Form 10-Q
period 2000-06-30
ICON INCOME FUND EIGHT B LP
filed 2000-08-15
CIK 1121716

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended                                 June 30, 2000
                     -----------------------------------------------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                           to
                               -------------------------     -------------------

Commission File Number                          333-37504


                          ICON Income Fund Eight B L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                          13-4101114
--------------------------------------------------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)


              111 Church Street, White Plains, New York 10601-1505
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip code)


                                 (914) 993-1700
--------------------------------------------------------------------------------
               Registrant's telephone number, including area code



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



                                                           [ x] Yes     [  ] No

                          ICON Income Fund Eight B L.P.
                        (a Delaware Limited Partnership)

                                  Balance Sheet

                                  June 30, 2000

                                   (Unaudited)


          Assets

Cash                                                                                              $  1,288,888

Investment in finance leases
   Minimum rents receivable                                                                          2,270,380
   Estimated unguaranteed residual values                                                              207,180
   Initial direct costs                                                                                 60,859
   Unearned income                                                                                    (436,448)
                                                                                                 --------------

                                                                                                     2,101,971

Total assets                                                                                      $  3,390,859

         Liabilities and Partners' Equity

Accounts payable-General Partner                                                                 $     120,231
Accounts payable-other                                                                                   3,497
                                                                                                 -------------

                                                                                                       123,728

Commitments and Contingencies

Partners' equity
        General Partner                                                                                  1,117
        Limited Partners (37,611.39 units outstanding,
        $100 per unit original issue price)                                                          3,266,014
                                                                                                 -------------

        Total partners' equity                                                                       3,267,131

Total liabilities and partners' equity                                                            $  3,390,859
                                                                                                  ============







See accompanying notes to financial statements.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                             Statement of Operations

      For the period February 7, 2000 (date of inception) to June 30, 2000
                                   (Unaudited)


Revenues
    Finance income                                                                  $      17,620
    Interest income                                                                           253
                                                                                    -------------

    Total revenues                                                                         17,873

Expenses
    Management fees - General Partner                                                       2,415
    General and administrative                                                              1,451
    Amortization of initial direct costs                                                    1,295
    Administrative expense reimbursements - General Partner                                   966
                                                                                    -------------

Total expenses                                                                              6,127

Net income                                                                          $      11,746
                                                                                    =============

Net Income allocable to:
    Limited Partners                                                                $      11,629
    General Partner                                                                           117
                                                                                    -------------

                                                                                    $      11,746

Weighted average number of limited partnership units outstanding                           18,806
                                                                                    =============

Net income per weighted average limited partnership unit                            $         .62
                                                                                    =============



















See accompanying notes to financial statements.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                    Statement of Changes in Partners' Equity

            For the Period from February 7, 2000 (date of inception)
                                to June 30, 2000

                                   (Unaudited)


                                                                      Limited           General
                                                                      Partners          Partner             Total

Initial partners
capital contributions                                             $        1,000     $      1,000    $        2,000

Proceeds from issuance
of limited partnership
units (37,611.39 units)                                                3,761,139                          3,761,139

Sales and offering expenses                                             (507,754)                          (507,754)

Net income                                                                11,629              117            11,746
                                                                  --------------     ------------    --------------
Balance at June 30, 2000                                          $    3,266,014     $      1,117    $    3,267,131
                                                                  ==============     ============    ==============






















See accompanying notes to financial statements.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                             Statement of Cash Flows

            For the Period from February 7, 2000 (date of inception)
                                to June 30, 2000

                                   (Unaudited)



Cash flows provided from operating activities:
  Net income                                                                            $      11,746
                                                                                     ----------------
Adjustments to reconcile net income to net cash
  provided by operating activities:
          Amortization of initial direct costs 1,295 Changes in operating assets and liabilities:
          Collection of principal non-financed receivables                                     30,686
Accounts payable to General Partner                                                           120,231
          Accounts payable-other                                                                3,497

Total adjustments                                                                             155,709

Net cash provided by operating activities                                                     167,455
                                                                                    -----------------

Cash flows from investing activities:
     Equipment purchased                                                                   (2,071,798)
     Initial direct costs                                                                     (62,154)

Net cash (used for) investing activities                                                   (2,133,952)
                                                                                    ------------------

Cash flows provided by financing activities:
     Initial partners capital contributions                                                     2,000
     Issuance of limited partnership units, net of offering expenses                        3,253,385

Net cash provided by financing activities                                                   3,255,385
                                                                                    -----------------

Net increase in cash                                                                        1,288,888

Cash at beginning of  period                                                                        0

Cash at end of period                                                                   $   1,288,888
                                                                                    =================







See accompanying notes to financial statements.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements

                                  June 30, 2000
                                   (Unaudited)

1.       Organization

         ICON Income Fund Eight B L. P. (the "Partnership") was formed on February 7, 2000 as a Delaware limited partnership with an initial capitalization of $2,000. It was formed to acquire various types of equipment, to lease such equipment to third parties and, to a lesser degree, to enter into secured financing transactions. The Partnership's maximum offering is $75,000,000. The Partnership commenced business operations on its initial closing date, June 14, 2000, with the admission of 15,815.51 limited partnership units at $100 per unit representing $1,581,551 of capital contributions. As of June 30, 2000, 21,795.88 additional units had been admitted in to the partnership with aggregate gross proceeds of $2,179,588 bringing the total admission to 37,611.39 units totaling $3,761,139 in capital contributions.

         The General Partner of the Partnership is ICON Capital Corp. (the "General Partner"), a Connecticut corporation. The General Partner manages and controls the business affairs of the Partnership's equipment, leases and financing transactions under a management agreement with the Partnership.

2.       Capital Contribution

         The General Partner has made an initial capital contribution of $1,000, and the initial limited partner has made an initial capital contribution of $1,000 to the Partnership.

3.       Commitment and Contingencies

         The Partnership has not applied for an advance ruling from the Internal Revenue Service; however, in the opinion of counsel the Partnership will be classified as a Partnership and not as an association taxable for U.S. Federal income tax purposes. In the absence of a ruling, there cannot be assurance that the Partnership will not constitute an association taxable as a corporation.

4.      Related Party Transactions

       Fees and expenses paid or accrued by the Partnership to the General Partner or its affiliates for the period ended June 30, 2000 were as follows:

Organization and offering expenses        $ 131,640    Charged to equity
Underwriting commissions                     75,223    Charged to equity
Acquisition fees                             62,154    Capitalized
Management fees                               2,415    Charged to operations
Administrative expense reimbursements           966    Charged to operations
                                          ---------

                                          $ 272,398
                                          =========









                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                                  June 30, 2000


Item 2: General Partner's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the period ended June 30, 2000

       As the Partnership commenced operations on June 14, 2000, results of operations for the period ended June 30, 2000 do not reflect a full six months of activity. For the period ended June 30, 2000, the Partnership purchased and leased equipment with an initial cost of $2,071,798 to one lessee, and generated net income of $11,746.

Liquidity and Capital Resources

       The Partnership's primary sources of funds for the period ended June 30, 2000 were capital contributions, net of offering expenses, of $3,255,385. The Partnership intends to continue to purchase equipment and fund future cash distributions utilizing funds from capital contributions and cash generated from operations.

                          ICON Income Fund Eight B L.P.
                         (a Delaware Limited Partnership


PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed by the Partnership during the quarter ended June 30, 2000.

                          ICON Income Fund Eight B L.P.
                        (a Delaware Limited Partnership)



                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     ICON  Income  Fund  Eight B L.P.
                                     File No. 333-37504(Registrant)
                                     By its General Partner,
                                     ICON Capital Corp.





     August 10, 2000                 /s/Thomas W. Martin
----------------------               ----------------------------------------
         Date                        Thomas W. Martin
                                     Executive Vice President
                                     (Principal financial and accounting officer
                                     of the General Partner of the Registrant)