Form 10-Q
period 2000-09-30
ICON INCOME FUND EIGHT B LP
filed 2000-11-14
CIK 1121716

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended                       September 30, 2000
                     -----------------------------------------------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                       to
                               ---------------------    ------------------------

Commission File Number                        333-37504
                       ---------------------------------------------------------

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

                                  Balance Sheet

                               September 30, 2000

                                   (Unaudited)


         Assets

Cash .............................................   $  4,272,805
                                                     ------------

Investment in finance leases
   Minimum rents receivable ......................      8,175,031
   Estimated unguaranteed residual values ........      1,002,643
   Initial direct costs ..........................        209,297
   Unearned income ...............................     (2,379,850)
                                                     ------------
                                                        7,007,121

   Accounts receivable - affiliates ..............        650,000
                                                     ------------
   Other assets ..................................        850,866
                                                     ------------

Total assets .....................................   $ 12,780,792
                                                     ============

         Liabilities and Partners' Equity

Note payable .....................................   $  1,325,772
Accounts payable .................................         61,976
                                                     ------------
                                                        1,387,748

Commitments and Contingencies

Partners' equity
   General Partner ...............................            756
   Limited Partners (132,054.19 units outstanding,
     $100 per unit original issue price) .........     11,392,288
                                                     ------------

        Total partners' equity ...................     11,393,044

Total liabilities and partners' equity ...........   $ 12,780,792
                                                     ============





See accompanying notes to financial statements.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                             Statement of Operations

                                   (Unaudited)


                                                                                                   For the Period
                                               For the Three        For the Period
                                                Months Ended      February 7, 2000 to
                                             September 30, 2000   September 30, 2000
Revenues
    Finance income ......................         $187,029             $204,649
    Interest income .....................           33,403               33,656
                                                  --------             --------

    Total revenues ......................          220,432              238,305
                                                  --------             --------

Expenses
    Management fees - General Partner ...           54,603               57,018
    General and administrative ..........            4,922                6,373
    Amortization of initial direct costs            10,654               11,949
    Administrative expense reimbursements
      - General Partner .................           21,929               22,895
    Interest expense ....................           31,391               31,391
                                                  --------             --------

Total expenses ..........................          123,499              129,626
                                                  --------             --------

Net income ..............................         $ 96,933             $108,679
                                                  ========             ========

Net Income allocable to:
    Limited partners ....................         $ 95,964             $107,592
    General Partner .....................              969                1,087
                                                  --------             --------

                                                  $ 96,933             $108,679
                                                  ========             ========

Weighted average number of limited
  partnership units outstanding                     72,094               58,772
                                                  ========             ========

Net income per weighted average
  limited partnership unit                        $   1.33             $   1.83
                                                  ========             ========












See accompanying notes to financial statements.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                    Statement of Changes in Partners' Equity

            For the Period from February 7, 2000 (date of inception)
                              to September 30, 2000

                                   (Unaudited)


                              Return of      Investment       Limited        General
                               Capital         Income        Partners        Partner      Total

Initial partners
  capital contributions                                     $     1,000     $ 1,000    $     2,000

Proceeds from issuance
  of limited partnership
  units (132,054.19 units)                                   13,205,419         -       13,205,419

Sales and offering expenses                                  (1,782,731)        -       (1,782,731)

Cash distribution               $.53           $1.83           (138,992)     (1,331)      (140,323)

Net income                                                      107,592       1,087        108,679
                                                            -----------     -------    -----------

Balance at September 30, 2000                               $11,392,288     $   756    $11,393,044
                                                            ===========     =======    ===========














See accompanying notes to financial statements.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                             Statement of Cash Flows

            For the Period from February 7, 2000 (date of inception)
                              to September 30, 2000

                                   (Unaudited)



Cash flows provided from operating activities:
    Net income ....................................................   $    108,679
                                                                      ------------
    Adjustments to reconcile net income to net cash
      provided by operating activities:
      Amortization  of initial direct costs .......................         11,949
      Changes in operating assets and liabilities:
        Collection of principal receivables .......................        575,331
        Accounts receivable - affiliates ..........................       (650,000)
        Accounts payable ..........................................         61,976
        Other assets ..............................................            866
                                                                      ------------

          Total adjustments .......................................            122

        Net cash provided by operating activities .................        108,801
                                                                      ------------

Cash flows from investing activities:
    Equipment purchased ...........................................     (7,374,886)
    Initial direct costs ..........................................       (221,247)
    Other assets ..................................................       (850,000)
                                                                      ------------

        Net cash used for investing activities ....................     (8,446,133)
                                                                      ------------

Cash flows provided by financing activities:
    Initial partners capital contribution .........................          2,000
    Proceeds from note payable ....................................      3,977,317
    Issuance of limited partnership units, net of offering expenses     11,422,688
    Payment on note payable .......................................     (2,651,545)
    Cash distributed to partners ..................................       (140,323)
                                                                      ------------

        Net cash provided by financing activities .................     12,610,137
                                                                      ------------

Cash at end of period .............................................   $  4,272,805
                                                                      ============





See accompanying notes to financial statements.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements

                               September 30, 2000
                                   (Unaudited)

1.    Organization

      ICON Income Fund Eight B L.P. (the "Partnership") was formed on February 7, 2000 (date of inception) as a Delaware limited partnership with an initial capitalization of $2,000. It was formed to acquire various types of equipment, to lease such equipment to third parties and, to a lesser degree, to enter into secured financing transactions. The Partnership's maximum offering is $75,000,000. The Partnership commenced business operations on its initial closing date, June 14, 2000, with the admission of 15,815.51 limited partnership units at $100 per unit representing $1,581,551 of capital contributions. As of September 30, 2000, 116,238.68 additional units had been admitted in to the partnership with aggregate gross proceeds of $11,623,868 bringing the total admission to 132,054.19 units totaling $13,205,419 in capital contributions.

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

3.    Related Party Transactions

       Fees and  expenses  paid or accrued  by the  Partnership  to the  General
Partner or its affiliates for the period ended September 30, 2000 were as follows:

Organization and offering expenses        $  462,190    Charged to equity
Underwriting commissions                     264,108    Charged to equity
Acquisition fees                           1,071,247    Capitalized
Management fees                               57,018    Charged to operations
Administrative expense reimbursements         22,895    Charged to operations
                                          ----------

                                          $1,877,458

      During the period ended September 30, 2000 the Partnership entered into a binding purchase agreement to purchase a portfolio of lease investments. An acquisition fee of $850,000 was paid to the General Partner in the period with respect to this acquisition. This amount was included in the caption Other assets on the September 30, 2000 balance sheet.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                               September 30, 2000

Item 2: General Partner's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three Months Ended September 30, 2000

      For the three months ended September 30, 2000 the Partnership purchased and leased equipment with an initial cost of $5,303,088 to one lessee.

      Revenues for the three months ended September 30, 2000 were $220,432, representing finance income of $187,029 and interest income of $33,403. Expenses for the three months ended September 30, 2000 were $123,499, representing management fees - General Partner of $54,603, general and administrative of $4,922, amortization of initial direct costs of $10,654, administrative expense reimbursements - General Partner of $21,929 and interest expense of $31,391. Net income for the three months ended September 30, 2000 was $96,933. The net income per weighted average limited partnership unit was $1.33.

Results of Operations From Date of Inception to September 30, 2000

      For the period from February 7, 2000 (date of inception) to September 30, 2000, the Partnership purchased and leased equipment with an initial cost of $7,374,886 to two lessees.

      As the Partnership commenced operations on June 14, 2000, results of operations from date of inception to September 30, 2000 do not reflect a full nine months activity. Revenues from date of inception to September 30, 2000 were $238,305, expenses totaled $129,626 and net income was $108,679. The net income per weighted average limited partnership unit was $1.83.

Liquidity and Capital Resources

      The Partnership's primary source of funds for the period June 14, 2000 to September 30, 2000 were capital contributions, net of offering expenses of $11,424,688 and net proceeds received from borrowings of $1,325,772. Net cash provided by operating activities was $108,801. The Partnership intends to continue to purchase equipment and fund cash distributions utilizing funds from capital contributions, cash from operations and additional borrowings.

      Cash distributions to limited partners, which were paid monthly commencing in July 2000, totaled $138,992.

                          ICON Income Fund Eight B L.P.
                         (A Delaware Limited Partnership


PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed by the Partnership during the quarter ended September 30, 2000.

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

                               ICON  Income  Fund  Eight B L.P.
                               File No. 333-37504(Registrant)
                               By its General Partner,
                               ICON Capital Corp.




November 10, 2000              /s/ Thomas W. Martin
-----------------              -------------------------------------------------
      Date                     Thomas W. Martin
                               Executive Vice President
                               (Principal financial and accounting officer of
                               the General Partner of the Registrant)