Form 10-K
period 2000-12-31
ICON INCOME FUND EIGHT B LP
filed 2001-03-30
CIK 1121716

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ] Annual Report  Pursuant to Section 13 or 15(d) of the Securities  Exchange
      Act of 1934 [Fee Required]

For the fiscal year ended                   December 31, 2000
                          ------------------------------------------------------
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 [Fee Required]

For the transition period from                        to
                               ----------------------    -----------------------

Commission File Number                      333-37504
                      ----------------------------------------------------------

                          ICON Income Fund Eight B L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                         13-4101114
--------------------------------        ----------------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                       Identification Number)

              111 Church Street, White Plains, New York 10601-1505
--------------------------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code            (914) 993-1700
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act:     None

Title of each class                    Name of each exchange on which registered

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:
     Units of Limited Partnership Interests

--------------------------------------------------------------------------------
                                (Title of class)

--------------------------------------------------------------------------------
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                                 [X] Yes [ ] No

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                                December 31, 2000

                                TABLE OF CONTENTS

Item                                                                     Page

PART I

1.   Business                                                              3

2.   Properties                                                            4

3.   Legal Proceedings                                                     4

4.   Submission of Matters to a Vote of Security Holders                   4

PART II

5.   Market for the Registrant's Securities and Related
     Security Holder Matters                                               5

6.   Selected Financial and Operating Data                                 5

7.   General Partner's Discussion and Analysis of Financial
     Condition and Results of Operations                                 6-7

8.   Consolidated Financial Statements and Supplementary Data           8-21

9.   Changes in and Disagreements with Accountants on
     Accounting and Financial Disclosure                                  22

PART III

10.  Directors and Executive Officers of the Registrant's
     General Partner                                                   22-23

11.  Executive Compensation                                               24

12.  Security Ownership of Certain Beneficial Owners
     and Management                                                       24

13.  Certain Relationships and Related Transactions                       24

PART IV

14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K      25

SIGNATURES                                                                26

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                                December 31, 2000


PART I

Item 1.  Business

General Development of Business

     ICON Income Fund Eight B L.P. (the "Partnership"), was formed on February 7, 2000 as a Delaware limited partnership. The Partnership's maximum offering is $75,000,000. The Partnership commenced business operations on its initial closing date, June 14, 2000, with the admission of 15,815.51 limited partnership units at $100 per unit representing $1,581,551 of capital contributions. Between June 15, 2000 and December 31, 2000, 203,998.14 additional units were admitted representing $20,399,814 of capital contributions, bringing the total limited partner capital contributions to $21,981,365. Total outstanding units at December 31, 2000 were 219,813.65.

Segment Information

     The Partnership has only one operating segment: the business of financing or acquiring equipment subject to leases with companies that the Partnership believes to be creditworthy.

Narrative Description of Business

     The Partnership is an equipment leasing income fund. The principal objective of the Partnership is to obtain the maximum economic return from its investments for the benefit of its limited partners. To achieve this objective, the Partnership intends to: (1) acquire a diversified portfolio of low obsolescence equipment having long lives and high residual values; (2) make monthly cash distributions to its limited partners from cash from operations, commencing with each limited partner's admission to the Partnership, continuing through the Reinvestment Period, which period will end no later than the eighth anniversary after the final closing date; (3) re-invest substantially all undistributed cash from operations and cash from sales in additional equipment and financing transactions during the Reinvestment Period; and (4) sell the Partnership's investments and distribute the cash from sales of such investments to its limited partners within twelve to twenty-four months after the end of the Reinvestment Period.

     The equipment leasing industry is highly competitive. In initiating its leasing transactions, the Partnership competes with leasing companies, manufacturers that lease their products directly, equipment brokers and dealers and financial institutions, including commercial banks and insurance companies. Many competitors are larger than the Partnership and have greater financial resources.

     The Partnership had four lessees, which accounted for more than 10% of total revenue during the year ended December 31, 2000. Equipment leased to Regus Business Center Corp., Scandinavian Airlines System, CSK Auto, Inc. and Petsmart, Inc. contributed 42%, 22%, 16% and 12%, respectively, of total revenue.

     The Partnership has no direct employees. The General Partner has full and exclusive discretion in management and control of the Partnership.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                                December 31, 2000

Lease and Financing Transactions

     For the period ended December 31, 2000 the Partnership purchased subject to lease $84,993,822 of equipment. The equipment purchased subject to lease includes $44,515,416 of aircraft equipment leased to Scandinavian Airlines Systems by a joint venture ("ICON Aircraft 24846, LLC") in which the Partnership has a 96% ownership interest and $29,705,716 of various types of equipment leased to 33 lessees by a joint venture ("ICON Cheyenne, LLC") in which the Partnership has an 87.69% ownership interest. The Partnership also purchased a total of $10,772,690 of equipment which was subject to lease with CSK Auto, Inc., Regus Business Center Corp. and Petsmart, Inc.

     The Partnership accounts for its two joint venture investments by consolidating 100% of the assets and liabilities of the joint ventures and reflecting a liability for the related minority interests. ICON Aircraft 24846, LLC was formed in 2000 with two affiliates, ICON Cash Flow Partners L.P. Seven and ICON Income Fund Eight A L.P., each of which have a 2% ownership interest. ICON Cheyenne, LLC was formed in 2000 with three affiliates, ICON Cash Flow Partners L.P. Six, ICON Cash Flow Partners L.P. Seven and ICON Income Fund Eight A L.P., which have ownership interests of 1%, 10.31% and 1%, respectively.

Item 2.  Properties
         ----------

     The Partnership neither owns nor leases office space or equipment for the purpose of managing its day-to-day affairs.

Item 3.  Legal Proceedings
         -----------------

     The Partnership is not a party to any pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of 2000.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                                December 31, 2000

PART II

Item 5.  Market for the  Registrant's  Securities  and Related  Security  Holder
         Matters
         -----------------------------------------------------------------------

     The Partnership's limited partnership interests are not publicly traded nor is there currently a market for the Partnership's limited partnership units. It is unlikely that any such market will develop.

                                            Number of Equity Security Holders
 Title of Class                                 as of December 31, 2000
 --------------                             ---------------------------------

Limited Partners                                          920
General Partner                                             1

Item 6.  Selected Consolidated Financial and Operating Data
         --------------------------------------------------

                                                              For the Period
                                                             February 7, 2000
                                                          (date of inception) to
                                                           December 31, 2000 (1)
                                                           -----------------

Total revenue                                                $      742,302
                                                             ==============

Net income                                                   $      291,236
                                                             ==============

Net income allocable to limited partners                     $      288,324
                                                             ==============

Net income allocable to the General Partner                  $        2,912
                                                             ==============

Weighted average limited partnership units outstanding              132,049
                                                             ==============

Net income per weighted average limited partnership unit     $         2.18
                                                             ==============

Distributions to limited partners                            $      536,708
                                                             ==============

Distributions to the General Partner                         $        5,228
                                                             ==============


                                                            December 31, 2000

Total assets                                                 $   88,108,178
                                                             ==============

Partners' equity                                             $   18,764,181
                                                             ==============


(1) No data is presented for the periods prior to 2000 since the Partnership commenced operations on February 7, 2000, the initial closing date. Revenue and net income for 2000 does not reflect a full year's operations.

     The above selected financial data should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this report.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                                December 31, 2000

Item 7. General Partner's Discussion and Analysis of Financial Condition and Results of Operations
        ------------------------------------------------------------------------

     ICON Income Fund Eight B L.P. (the "Partnership"), was formed on February 7, 2000 as a Delaware limited partnership. The Partnership's maximum offering is $75,000,000. The Partnership commenced business operations on its initial closing date, June 14, 2000, with the admission of 15,815.51 limited partnership units at $100 per unit representing $1,581,551 of capital contributions. Between June 15, 2000 and December 31, 2000, additional units were admitted representing $20,399,814 of capital contributions bringing the total admission to 219,813.65 units totaling $21,981,365 in capital contributions.

Results of Operations for the Period Ended December 31, 2000

     For the period ended December 31, 2000, the Partnership purchased equipment subject to lease with an initial cost of $84,993,822. Revenues for the period were $742,302, representing finance income of $521,406, rental income of $164,361 and interest income of $56,535. Expenses for the period totaled
$451,066, representing interest expense of $123,815, depreciation expense of $111,940, management fees - General Partner of $92,140, general and administration of $51,576, administrative expense reimbursements - General Partner of $37,441 and amortization of initial direct costs of $33,510. Net income for the period was $291,236. The net income per weighted average limited partnership unit was $2.18.

Liquidity and Capital Resources

     The Partnership's primary sources of funds in 2000 were capital contributions, net of offering expenses, of $19,013,881, net proceeds received from borrowings of $7,000,000 and net cash generated from operations of
$1,232,206.   These  funds,   along  with  the   assumption  of  $60,578,610  in
non-recourse notes payable, were used to purchase equipment subject to lease with an initial cost of $84,993,822 and to fund cash distributions. The Partnership intends to continue to purchase equipment and fund cash distributions utilizing funds from capital contributions, additional borrowings and cash from operations.

     Cash distributions to the limited partners, which were paid monthly, aggregated $536,708 in 2000. The monthly distribution rate in 2000 was 10.75% (on an annualized basis). Distributions were calculated based on the number of days each investment unit was in the Partnership.

     As of December 31, 2000, there were no known trends or demands, commitments, events or uncertainties which are likely to have any material effect on liquidity. As cash is realized from the continued offering, operations or borrowings, the Partnership will continue to invest while retaining sufficient cash to meet its reserve requirements and recurring obligations.

Item 7a.  Qualitative and Quantitative Disclosures About Market Risk

     The Partnership is exposed to certain market risks, including changes in interest rates. The Partnership believes its exposure to other market risks are insignificant to both its financial position and results of operations.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                                December 31, 2000

     The Partnership manages its interest rate risk by obtaining fixed rate debt. The fixed rate debt service obligation streams are generally matched by fixed rate lease receivable streams generated by the Partnership's lease investments. The Partnership also obtained floating rate debt associated with its acquisition of an aircraft leased to Scandinavian Airlines System. This floating rate debt service obligation is satisfied by the floating rate rental stream generated by the lease.

     The Partnership borrows funds under a floating rate line of credit and is therefore exposed to interest rate risk until the floating rate line of credit is repaid. The Partnership's borrowings under the floating rate line of credit as of December 31, 2000 was $7,000,000. The Partnership believes the risk associated with rising interest rates under this line is immaterial.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                                December 31, 2000

Item 8.  Consolidated Financial Statements and Supplementary Data
         --------------------------------------------------------

                          Index to Financial Statements

                                                                  Page Number

Independent Auditors' Report                                           10

Consolidated Balance Sheet as of December 31, 2000                     11

Consolidated Statement of Operations for the Period
  February 7, 2000 (date of inception)
  to December 31, 2000                                                 12

Consolidated Statement of Changes in Partners' Equity
  for the Period February 7, 2000
  (date of inception) to December 31, 2000                             13

Consolidated Statement of Cash Flows for the
  Period February 7, 2000 (date of inception)
  to December 31, 2000                                              14-15

Notes to Consolidated Financial Statements                          16-21

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                        Consolidated Financial Statements

                                December 31, 2000

                   (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT




The Partners
ICON Income Fund Eight B L.P.:

We have audited the accompanying consolidated balance sheet of ICON Income Fund Eight B L.P. (a Delaware limited partnership) as of December 31, 2000, and the related statements of operations, changes in partners' equity, and cash flows for the period from February 7, 2000 (date of inception) to December 31, 2000. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ICON Income Fund Eight B L.P. as of December 31, 2000, and the results of its operations and its cash flows for the period from February 7, 2000 (date of inception) to December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.



                                      /s/ KPMG LLP
                                      ------------------------------------------
                                      KPMG LLP



March 28, 2001
New York, New York

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                           Consolidated Balance Sheet

                                  December 31,

                                                                       2000
                                                                       ----
Assets

Cash .........................................................     $  1,315,706
                                                                   ------------

Investment in finance leases
   Minimum rents receivable ..................................       11,631,296
   Estimated unguaranteed residual values ....................        1,233,991
   Initial direct costs ......................................          289,670
   Unearned income ...........................................       (2,998,971)
                                                                   ------------
                                                                     10,155,986

Investment in operating leases
   Equipment, at cost ........................................       76,284,645
   Accumulated depreciation ..................................         (111,940)
                                                                   ------------
                                                                     76,172,705

Other assets .................................................          463,781
                                                                   ------------

Total assets .................................................     $ 88,108,178
                                                                   ============

Liabilities and Partners' Equity

Notes payable - non-recourse .................................     $ 60,497,834
Note payable - line of credit ................................        7,000,000
Security deposits and other ..................................          352,383
Minority interests in joint ventures .........................        1,493,780
                                                                   ------------
                                                                     69,343,997

Commitments and Contingencies

Partners' equity (deficiency)
   General Partner ...........................................           (1,316)
   Limited partners (219,813.65 units
     outstanding, $100 per unit original issue price) ........       18,765,497
                                                                   ------------

     Total partners' equity ..................................       18,764,181
                                                                   ------------

Total liabilities and partners' equity .......................     $ 88,108,178
                                                                   ============







See accompanying notes to consolidated financial statements.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                      Consolidated Statement of Operations

    For the Period February 7, 2000 (date of inception) to December 31, 2000

Revenues

   Finance income ............................................          $521,406
   Rental income .............................................           164,361
   Interest income and other .................................            56,535
                                                                        --------

   Total revenues ............................................           742,302
                                                                        --------

Expenses

   Interest ..................................................           123,815
   Depreciation ..............................................           111,940
   General and administrative ................................            51,576
   Amortization of initial direct costs ......................            33,510
   Management fees - General Partner .........................            92,140
   Administrative expense
     reimbursements - General Partner ........................            37,441
   Minority interest expense .................................               644
                                                                        --------

   Total expenses ............................................           451,066
                                                                        --------

Net income ...................................................          $291,236
                                                                        ========

Net income allocable to:
   Limited partners ..........................................           288,324
   General Partner ...........................................             2,912
                                                                        --------

                                                                        $291,236

Weighted average number of limited
   partnership units outstanding .............................           132,049
                                                                        ========

Net income per weighted average
   limited partnership unit ..................................          $   2.18
                                                                        ========










See accompanying notes to consolidated financial statements.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

              Consolidated Statement of Changes in Partners' Equity

  For the Period from February 7, 2000 (date of inception) to December 31, 2000

                                   Limited Partner Distributions

                                      Return of    Investment         Limited      General
                                       Capital       Income          Partners      Partner       Total
                                    (Per weighted average unit)

Initial partners'
  capital contribution                                             $     1,000    $ 1,000    $     2,000

Refund of initial
   limited partners'
   capital contribution                                                 (1,000)       -           (1,000)

Proceeds from issuance
   of limited partnership
   units (219,813.65 units)                                         21,981,365        -       21,981,365

Sales and offering expenses                                         (2,967,484)       -       (2,967,484)

Cash distributions to partners        $  1.88       $  2.18           (536,708)    (5,228)      (541,936)

Net income                                                             288,324      2,912        291,236
                                                                   -----------    -------    -----------

Balance at
   December 31, 2000                                               $18,765,497    $(1,316)   $18,764,181
                                                                   ===========    =======    ===========
















See accompanying notes to consolidated financial statements.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                      Consolidated Statement of Cash Flows

    For the Period February 7, 2000 (date of inception) to December 31, 2000

Cash flows from operating activities:
   Net income .................................................    $    291,236
                                                                   ------------
   Adjustments to reconcile net income to
     net cash provided by operating activities:
     Depreciation .............................................         111,940
     Amortization of initial direct costs .....................          33,510
     Minority interest expense ................................             644
     Changes in operating assets and liabilities:
       Collection of principal - non-financed receivables .....         906,374
       Other assets ...........................................        (463,781)
       Security deposits and other ............................         352,383
                                                                   ------------

         Total adjustments ....................................         941,070
                                                                   ------------

       Net cash provided by operating activities ..............       1,232,306
                                                                   ------------

Cash flows from investing activities:
   Equipment purchased ........................................     (24,415,212)
   Initial direct costs .......................................      (2,386,693)
                                                                   ------------

       Net cash used in investing activities ..................     (26,801,905)
                                                                   ------------

Cash flows from financing activities:
   Initial partners' capital contribution .....................           2,000
   Refund initial limited partner contribution ................          (1,000)
   Issuance of limited partnership units,
     net of offering expenses .................................      19,013,881
   Proceeds from note payable - line of credit ................       7,000,000
   Cash distributions to partners .............................        (541,936)
   Minority interest in joint venture .........................       1,493,136
   Payment of non-recourse borrowings .........................         (80,776)
                                                                   ------------

       Net cash provided by financing activities ..............      26,885,305
                                                                   ------------

Net increase in cash ..........................................       1,315,706

Cash at beginning of the period ...............................            --
                                                                   ------------

Cash at end of year ...........................................    $  1,315,706
                                                                   ============




See accompanying notes to consolidated financial statements.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                Consolidated Statement of Cash Flows (continued)

Supplemental Disclosure of Cash Flow Information

      For the periods ended December 31, 2000, non-cash activities included the following:


Fair value of equipment and receivables
   purchased for debt .......................................      $ 60,578,610
Non-recourse notes payable assumed in purchase price ........       (60,578,610)
                                                                   ------------

                                                                   $       --
                                                                   ============






























See accompanying notes to consolidated financial statements.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

                                December 31, 2000

1.   Organization

     ICON Income Fund Eight B L.P. (the "Partnership") was formed on February 7, 2000 as a Delaware limited partnership with an initial capitalization of $2,000. It was formed to acquire various types of equipment, to lease such equipment to third parties and, to a lesser degree, to enter into secured financing transactions. The Partnership's maximum offering is $75,000,000. The Partnership commenced business operations on its initial closing date, June 14, 2000, with the admission of 15,815.51 limited partnership units at $100 per unit representing $1,581,551 of capital contributions. As of December 31, 2000, 203,998.14 additional units had been admitted into the Partnership with aggregate gross proceeds of $20,399,814 bringing the total admission to 219,813.65 units totaling $21,981,365 in capital contributions.

     The General Partner of the Partnership is ICON Capital Corp. (the "General Partner"), a Connecticut corporation. The General Partner will manage and control the business affairs of the Partnership's equipment, leases and financing transactions under a management agreement with the Partnership.

     ICON Securities Corp., an affiliate of the General Partner, has and will receive an underwriting commission on the gross proceeds from sales of all units. The total underwriting compensation to be paid by the Partnership, including underwriting commissions, sales commissions, incentive fees, public offering expense reimbursements and due diligence activities is limited to 13.5% of gross proceeds up to $25,000,000, 13.0% of gross proceeds from $25,000,000 to $50,000,000 and 12.5% of gross offering proceeds from $50,000,000 to $75,000,000. Such offering expenses aggregated $2,967,484 at December 31, 2000 and were charged directly to limited partners equity.

     Profits, losses, cash distributions and disposition proceeds will be allocated 99% to the limited partners and 1% to the General Partner until each limited partner has received cash distributions and disposition proceeds sufficient to reduce its adjusted capital contribution account to zero and receive, in addition, other distributions and allocations which would provide an 8% per annum cumulative return on its outstanding adjusted capital contribution account. After such time, the distributions will be allocated 90% to the limited partners and 10% to the General Partner.

2.   Significant Accounting Policies

     Basis of Accounting and Presentation - The Partnership's records are maintained on the accrual basis. The preparation of financial statements in conformity with generally accepted accounting principles requires the General Partner's management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates. In addition, management is required to disclose contingent assets and liabilities.

     Consolidation - The consolidated financial statements include the accounts of the Partnership and its majority owned subsidiaries, ICON Cheyenne LLC ("ICON Cheyenne") and ICON Aircraft 24846, LLC ("ICON Aircraft"). All inter-company accounts and transactions have been eliminated.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     Leases - The Partnership accounts for owned equipment leased to third parties as finance leases or operating leases, as appropriate. For finance leases, the Partnership records, at the inception of the lease, the total minimum lease payments receivable, the estimated unguaranteed residual values, the initial direct costs related to the leases and the related unearned income. Unearned income represents the difference between the sum of the minimum lease payments receivable plus the estimated unguaranteed residual minus the cost of the leased equipment. Unearned income is recognized as finance income over the terms of the related leases using the interest method. For operating leases, equipment is recorded at cost and is depreciated on the straight-line method over the lease terms to their estimated fair market values at lease terminations. Related lease rentals are recognized on the straight-line method over the lease terms. Billed and uncollected operating lease receivables, net of allowance for doubtful accounts, are included in other assets. Initial direct costs of finance leases are capitalized and are amortized over the terms of the related leases using the interest method. Initial direct costs of operating leases are capitalized and depreciated on the straight-line method over the lease terms. Each lease is expected to provide aggregate contractual rents that, along with residual proceeds, return the Partnership's cost of its investments along with investment income.

     Disclosures About Fair Value of Financial Instruments - Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments" requires disclosures about the fair value of financial instruments, except for lease related instruments. Separate disclosure of fair value information as of December 31, 2000 with respect to the Company's assets and certain liabilities is not provided because (i) SFAS No. 107 does not require disclosures about the fair value of lease arrangements and (ii) the carrying value of financial instruments, other than lease related investments, approximates market value and (iii) fair value information concerning certain non-recourse debt obligations is not practicable to estimate without incurring excessive costs to obtain all the information that would be necessary to derive a market rate.

     Impairment of Estimated Residual Values - The Partnership's policy with respect to impairment of estimated residual values is to review, on a periodic basis, the carrying value of its residuals on an individual asset basis to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable and, therefore, an impairment loss should be recognized. The events or changes in circumstances which generally indicate that the residual value of an asset has been impaired are (i) the estimated fair value of the underlying equipment is less than the Partnership's carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from disposition of the asset will be sufficient to satisfy the remaining obligation to the non-recourse lender and the Partnership's residual position. Generally in the latter situation, the residual position relates to equipment subject to third party non-recourse notes payable where the lessee remits their rental payments directly to the lender and the Partnership does not recover its residual until the non-recourse note obligation is repaid in full.

     The Partnership measures its impairment loss as the amount by which the carrying amount of the residual value exceeds the estimated proceeds to be received by the Partnership from release or resale of the equipment. Generally, quoted market prices are used as the basis for measuring whether an impairment loss should be recognized.

     Income Taxes - No provision for income taxes has been made as the liability for such taxes is that of each of the partners rather than the Partnership.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     New Accounting Pronouncement - Effective January 1, 2001, the Partnership adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. The adoption of SFAS No. 133 did not have any effect on the Partnership's financial position or results of operations.

3.   Joint Ventures

     The Partnership and affiliates formed two joint ventures discussed below for the purpose of acquiring and managing various assets.

     In 2000 the Partnership and three affiliates, ICON Cash Flow Partners L.P. Six ("L.P. Six"), ICON Cash Flow Partners L.P. Seven ("L.P. Seven") and ICON Income Fund Eight A L.P. ("Fund Eight A") formed ICON Cheyenne for the purpose of acquiring a portfolio of leases with a purchase price of $29,705,716, which was funded with cash and non-recourse debt assumed. The leases expire from May 2001 to September 2006. The Partnership, L.P. Seven, L.P. Six and Fund Eight A have ownership interests of 87.69%, 10.31%, 1.0% and 1.0%, respectively, in ICON Cheyenne. The Partnership's consolidated financial statements include 100% of the assets and liabilities of ICON Cheyenne. L.P. Seven, L.P. Six and Fund Eight A's interest in ICON Cheyenne have been reflected as minority interest in joint ventures.

     In 2000 the Partnership and two affiliates, L.P. Seven and Fund Eight A formed ICON Aircraft for the purpose of acquiring an investment in an aircraft leased to Scandinavian Airlines System with a purchase price of $44,515,416, which was funded with cash and non-recourse debt assumed in the purchase price. The lease expires in March 2003. The Partnership, L.P. Seven and Fund Eight A have ownership interests of 96%, 2% and 2%, respectively in ICON Aircraft. The Partnership's consolidated financial statements include 100% of the assets and liabilities of ICON Aircraft. L.P. Seven and Fund Eight A's interest in ICON Aircraft have been reflected as minority interest in joint ventures.

4.   Receivables Due in Installments

     Non-cancelable minimum annual amounts due on finance leases are as follows:

                      Year
                      ----
                      2001                        $ 3,151,636
                      2002                          3,151,636
                      2003                          3,119,420
                      2004                          1,953,135
                      2005                            255,469
                                                  -----------

                                                  $11,631,296
                                                  ===========

                          ICON Income Fund Eight B L.P.
                         A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

5.       Investment in Operating Leases

     In 2000, the Partnership acquired an aircraft leased to Scandinavian Airlines System ("SAS"). The purchase price totaled $44,515,416 and was acquired with two other affiliates within the ICON Aircraft joint venture. The rental payment amount under the SAS lease varies to match the non-recourse floating rate debt obligations secured by this lease (see Note 6). The Partnership also acquired in 2000 a portfolio of various types of equipment leased to 33 lessees. The purchase price totaled $29,705,716 and was acquired with three other affiliates within the ICON Cheyenne joint venture (see Note 3).

     The investment in operating leases at December 31, 2000 consisted of the following:

     Equipment, beginning of year                         $       -

     Equipment acquisitions                                74,221,132
     Initial direct costs                                   2,063,513
                                                          -----------

     Equipment cost, end of year                          $76,284,645

     Accumulated depreciation, beginning of year          $       -

     Depreciation                                            (111,940)
                                                          -----------
     Accumulated depreciation, end of year                   (111,940)
                                                          -----------

     Investment in operating lease, end of year           $76,172,705
                                                          ===========

6.   Notes Payable

     Notes payable consists of notes payable non-recourse, representing $42,193,296 borrowed by the ICON Aircraft joint venture and $18,304,565 borrowed by the ICON Cheyenne joint venture (see Note 3) and note payable-line of credit. The ICON Aircraft joint venture note carries a floating interest rate of Libor plus 2.25% and the ICON Cheyenne joint venture notes carry fixed interest rates ranging from 5.52% to 10.05%.

     The Partnership entered into a recourse line of credit agreement with a lender in November, 2000, which expires in November 2001. The maximum amount available under the line is $7,000,000. This line of credit is collateralized by certain receivables and residuals and bears interest at the rate of prime plus one percent. At December 31, 2000, the prime rate was 9.5% and the Partnership had $7,000,000 outstanding under this line of credit. The above notes mature as follows:

                      Notes Payable     Note Payable -
       Year           Non-Recourse      Line of Credit         Total

     2001             $10,995,171        $ 7,000,000        $17,995,171
     2002               8,595,191               --            8,595,191
     2003              39,154,694               --           39,154,694
     2004               1,163,852               --            1,163,852
     2005                 541,752               --              541,752
     Subsequent            47,175               --               47,175
                      -----------        -----------        -----------
                      $60,497,835        $ 7,000,000        $67,497,835
                      ===========        ===========        ===========

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

7.   Related Party Transactions

     Fees and other expenses paid or accrued by the Partnership to the General Partner or its affiliates for the period ended December 31, 2000, were as follows:

                                         2000
Organization and
  offering expenses                $     769,348         Charged to equity
Underwriting commissions                 439,627         Charged to equity
Acquisition fees                       2,386,693         Capitalized
Management fees                           92,140         Charged to operations
Administrative expense
  reimbursements                          37,441         Charged to operations
                                   -------------

                                   $   3,725,249

     In 2000, the Partnership and three affiliates formed a joint venture ICON Cheyenne for the purpose of acquiring a portfolio of equipment leases and formed a joint venture ICON Aircraft with two affiliates to acquire an aircraft which is on lease to SAS. (See Note 3 for additional information relating to these joint ventures.)

8.   Tax Information (Unaudited)

     The following table reconciles net income for financial reporting purposes to income for federal income tax purposes for the period ended December 31, 2000:

                                                           2000
                                                           ----

         Net income per financial statements           $   291,236

         Differences due to:
           Direct finance leases                         1,160,940
           Depreciation                                 (1,212,261)
           Interest expense                                 83,585
           Other                                          (337,779)
                                                       -----------

         Partnership (loss) for
           federal income tax purposes                 $   (14,279)
                                                       ===========

     As of December 31, 2000, the partners' capital accounts included in the financial statements totaled $18,764,181 compared to the partners' capital accounts for federal income tax purposes of $21,426,150 (unaudited). The difference arises primarily from commissions reported as a reduction in the partners' capital accounts for financial reporting purposes but not for federal income tax purposes, and temporary differences related to direct finance leases, depreciation, and interest expense.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

9.   Quarterly Financial Data (Unaudited)

     The following table is a summary of financial data by quarter for the period from the Partnership's inception on February 7, 2000 through December 31, 2000:

                                             For the Quarters Ended (1)
                                       --------------------------------------

                                       June 30,   September 30,    December 31,
                                       -------     ------------    -----------

2000
Revenues ..........................    $11,746       $220,432       $510,124
                                       =======       ========       ========

Net income allocable to
  limited partners ................    $11,629       $ 95,964       $180,731
                                       =======       ========       ========

Net income per weighted
  average limited partnership unit     $  0.62       $   1.33       $   0.23
                                       =======       ========       ========

(1) Partnership's date of inception was February 7, 2000, but operations did not begin until June 14, 2000, its initial closing date.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                                December 31, 2000

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
          ----------------------------------------------------------------------

     None

PART III

Item 10.  Directors and Executive Officers of the Registrant's General Partner
          --------------------------------------------------------------------

     The General Partner, a Connecticut corporation, was formed in 1985. The General Partner's principal offices are located at 111 Church Street, White
Plains, New York 10601-1505, and its telephone number is (914) 993-1700. The officers of the General Partner have extensive experience with transactions involving the acquisition, leasing, financing and disposition of equipment, including acquiring and disposing of equipment subject to leases and full financing transactions.

     The manager of the Partnership's business is the General Partner. The General Partner is engaged in a broad range of equipment leasing and financing activities. Through its sales representatives and through various broker relationships throughout the United States, the General Partner offers a broad range of equipment leasing services.

     The General Partner will perform certain functions relating to the management of the equipment of the Partnership. Such services include the collection of lease payments from the lessees of the equipment, re-leasing services in connection with equipment which is off-lease, inspections of the equipment, liaison with and general supervision of lessees to assure that the equipment is being properly operated and maintained, monitoring performance by the lessees of their obligations under the leases and the payment of operating expenses.

     The officers and directors of the General Partner are as follows:

     Beaufort J.B. Clarke       Chairman, Chief Executive Officer and Director

     Paul B. Weiss              President and Director

     Thomas W. Martin           Executive Vice President and Director

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                                December 31, 2000

Item 10.  Continued

     Beaufort J. B. Clarke, age 55, has been Chairman, Chief Executive Officer and Director of the General Partner since 1996. Prior to his present position, Mr. Clarke was founder and the President and Chief Executive Officer of Griffin Equity Partners, Inc. Mr. Clarke formerly was an attorney with Shearman and Sterling and has over 20 years of senior management experience in the United States leasing industry.

     Paul B. Weiss, age 40, is President and Director of the General Partner. Mr. Weiss has been exclusively engaged in lease acquisitions since 1988 from his affiliations with the General Partner since 1996, Griffin Equity Partners (as Executive Vice President from 1993-1996); Gemini Financial Holdings (as Senior Vice President-Portfolio Acquisitions from 1991-1993) and Pegasus Capital Corporation (as Vice President-Portfolio Acquisitions from 1988-1991). He was previously an investment banker and a commercial banker.

     Thomas W. Martin, age 47, has been Executive Vice President of the General Partner since 1996. Prior to his present position, Mr. Martin was the Executive Vice President and Chief Financial Officer of Griffin Equity Partners, Inc. (1993-1996), Gemini Financial Holdings (as Senior Vice President from 1992-1993) and Chancellor Corporation (as Vice President-Syndications from 1985-1992). Mr. Martin has 17 years of senior management experience in the leasing business.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                                December 31, 2000

Item 11.  Executive Compensation
          ----------------------

     The Partnership has no directors or officers. The General Partner and its affiliates were paid or accrued the following compensation and reimbursement for costs and expenses for the period ended December, 31, 2000.

      Entity               Capacity              Type of Compensation                  2000
      ------               --------              --------------------                  ----

ICON Capital Corp.      General Partner   Organization and offering expenses       $  769,348
ICON Securities Corp.   Dealer-Manager    Underwriting commissions                    439,627
ICON Capital Corp.      Manager           Acquisition fees                          2,386,693
ICON Capital Corp.      General Partner   Management fees                              92,140
ICON Capital Corp.      General Partner   Administrative expense reimbursements        37,441
                                                                                   ----------

                                                                                   $3,725,249
                                                                                   ==========

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

(a) The Partnership is a limited partnership and therefore does not have voting shares of stock. No person of record owns, or is known by the Partnership to own beneficially, more than 5% of any class of securities of the Partnership.

(b) As of March 26, 2001, Directors and Officers of the General Partner do not own any equity securities of the Partnership.

(c) The General Partner owns the equity securities of the Partnership set forth in the following table:

      Title                                                           Percent
    of Class               Amount Beneficiallly Owned                 of Class
    --------               --------------------------                 --------

General Partner    Represents initially a 1% and potentially a          100%
  Interest         10% interest in the Partnership's income, gain
                   and loss deductions.

Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

     None other than those disclosed in Item 11 herein.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                                December 31, 2000

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
          ---------------------------------------------------------------

(a)  1.  Financial Statements - See Part II, Item 8 hereof.

     2.  Financial Statement Schedule - None.

         Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Financial Statements or Notes thereto.

     3.  Exhibits - The following exhibits are incorporated herein by reference:

          (i) Amended and Restated Agreement of Limited Partnership (Incorporated by reference to Exhibit 4.1 to Post-Effective Amendment No. 6 to Form S-1 Registration Statement No. 333-54001 filed with the Securities and Exchange Commission on May 19,
               2000).

          (ii) Certificate of Limited Partnership of the Partnership (Incorporated herein by reference to Exhibit 4.3 to
               Post-Effective Amendment No. 6 Form S-1 Registration Statement No. 333-54001 filed with the Securities and Exchange Commission on May 19, 2000.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Partnership during the quarter ended December 31, 2000.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                                December 31, 2000


                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ICON Income Fund Eight B L.P.
                                File No. 333-37504 (Registrant)
                                By its General Partner, ICON Capital Corp.


Date: March 28, 2001            /s/ Beaufort J.B. Clarke
                                ------------------------------------------------
                                Beaufort J.B. Clarke
                                Chairman, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

ICON Capital Corp.
sole General Partner of the Registrant

Date:  March 28, 2001           /s/ Beaufort J.B. Clarke
                                ------------------------------------------------
                                Beaufort J.B. Clarke
                                Chairman, Chief Executive Officer and Director


Date:  March 28, 2001           /s/ Paul B. Weiss
                                ------------------------------------------------
                                Paul B. Weiss
                                President and Director


Date:  March 28, 2001           /s/ Thomas W. Martin
                                ------------------------------------------------
                                Thomas W. Martin
                                Executive Vice President
                                (Principal Financial and Accounting Officer)



Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrant Which have not Registered Securities Pursuant to
Section 12 of the Act

No annual report or proxy material has been sent to security holders. An annual report will be sent to the limited partners and a copy will be forwarded to the Commission.