Form 10-Q
period 2001-03-31
ICON INCOME FUND EIGHT B LP
filed 2001-05-15
CIK 1121716

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

For the period ended                        March 31, 2001
                     -----------------------------------------------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from                         to
                               -----------------------    ----------------------

Commission File Number                          333-37504
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

                           Consolidated Balance Sheet

                                   (Unaudited)

                                                                  March 31,      December 31,
                                                                    2001            2000
                                                                    ----            ----
         Assets

Cash ......................................................   $   6,800,643    $   1,315,706
                                                              -------------    -------------

Investment in finance leases
   Minimum rents receivable ...............................      21,101,205       11,631,296
   Estimated unguaranteed residual values .................       1,836,717        1,233,991
   Initial direct costs ...................................         527,858          289,670
   Unearned income ........................................      (4,762,864)      (2,998,971)
                                                              -------------    -------------
                                                                 18,702,916       10,155,986

Investment in operating leases
   Equipment, at cost .....................................      89,564,003       76,284,645
   Accumulated depreciation ...............................      (2,854,195)        (111,940)
                                                              -------------    -------------
                                                                 86,709,808       76,172,705

   Other assets ...........................................         682,925          463,781
                                                              -------------    -------------

Total assets ..............................................   $ 112,896,292    $  88,108,178
                                                              =============    =============

         Liabilities and Partners' Equity

Notes payable - non-recourse ..............................   $  76,770,940    $  60,497,834
Note payable - line of credit .............................       5,667,334        7,000,000
Security deposits and other liabilities ...................         588,169          352,383
Minority interests in joint ventures ......................       1,533,838        1,493,780
                                                              -------------    -------------
                                                                 84,560,281       69,343,997
                                                              -------------    -------------

Partners' equity
   General Partner ........................................          (6,850)          (1,316)
   Limited Partners (336,830.09 and 219,813.65
     units outstanding, $100 per unit original issue price)      28,342,861       18,765,497
                                                              -------------    -------------

        Total partners' equity ............................      28,336,011       18,764,181
                                                              -------------    -------------

Total liabilities and partners' equity ....................   $ 112,896,292    $  88,108,178
                                                              =============    =============





See accompanying notes to financial statements.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                      Consolidated Statement of Operations

                                   (Unaudited)


                                      For the Three Months
                                      Ended March 31, 2001

Revenues

   Finance income .....................   $  337,203
   Rental income ......................    4,182,218
   Interest income and other ..........       37,908
                                          ----------

   Total revenues .....................    4,557,329
                                          ----------

Expenses

   Interest ...........................    1,319,842
   Depreciation .......................    2,742,255
   General and administrative .........      143,385
   Amortization of initial direct costs       23,934
   Management fees - General Partner ..      196,318
   Administrative expense
     reimbursements - General Partner .       78,527
   Minority interest expense ..........       40,058
                                          ----------

   Total expenses .....................    4,544,319
                                          ----------

Net income ............................   $   13,010
                                          ==========

Net income allocable to:
   Limited partners ...................       12,880
   General Partner ....................          130
                                          ----------

                                          $   13,010

Weighted average number of limited
   partnership units outstanding ......      239,728
                                          ==========

Net income per weighted average
    limited partnership unit ..........   $      .05
                                          ==========





See accompanying notes to consolidated financial statements.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                    Statement of Changes in Partners' Equity

                      For the Period from February 7, 2000
                  (date of inception) Through December 31, 2000
                    and the Three Months Ended March 31, 2001

                                   (Unaudited)

                                   Limited Partner Distributions

                                      Return of    Investment        Limited      General
                                       Capital       Income          Partners     Partner       Total
                                    (Per weighted average unit)

Initial partners'
  capital contribution                                             $     1,000    $ 1,000    $     2,000

Refund of initial
   limited partners'
   capital contribution                                                 (1,000)       -           (1,000)

Proceeds from issuance
   of limited partnership
   units (219,813.65 units)                                         21,981,365        -       21,981,365

Sales and offering expenses                                         (2,967,484)       -       (2,967,484)

Cash distributions to partners        $  1.88       $  2.18           (536,708)    (5,228)      (541,936)

Net income                                                             288,324      2,912        291,236
                                                                   -----------    -------    -----------

Balance at
   December 31, 2000                                                18,765,497     (1,316)    18,764,181

Proceeds from issuance
   of limited partnership
   units (117,016.44 units)                                         11,701,644       -        11,701,644

Sales and offering expenses                                         (1,492,891)      -        (1,492,891)

Cash distributions
   to partners                        $  2.64       $   .05           (644,269)    (5,664)      (649,933)

Net income                                                              12,880        130         13,010
                                                                   -----------    -------    -----------

Balance at
   March 31, 2001                                                  $28,342,861    $(6,850)   $28,336,011
                                                                   ===========    =======    ===========


See accompanying notes to financial statements.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                             Statement of Cash Flows

                    For the Three Months Ended March 31, 2001

                                   (Unaudited)


Cash flows from operating activities:
   Net income ...........................................   $     13,010
                                                            ------------
   Adjustments to reconcile net income to
     net cash provided by operating activities:
     Depreciation .......................................      2,742,255
     Amortization of initial direct costs ...............         23,934
     Minority interest expense ..........................         40,058
     Changes in operating assets and liabilities:
       Collection of principal - non-financed receivables        428,587
       Other assets .....................................       (219,144)
       Security deposits and other liabilities ..........        235,786
                                                            ------------

         Total adjustments ..............................      3,251,476
                                                            ------------

       Net cash provided by operating activities ........      3,264,486
                                                            ------------

Cash flows used in investing activities:
   Equipment purchased ..................................     (2,385,325)
   Initial direct costs .................................       (648,897)
                                                            ------------

       Net cash used in investing activities ............     (3,034,222)
                                                            ------------

Cash flows from financing activities:
   Issuance of limited partnership units,
     net of offering expenses ...........................     10,208,753
   Payment of note payable - line of credit .............     (1,332,666)
   Payment of non-recourse borrowings ...................     (2,971,481)
   Cash distributions to partners .......................       (649,933)
                                                            ------------

       Net cash provided by financing activities ........      5,254,673
                                                            ------------

Net increase in cash ....................................      5,484,937

Cash at beginning of the period .........................      1,315,706
                                                            ------------

Cash at end of year .....................................   $  6,800,643
                                                            ============



See accompanying notes to financial statements.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                Consolidated Statement of Cash Flows (continued)

Supplemental Disclosure of Cash Flow Information

     For the three months ended March 31, 2001, non-cash activities included the following:


Fair value of equipment and receivables
   purchased for debt ..............................   $ 19,244,587
Non-recourse notes payable assumed in purchase price    (19,244,587)
                                                       ------------

                                                       $      --
                                                       ============

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements

                                 March 31, 2001
                                   (Unaudited)

1.    Organization

     ICON Income Fund Eight B L.P. (the "Partnership") was formed on February 7, 2000 (date of inception) as a Delaware limited partnership with an initial capitalization of $2,000. It was formed to acquire various types of equipment subject to lease to third parties. The Partnership's maximum offering is $75,000,000. The Partnership commenced business operations on its initial closing date, June 14, 2000, with the admission of 15,815.51 limited partnership units at $100 per unit representing $1,581,551 of capital contributions. As of December 31, 2000, 203,998.14 additional units had been admitted in to the partnership with aggregate gross proceeds of $20,399,814 bringing the total admission to 219,813.65 units totaling $21,981,365 in capital contributions. In the quarter ended March 31, 2001, 117,016.44 additional units had been admitted into the Partnership with aggregate gross proceeds of $11,701,644 bringing the total admission to 336,830.09 units totaling $33,683,009 in capital contributions.

     The General Partner of the Partnership is ICON Capital Corp. (the "General Partner"), a Connecticut corporation. The General Partner manages and controls the business affairs of the Partnership's equipment, leases and financing transactions under a management agreement with the Partnership.

2.    Basis of Presentation

     The financial statements of ICON Income Fund Eight B L.P. (the "Partnership") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of income for each period shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for the interim period are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes included in the Partnership's 2000 Annual Report on Form 10-K.

3.    Related Party Transactions

     Fees and expenses paid or accrued by the Partnership to the General Partner or its affiliates for the period ended March 31, 2001 were as follows:

Organization and offering expenses           $  322,727    Charged to equity
Underwriting commissions                        234,033    Charged to equity
Acquisition fees                                648,897    Capitalized
Management fees                                 196,318    Charged to operations
Administrative expense reimbursements            78,527    Charged to operations
                                             ----------

                                             $1,480,502
                                             ==========

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

4.    Joint Ventures

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

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                                 March 31, 2001

Item 2: General Partner's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three Months Ended March 31, 2001

     For the three months ended March 31, 2001 the Partnership purchased and leased equipment with an initial cost of $21,629,912 to two lessees.

     The Partnership did not begin operations until June 2000. Therefore a discussion of changes from the three month period ended March 31, 2000 is not applicable.

     Revenues for the three months ended March 31, 2001 were $4,557,329, representing rental income of $4,182,218, finance income of $337,203 and interest income and other of $37,908. Expenses for the three months ended March 31, 2001 were $4,544,319, representing depreciation of $2,742,255, interest expense of $1,319,842, management fees - General Partner of $196,318, general and administrative of $143,385, administrative expense reimbursements - General Partner of $78,527, minority interest expense of $40,058 and amortization of initial direct costs of $23,934.

     The net income for the three months ended March 31, 2001 was $13,010. The net income per weighted average limited partnership units was $.05.

Liquidity and Capital Resources

      The Partnership's primary source of funds for the three months ended March 31, 2001 were capital contributions, net of offering expenses of $10,208,753 and net cash provided by operations of $3,264,486. Funds generated were utilized for the cash portion of lease investments purchased and related costs of $3,034,222, debt repayments of $4,304,147 and cash distributions to partners of $649,933.

     The Partnership intends to continue to purchase equipment and fund cash distributions utilizing funds from capital contributions, cash from operations and additional borrowings.

Item 3.  Qualitative and Quantitative Disclosures About Market Risk

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

     The Partnership borrows funds under a floating rate line of credit and is therefore exposed to interest rate risk until the floating rate line of credit is repaid. The Partnership's borrowings under the floating rate line of credit as of March 31, 2001 was $5,667,334. The Partnership believes the risk associated with rising interest rates under this line is not significant.

                          ICON Income Fund Eight B L.P.
                         (A Delaware Limited Partnership


PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed by the Partnership during the quarter ended March 31, 2001.

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

                                    ICON Income Fund Eight B L.P.
                                    File No. 333-37504(Registrant)
                                    By its General Partner,
                                    ICON Capital Corp.




     May 11, 2001                   /s/ Thomas W. Martin
-----------------------             --------------------------------------------
        Date                        Thomas W. Martin
                                    Executive Vice President
                                    (Principal financial and accounting officer
                                    of the General Partner of the Registrant)