Form 10-Q
period 2001-06-30
ICON INCOME FUND EIGHT B LP
filed 2001-08-03
CIK 1121716

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

For the period ended                        June 30, 2001
                     -----------------------------------------------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from                           to
                               ------------------------    ---------------------

Commission File Number                     333-37504
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

                           Consolidated Balance Sheet

                                   (Unaudited)

                                                                 June 30,       December 31,
                                                                   2001             2000
                                                                   ----             ----
         Assets

Cash ......................................................   $   4,318,333    $   1,315,706
                                                              -------------    -------------

Investment in finance leases
   Minimum rents receivable ...............................      27,010,632       11,631,296
   Estimated unguaranteed residual values .................       2,175,546        1,233,991
   Initial direct costs ...................................         642,363          289,670
   Unearned income ........................................      (5,811,588)      (2,998,971)
                                                              -------------    -------------
                                                                 24,016,953       10,155,986

Investment in operating leases
   Equipment, at cost .....................................      95,692,503       76,284,645
   Accumulated depreciation ...............................      (5,832,348)        (111,940)
                                                              -------------    -------------
                                                                 89,860,155       76,172,705

Investment in unguaranteed residual value .................       1,539,702             --

Other assets ..............................................       1,618,032          463,781
                                                              -------------    -------------

Total assets ..............................................   $ 121,353,175    $  88,108,178
                                                              =============    =============

         Liabilities and Partners' Equity

Notes payable - non-recourse ..............................   $  75,421,604    $  60,497,834
Note payable - line of credit .............................         500,000        7,000,000
Deferred rental income ....................................       1,433,251             --
Security deposits and other liabilities ...................         989,543          352,383
Minority interests in joint ventures ......................       1,580,415        1,493,780
                                                              -------------    -------------
                                                                 79,924,813       69,343,997
                                                              -------------    -------------

Partners' equity
   General Partner ........................................         (15,848)          (1,316)
   Limited Partners (495,791.23 and 219,813.65
     units outstanding, $100 per unit original issue price)      41,444,210       18,765,497
                                                              -------------    -------------

   Total partners' equity .................................      41,428,362       18,764,181
                                                              -------------    -------------

Total liabilities and partners' equity ....................   $ 121,353,175    $  88,108,178
                                                              =============    =============

See accompanying notes to financial statements.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                      Consolidated Statement of Operations

                                   (Unaudited)

                                             For the Three Mont      For the Six Months
                                                Ended June 30,           Ended June 30,
                                             2001          2000        2001          2000
                                             ----          ----        ----          ----

Revenues

   Finance income .....................   $  608,123   $   17,620   $  945,326   $   17,620
   Rental income ......................    4,472,622         --      8,654,840         --
   Interest income and other ..........       15,595          253       53,503          253
                                          ----------   ----------   ----------   ----------

   Total revenues .....................    5,096,340       17,873    9,653,669       17,873
                                          ----------   ----------   ----------   ----------

Expenses

   Depreciation .......................    2,978,153         --      5,720,408         --
   Interest ...........................    1,300,269         --      2,620,111         --
   Management fees - General Partner ..      369,339        2,415      565,657        2,415
   Administrative expense
     reimbursements - General Partner .      154,206          966      232,733          966
   Amortization of initial direct costs       50,704        1,295       74,638        1,295
   Minority interest expense ..........       46,577         --         86,635         --
   General and administrative .........       33,575        1,451      176,960        1,451
                                          ----------   ----------   ----------   ----------

   Total expenses .....................    4,932,823        6,127    9,477,142        6,127
                                          ----------   ----------   ----------   ----------

Net income ............................   $  163,517   $   11,746   $  176,527   $   11,746
                                          ==========   ==========   ==========   ==========

Net income allocable to:
   Limited partners ...................   $  161,882   $   11,629   $  174,762   $   11,629
   General Partner ....................        1,635          117        1,765          117
                                          ----------   ----------   ----------   ----------

                                          $  163,517   $   11,746   $  176,527   $   11,746
                                          ==========   ==========   ==========   ==========

Weighted average number of limited
   partnership units outstanding ......      360,458       18,806      299,982       18,806
                                          ==========   ==========   ==========   ==========

Net income per weighted average
   limited partnership unit ...........   $      .45   $      .62   $      .58   $      .62
                                          ==========   ==========   ==========   ==========




See accompanying notes to consolidated financial statements.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                    Statement of Changes in Partners' Equity

            For the Period from February 7, 2000 (date of inception) Through December 31, 2000 and the Six Months Ended June 30, 2001

                                   (Unaudited)

                                   Limited Partner Distributions

                                     Return of     Investment        Limited      General
                                       Capital       Income          Partners     Partner     Total
                                    (Per weighted average unit)

Initial partners'
   capital contribution                                            $     1,000  $  1,000  $     2,000

Refund of initial
   limited partners'
   capital contribution                                                 (1,000)      -         (1,000)

Proceeds from issuance
   of limited partnership
   units (219,813.65 units)                                         21,981,365       -     21,981,365

Sales and offering expenses                                         (2,967,484)      -     (2,967,484)

Cash distributions to partners        $  1.88       $  2.18           (536,708)   (5,228)    (541,936)

Net income                                                             288,324     2,912      291,236
                                                                   -----------  --------  -----------

Balance at
   December 31, 2000                                                18,765,497    (1,316)  18,764,181

Proceeds from issuance
   of limited partnership
   units (275,977.58 units)                                         27,597,758      -      27,597,758

Sales and offering expenses                                         (3,479,906)     -      (3,479,906)

Cash distributions
   to partners                        $  4.80       $   .58         (1,613,901)  (16,297)  (1,630,198)

Net income                                                             174,762     1,765      176,527
                                                                   -----------  --------  -----------

Balance at
   June 30, 2001                                                   $41,444,210  $(15,848) $41,428,362
                                                                   ===========  ========  ===========

See accompanying notes to financial statements.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                             Statement of Cash Flows

                        For the Six Months Ended June 30,

                                   (Unaudited)

                                                                2001           2000
                                                                ----           ----

Cash flows from operating activities:
   Net income ..........................................   $    176,527    $     11,746
                                                           ------------    ------------
   Adjustments to reconcile net income to
    net cash provided by operating activities:
     Finance income paid directly to lenders by lessees        (152,148)           --
     Depreciation ......................................      5,720,408
     Amortization of initial direct costs ..............         74,638           1,295
     Minority interest expense .........................         86,635            --
     Changes in operating assets and liabilities:
      Deferred rental income ...........................      1,433,251            --
      Collection of principal - non-financed receivables      1,071,662          30,686
      Other assets .....................................       (818,045)           --
      Accounts payable to General Partner ..............           --           120,231
      Security deposits and other liabilities ..........        637,160           3,497
                                                           ------------    ------------

        Total adjustments ..............................      8,053,561         155,709
                                                           ------------    ------------

     Net cash provided by operating activities .........      8,230,088         167,455
                                                           ------------    ------------

Cash flows used in investing activities:
   Equipment purchased .................................    (10,727,951)     (2,071,798)
   Investment in unguaranteed residual .................     (1,539,702)           --
   Initial direct costs ................................       (997,951)        (62,154)
   Other assets ........................................       (336,206)           --
                                                           ------------    ------------

     Net cash used in investing activities .............    (13,601,810)     (2,133,952)
                                                           ------------    ------------

Cash flows from financing activities:
   Initial partners capital contributions ..............           --             2,000
   Issuance of limited partnership units,
    net of offering expenses ...........................     24,117,852       3,253,385
   Payment of non-recourse borrowings ..................     (7,613,305)           --
   Payment of note payable - line of credit ............     (6,500,000)           --
   Cash distributions to partners ......................     (1,630,198)           --
                                                           ------------    ------------

     Net cash provided by financing activities .........      8,374,349       3,255,385
                                                           ------------    ------------

Net increase in cash ...................................      3,002,627       1,288,888

Cash at beginning of the period ........................      1,315,706
                                                           ------------    ------------

Cash at end of year ....................................   $  4,318,333    $  1,288,888
                                                           ============    ============

See accompanying notes to financial statements.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                Consolidated Statement of Cash Flows (continued)

Supplemental Disclosure of Cash Flow Information

     For the six months ended June 30, 2001, non-cash activities included the following:


Fair value of equipment and receivables
   purchased for debt                                        $ 22,537,075
Non-recourse notes payable assumed in purchase price          (22,537,075)
                                                             ------------

                                                             $       -
                                                             ============

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements

                                  June 30, 2001
                                   (Unaudited)

1.   Organization

     ICON Income Fund Eight B L.P. (the "Partnership") was formed on February 7, 2000 (date of inception) as a Delaware limited partnership with an initial capitalization of $2,000. It was formed to acquire various types of equipment subject to lease to third parties. The Partnership's maximum offering is $75,000,000. The Partnership commenced business operations on its initial closing date, June 14, 2000, with the admission of 15,815.51 limited partnership units at $100 per unit representing $1,581,551 of capital contributions. As of December 31, 2000, 203,998.14 additional units had been admitted in to the partnership with aggregate gross proceeds of $20,399,814 bringing the total admission to 219,813.65 units totaling $21,981,365 in capital contributions. During the six months ended June 30, 2001, 275,977.58 additional units had been admitted into the Partnership with aggregate gross proceeds of $27,597,758 bringing the total admission to 495,791.23 units totaling $49,579,123 in capital contributions.

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

3.   Related Party Transactions

     Fees and expenses paid or accrued by the Partnership to the General Partner or its affiliates for the period ended June 30, 2001 and 2000 were as follows:

                                            2001      2000
                                            ----      ----

Organization and offering expenses      $  720,129  $131,640  Charged to equity
Underwriting commissions                   551,955    75,223  Charged to equity
Acquisition fees                         1,934,157    62,154  Capitalized
Management fees                            565,657     2,415  Charged to operations
Administrative expense reimbursements      232,733       966  Charged to operations
                                        ----------  --------

                                        $4,004,631  $272,398
                                        ==========  ========

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

     During the period ended June 30, 2001 the Partnership entered into a binding purchase agreement to purchase a lease investment. An acquisition fee of $336,206 was paid to the General Partner in the period with respect to this acquisition. This amount was included in the caption Other assets on the June 30, 2001 balance sheet.

4.   Joint Ventures

     The Partnership and affiliates formed two joint ventures discussed below for the purpose of acquiring and managing various assets.

     In 2000, the Partnership and three affiliates, ICON Cash Flow Partners L.P. Six ("L.P. Six"), ICON Cash Flow Partners L.P. Seven ("L.P. Seven") and ICON Income Fund Eight A L.P. ("Fund Eight A") formed ICON Cheyenne for the purpose of acquiring a portfolio of leases with a purchase price of $29,705,716, which was funded with cash and non-recourse debt assumed. The leases expire from May 2001 to September 2006. The Partnership, L.P. Seven, L.P. Six and Fund Eight A have ownership interests of 87.69%, 10.31%, 1.0% and 1.0%, respectively, in ICON Cheyenne. The Partnership's consolidated financial statements include 100% of the assets and liabilities of ICON Cheyenne. L.P. Seven, L.P. Six and Fund Eight A's interest in ICON Cheyenne have been reflected as minority interest in joint ventures.

     In 2000, the Partnership and two affiliates, L.P. Seven and Fund Eight A formed ICON Aircraft for the purpose of acquiring an investment in an aircraft leased to Scandinavian Airlines System with a purchase price of $44,515,416, which was funded with cash and non-recourse debt assumed in the purchase price. The lease expires in March 2003. The Partnership, L.P. Seven and Fund Eight A have ownership interests of 96%, 2% and 2%, respectively in ICON Aircraft. The Partnership's consolidated financial statements include 100% of the assets and liabilities of ICON Aircraft. L.P. Seven and Fund Eight A's interest in ICON Aircraft have been reflected as minority interest in joint ventures.

5.   Investments in Unguaranteed Residual Values

     In the quarter ended June 30, 2001, the Partnership invested $1,539,702 for residual interests related to a portfolio of technology and other equipment leases with various lessees in the United Kingdom.

     The investment is carried at cost until sale of the equipment, at which time a gain or loss will be recognized on each transaction, however, until the equipment is sold, the investment will be subject to the Partnership's policy relating to impairment of residuals, as disclosed in the notes to financial statements in the Partnership's 2000 Form 10-K. No income will be recognized until the underlying equipment is sold. Expiration of the underlying leases commences in 2003.

6.       Deferred Rental Income

     Deferred rental income represents initial rentals received from a customer, which amount is being recognized in income following the straight line method over the term of the lease.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                                  June 30, 2001

Item 2: General Partner's Discussion and Analysis of Financial Condition and Results of Operations

     The Partnership did not begin operations until June 2000. Therefore a discussion of changes from the three and six month periods ended June 30, 2000 is not meaningful.

Results of Operations for the Three Months Ended June 30, 2001

     For the three months ended June 30, 2001 the Partnership purchased equipment subject to lease with an initial cost of $11,635,114 to three lessees and purchased an investment in unguaranteed residual value at a total cost of $1,539,702.

     Revenues for the three months ended June 30, 2001 were $5,096,340, representing rental income of $4,472,622, finance income of $608,123 and interest income and other of $15,595. Expenses for the three months ended June 30, 2001 were $4,932,823, representing depreciation of $2,978,153, interest expense of $1,300,269, management fees - General Partner of $369,339, administrative expense reimbursements - General Partner of $154,206, amortization of initial direct costs of $50,704, minority interest expense of $46,577 and general and administrative expense of $33,575.

     The net income for the three months ended June 30, 2001 was $163,517. The net income per weighted average limited partnership unit was $.45.

Results of Operations for the Six Months Ended June 30, 2001

     Revenues  for  the  six  months  ended  June  30,  2001  were   $9,653,669,
representing rental income of $8,654,840, finance income of $945,326 and interest income and other of $53,503. Expenses for the six months ended June 30, 2001 were $9,477,142, representing depreciation of $5,720,408, interest expense of $2,620,111, management fees - General Partner of $565,657, administrative expense reimbursements - General Partner of $232,733, amortization of initial direct costs of $74,638, minority interest expense of $86,635 and general and administrative expense of $176,960.

     The net income for the six months ended June 30, 2001 was $176,527. The net income per weighted average limited partnership unit was $.58.

Liquidity and Capital Resources

     The Partnership's primary source of funds for the six months ended June 30, 2001 were capital contributions, net of offering expenses of $24,117,852 and net cash provided by operations of $8,230,088. Funds generated were utilized for the cash portion of lease and residual value investments purchased and related costs of $13,601,810, debt repayments of $14,113,305 and cash distributions to partners of $1,630,198.

     The Partnership intends to continue to purchase equipment and fund cash distributions utilizing funds from capital contributions, cash from operations and additional borrowings.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

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

     The Partnership borrows funds under a floating rate line of credit and is therefore exposed to interest rate risk until the floating rate line of credit is repaid. The Partnership's borrowings under the floating rate line of credit as of June 30, 2001 was $500,000. The Partnership believes the risk associated with rising interest rates under this line is not significant.

                          ICON Income Fund Eight B L.P.
                         (A Delaware Limited Partnership


PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K

     No reports on Form 8-K were filed by the Partnership during the quarter ended June 30, 2001.

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

                                     ICON Income Fund Eight B L.P.
                                     File No. 333-37504(Registrant)
                                     By its General Partner,
                                     ICON Capital Corp.





       August 6, 2001                /s/ Thomas W. Martin
---------------------                -------------------------------------------
           Date                      Thomas W. Martin
                                     Executive Vice President
                                     (Principal financial and accounting officer
                                     of the General Partner of the Registrant)