Form 10-Q/A
period 2001-06-30
ICON INCOME FUND EIGHT B LP
filed 2001-08-22
CIK 1121716

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                (AMENDMENT NO. 1)


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended             June 30, 2001
                     -----------------------------------------------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                     to
                               -------------------    --------------------------

Commission File Number            333-37504-01
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


              111 Church Street, White Plains, New York 10601-1505
-------------------------------------------------------------------------------
  (Address of principal executive offices)              (Zip code)


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

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                           Consolidated Balance Sheet

                                   (Unaudited)

                                                                  June 30,      December 31,
                                                                   2001            2000
                                                                   ----            ----
         Assets
Cash                                                          $   4,318,333    $   1,315,706
                                                              -------------    -------------

Investment in finance leases
   Minimum rents receivable                                      27,010,632       11,631,296
   Estimated unguaranteed residual values                         2,175,546        1,233,991
   Initial direct costs                                             642,363          289,670
   Unearned income                                               (5,811,588)      (2,998,971)
                                                              -------------    -------------
                                                                 24,016,953       10,155,986

Investment in operating leases
   Equipment, at cost                                            95,692,503       76,284,645
   Accumulated depreciation                                      (5,832,348)        (111,940)
                                                              -------------    -------------
                                                                 89,860,155       76,172,705

Investment in unguaranteed residual value                         1,539,702
                                                                               -------------

Other assets                                                      1,618,032          463,781
                                                              -------------    -------------

Total assets                                                  $ 121,353,175    $  88,108,178

         Liabilities and Partners' Equity

Notes payable - non-recourse                                  $  75,421,604    $  60,497,834
Note payable - line of credit                                       500,000        7,000,000
Deferred rental income                                            1,433,251
                                                                               -------------
Security deposits and other liabilities                             989,543          352,383
Minority interests in joint ventures                              1,580,415        1,493,780
                                                              -------------    -------------
                                                                 79,924,813       69,343,997
                                                              -------------    -------------

Partners' equity
   General Partner                                                  (15,848)          (1,316)
   Limited Partners (495,791.23 and 219,813.65
     units outstanding, $100 per unit original issue price)      41,444,210       18,765,497
                                                              -------------    -------------

   Total partners' equity                                        41,428,362       18,764,181
                                                              -------------    -------------

Total liabilities and partners' equity                        $ 121,353,175    $  88,108,178

See accompanying notes to financial statements.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                      Consolidated Statement of Operations

                                   (Unaudited)

                                           For the Three Months       For the Six Months
                                              Ended June 30,            Ended June 30,
                                             2001         2000         2001        2000
                                             ----         ----         ----        ----
Revenues

   Finance income                         $  608,123   $   17,620   $  945,326   $   17,620
   Rental income                           4,472,622         --      8,654,840         --
   Interest income and other                  15,595          253       53,503          253
                                          ----------   ----------   ----------   ----------

   Total revenues                          5,096,340       17,873    9,653,669       17,873
                                          ----------   ----------   ----------   ----------
Expenses

   Depreciation                            2,978,153         --      5,720,408         --
   Interest                                1,300,269         --      2,620,111         --
   Management fees - General Partner         369,339        2,415      565,657        2,415
   Administrative expense
     reimbursements - General Partner        154,206          966      232,733          966
   Amortization of initial direct costs       50,704        1,295       74,638        1,295
   Minority interest expense                  46,577         --         86,635         --
   General and administrative                 33,575        1,451      176,960        1,451
                                          ----------   ----------   ----------   ----------

   Total expenses                          4,932,823        6,127    9,477,142        6,127
                                          ----------   ----------   ----------   ----------

Net income                                $  163,517   $   11,746   $  176,527   $   11,746

Net income allocable to:
   Limited partners                       $  161,882   $   11,629   $  174,762   $   11,629
   General Partner                             1,635          117        1,765          117
                                          ----------   ----------   ----------   ----------

                                          $  163,517   $   11,746   $  176,527   $   11,746

Weighted average number of limited
   partnership units outstanding             360,458       18,806      299,982       18,806

Net income per weighted average
   limited partnership unit               $      .45   $      .62   $      .58   $      .62

See accompanying notes to consolidated financial statements.

                                     Page 3

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                    Statement of Changes in Partners' Equity

            For the Period from February 7, 2000 (date of inception) Through December 31, 2000 and the Six Months Ended June 30, 2001

                                   (Unaudited)

                                   Limited Partner Distributions
                                   -----------------------------

                                      Return of    Investment           Limited        General
                                       Capital       Income            Partners        Partner          Total
                                       -------       ------            --------        -------          -----
                                    (Per weighted average unit)

Initial partners'
   capital contribution                                           $      1,000    $      1,000    $      2,000

Refund of initial
   limited partners'
   capital contribution                                                 (1,000)           --            (1,000)

Proceeds from issuance
   of limited partnership
   units (219,813.65 units)                                         21,981,365            --        21,981,365

Sales and offering expenses                                         (2,967,484)           --        (2,967,484)

Cash distributions to partners   $       1.88    $       2.18         (536,708)         (5,228)       (541,936)

Net income                                                             288,324           2,912         291,236
                                                                  ------------    ------------    ------------

Balance at
   December 31, 2000                                                18,765,497          (1,316)     18,764,181

Proceeds from issuance
   of limited partnership
   units (275,977.58 units)                                         27,597,758            --        27,597,758

Sales and offering expenses                                         (3,479,906)           --        (3,479,906)

Cash distributions
   to partners                   $       4.80    $        .58       (1,613,901)        (16,297)     (1,630,198)

Net income                                                             174,762           1,765         176,527
                                                                  ------------    ------------    ------------

Balance at
   June 30, 2001                                                  $ 41,444,210    $    (15,848)   $ 41,428,362

See accompanying notes to financial statements.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                             Statement of Cash Flows

                        For the Six Months Ended June 30,

                                   (Unaudited)

                                                              2001               2000
                                                              ----               ----
Cash flows from operating activities:
   Net income                                              $    176,527    $     11,746
                                                           ------------    ------------
   Adjustments to reconcile net income to
    net cash provided by operating activities:
     Finance income paid directly to lenders by lessees        (152,148)           --
     Depreciation                                             5,720,408            --
     Amortization of initial direct costs                        74,638           1,295
     Minority interest expense                                   86,635            --
     Changes in operating assets and liabilities:
      Deferred rental income                                  1,433,251            --
      Collection of principal - non-financed receivables      1,071,662          30,686
      Other assets                                             (818,045)           --
      Accounts payable to General Partner                          --           120,231
      Security deposits and other liabilities                   637,160           3,497
                                                           ------------    ------------

        Total adjustments                                     8,053,561         155,709
                                                           ------------    ------------

     Net cash provided by operating activities                8,230,088         167,455
                                                           ------------    ------------

Cash flows used in investing activities:
   Equipment purchased                                      (10,727,951)     (2,071,798)
   Investment in unguaranteed residual                       (1,539,702)           --
   Initial direct costs                                        (997,951)        (62,154)
   Other assets                                                (336,206)           --
                                                           ------------    ------------

     Net cash used in investing activities                  (13,601,810)     (2,133,952)
                                                           ------------    ------------

Cash flows from financing activities:
   Initial partners capital contributions                          --             2,000
   Issuance of limited partnership units,
    net of offering expenses                                 24,117,852       3,253,385
   Payment of non-recourse borrowings                        (7,613,305)           --
   Payment of note payable - line of credit                  (6,500,000)           --
   Cash distributions to partners                            (1,630,198)           --
                                                           ------------    ------------

     Net cash provided by financing activities                8,374,349       3,255,385
                                                           ------------    ------------

Net increase in cash                                          3,002,627       1,288,888

Cash at beginning of the period                               1,315,706            --
                                                           ------------    ------------

Cash at end of year                                        $  4,318,333    $  1,288,888

See accompanying notes to financial statements.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                Consolidated Statement of Cash Flows (continued)


Supplemental Disclosure of Cash Flow Information


     For the six months ended June 30, 2001, non-cash activities included the following:


Fair value of equipment and receivables
   purchased for debt                                           $    22,537,075
Non-recourse notes payable assumed in purchase price                (22,537,075)
                                                                ---------------

                                                                $          -

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

3.   Related Party Transactions

     Fees and expenses paid or accrued by the Partnership to the General Partner or its affiliates for the period ended June 30, 2001 and 2000 were as follows:

                                                        2001               2000
                                                        ----               ----
     Organization and offering expenses            $     720,129       $     131,640         Charged to equity
     Underwriting commissions                            551,955              75,223         Charged to equity
     Acquisition fees                                  1,934,157              62,154         Capitalized
     Management fees                                     565,657               2,415         Charged to operations
     Administrative expense reimbursements               232,733                 966         Charged to operations
                                                   -------------       -------------

                                                   $   4,004,631       $     272,398

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

7.     Subsequent Events

       Limited partners who purchased units after June 7, 2001 and before August 18, 2001 have the right to require the Partnership to repurchase his or her units within the one-year period following such purchase since certain information contained in the prospectus used during this period was not as current as required by the rules of the Securities and Exchange Commission. The repurchase price would be equal to the offering price per unit less any distributions received with respect to such units. 142,049.4793 units were sold resulting in gross offering proceeds of $14,204,947.93 during this period, which units comprise 18.94% of all units that the Partnership is offering for sale. Of this amount, 45,761.3034 units (comprising $4,576,130.34) were sold between June 7, 2001 and June 30, 2001. If a substantial number of these limited partners choose to have their units repurchased after the offering is closed and the Partnership's available cash were less than the amount needed to repurchase the units, the Partnership would have to sell equipment or borrow in order to fund these repurchases. If the Partnership were not able to resell the repurchased units, the Partnership's investments may be less diversified than they would have been if the maximum offering were raised.

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



                              ICON Income Fund Eight B L.P.
                              File No. 333-37504(Registrant)
                              By its General Partner,
                              ICON Capital Corp.





  August 22, 2001             /s/ Thomas W. Martin
----------------------        --------------------------------------------------
       Date                   Thomas W. Martin
                              Executive Vice President
                              (Principal financial and accounting officer of the
                              General Partner of the Registrant)