Form 10-Q
period 2001-09-30
ICON INCOME FUND EIGHT B LP
filed 2001-11-14
CIK 1121716

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

For the period ended                    September 30, 2001
                     -----------------------------------------------------------

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


                   100 Fifth Avenue, New York, New York 10011
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip code)


                                 (212) 418-4700
--------------------------------------------------------------------------------
               Registrant's telephone number, including area code



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

                           Consolidated Balance Sheet

                                   (Unaudited)

                                                               September 30,    December 30,
                                                                   2001             2000
                                                                   ----             ----
         Assets

Cash                                                          $  10,874,363    $   1,315,706
                                                              -------------    -------------

Investment in finance leases
   Minimum rents receivable                                      28,109,179       11,631,296
   Estimated unguaranteed residual values                         2,390,338        1,233,991
   Initial direct costs                                             662,890          289,670
   Unearned income                                               (6,010,760)      (2,998,971)
                                                              -------------    -------------
                                                                 25,151,647       10,155,986
                                                              -------------    -------------

Investment in operating leases
   Equipment, at cost                                            95,287,110       76,284,645
   Accumulated depreciation                                      (8,806,646)        (111,940)
                                                              -------------    -------------
                                                                 86,480,464       76,172,705
                                                              -------------    -------------

Investment in joint ventures                                      3,282,036             --
Investments in unguaranteed residual values                       2,331,850             --
Lease investment held in escrow                                   5,186,296             --
Other assets                                                        804,978          463,781
                                                              -------------    -------------

Total assets                                                  $ 134,111,634    $  88,108,178
                                                              =============    =============

         Liabilities and Partners' Equity

Notes payable - non-recourse                                  $  74,956,962       60,497,834
Note payable - line of credit                                          --          7,000,000
Deferred rental income                                              345,926             --
Security deposits and other liabilities                             631,280          352,383
Minority interests in joint ventures                              1,619,724        1,493,780
                                                              -------------    -------------
                                                                 77,553,892       69,343,997
                                                              -------------    -------------

Partners' equity
   General Partner                                                  (30,107)          (1,316)
   Limited Partners (682, 899.25 and 219,813.65)
     units outstanding, $100 per unit original issue price)      56,587,849       18,765,497
                                                              -------------    -------------
   Total partners' equity                                        56,557,742       18,764,181
                                                              -------------    -------------

Total liabilities and partners' equity                        $ 134,111,634    $  88,108,178
                                                              =============    =============

See accompanying notes to financial statements

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                      Consolidated Statement of Operations

                                   (Unaudited)

                                             For the Three Months        For the Nine Months
                                              Ended September 30,        Ended September 30,
                                              2001         2000          2001          2000
                                              ----         ----          ----          ----

Revenues

   Rental income                          $ 4,504,568   $      --     $13,159,408   $      --
   Finance income                             675,440       187,029     1,620,766       204,649
   Interest income and other                   59,567        33,403       113,070        33,656
   Gain on sale of equipment                   46,608          --          46,608          --
   Income from investment in
     joint venture                              8,629          --           8,629          --
                                          -----------   -----------   -----------   -----------

   Total revenues                           5,294,812       220,432    14,948,481       238,305
                                          -----------   -----------   -----------   -----------

Expenses

   Depreciation                             3,133,942          --       8,854,350          --
   Interest                                 1,396,592        31,391     4,016,703        31,391
   Management fees - General Partner          380,673        54,603       946,330        57,018
   Administrative expense
     reimbursements - General Partner         169,180        21,929       401,913        22,895
   General and administrative                 104,924         4,922       281,884         6,373
   Amortization of initial direct costs        64,443        10,654       139,081        11,949
   Minority interest expense                   39,309          --         125,944          --
                                          -----------   -----------   -----------   -----------

   Total expenses                           5,289,063       123,499    14,766,205       129,626
                                          -----------   -----------   -----------   -----------

Net income                                $     5,749   $    96,933   $   182,276   $   108,679
                                          ===========   ===========   ===========   ===========

Net income allocable to:
   Limited partners                       $     5,692   $    95,964   $   180,453   $   107,592
   General Partner                                 57           969         1,823         1,087
                                          -----------   -----------   -----------   -----------

                                          $     5,749   $    96,933   $   182,276   $   108,679
                                          ===========   ===========   ===========   ===========
Weighted average number of limited
   partnership units outstanding              526,730        72,094       375,564        58,772
                                          ===========   ===========   ===========   ===========

Net income per weighted average
   limited partnership unit               $       .01   $      1.33   $       .48   $      1.83
                                          ===========   ===========   ===========   ===========


See accompanying notes to consolidated financial statements.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                    Statement of Changes in Partners' Equity

                      For the Period from February 7, 2000
                  (date of inception) Through December 31, 2000
                  and the Nine Months Ended September 30, 2001

                                   (Unaudited)

                                   Limited Partner Distributions

                                     Return of     Investment        Limited     General
                                       Capital       Income          Partners    Partner      Total
                                    (Per weighted average unit)

Initial partners'
   capital contribution                                            $     1,000  $  1,000  $     2,000

Refund of initial
   limited partners'
   capital contribution                                                 (1,000)      -         (1,000)

Proceeds from issuance
   of limited partnership
   units (219,813.65 units)                                         21,981,365       -     21,981,365

Sales and offering expenses                                         (2,967,484)      -     (2,967,484)

Cash distributions to partners        $  1.88       $  2.18           (536,708)   (5,228)    (541,936)

Net income                                                             288,324     2,912      291,236
                                                                   -----------  --------  -----------

Balance at
   December 31, 2000                                                18,765,497    (1,316)  18,764,181

Proceeds from issuance
   of limited partnership
   units (463,085.60 units)                                         46,308,560      -      46,308,560

Sales and offering expenses                                         (5,635,857)     -      (5,635,857)

Cash distributions
   to partners                        $  7.59       $   .48         (3,030,804)  (30,614)  (3,061,418)

Net income                                                             180,453     1,823      182,276
                                                                   -----------  --------  -----------

Balance at
   September 30, 2001                                              $56,587,849  $(30,107) $56,557,742
                                                                   ===========  ========  ===========

See accompanying notes to financial statements.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                             Statement of Cash Flows

                     For the Nine Months Ended September 30,

                                   (Unaudited)


                                                                2001            2000
                                                                ----            ----

Cash flows from operating activities:
   Net income                                              $    182,276    $    108,679
                                                           ------------    ------------
   Adjustments to reconcile net income to
    net cash provided by operating activities:
     Finance income paid directly to lenders by lessees        (434,270)           --
     Depreciation                                             8,854,350
     Amortization of initial direct costs                       139,081          11,949
     Minority interest expense                                  125,944            --
     Income from investment in joint venture                     (8,629)           --
     Gain on sale of equipment                                  (46,608)           --
     Rental income paid directly to lender by lessees       (12,175,367)           --
     Interest expense on non-recourse financing
        paid directly by lessees                              3,583,073            --
     Changes in operating assets and liabilities:
      Collection of principal - non-financed receivables      1,559,603         575,331
      Other assets                                              341,197             866
      Accounts receivable-affiliates                               --          (650,000)
      Accounts payable to General Partner                          --            61,976
      Deferred rental income                                    345,926            --
      Security deposits and other liabilities                   278,897            --
                                                           ------------    ------------

        Total adjustments                                     2,563,197             122
                                                           ------------    ------------

     Net cash provided by operating activities                2,745,473         108,801
                                                           ------------    ------------

Cash flows used in investing activities:
   Equipment purchased                                      (10,838,100)     (7,374,886)
   Investment in unguaranteed residual                       (2,331,850)           --
   Investment in joint venture                               (3,273,407)           --
   Lease investment held in escrow                           (5,186,296)           --
   Initial direct costs                                      (1,082,921)       (221,247)
   Other assets                                                    --          (850,000)
                                                           ------------    ------------

     Net cash used in investing activities                  (22,712,574)     (8,446,133)
                                                           ------------    ------------

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                       Statement of Cash Flows - Continued

                     For the Nine Months Ended September 30,

                                   (Unaudited)


                                                      2001             2000
                                                      ----             ----
Cash flows from financing activities:
   Initial partners capital contributions                --             2,000
   Proceeds from note payable                       3,977,317
   Proceeds from sale of equipment                    263,054            --
   Issuance of limited partnership units,
    net of offering expenses                       40,672,703      11,422,688
   Payment of non-recourse borrowings              (1,348,581)           --
   Payment of note payable - line of credit        (7,000,000)     (2,651,545)
   Cash distributions to partners                  (3,061,418)       (140,323)
                                                 ------------    ------------

     Net cash provided by financing activities     29,525,758      12,610,137
                                                 ------------    ------------

Net increase in cash                                9,558,657       4,272,805

Cash at beginning of the period                     1,315,706            --
                                                 ------------    ------------

Cash at end of year                              $ 10,874,363    $  4,272,805
                                                 ============    ============



























See accompanying notes to financial statements.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                Consolidated Statement of Cash Flows (continued)





Supplemental Disclosure of Cash Flow Information

     For the nine months ended September 30, 2001 and 2000, non-cash activities included the following:

                                                                  2001            2000
                                                                  ----            ----
Fair value of equipment and receivables
   purchased for debt                                        $ 25,259,285    $  1,325,772
Non-recourse notes payable assumed in purchase price          (25,259,285)     (1,325,772)
                                                                             ------------

                                                             $        --     $       --
                                                             ============    ============

Principal and interest on direct finance receivables paid
   directly to lenders by lessees                            $    859,282    $       --

Rental income assigned operating lease receivables             12,175,367            --

Principal and interest paid directly to lenders by lessees    (13,034,649)           --
                                                             ------------    ------------

                                                             $       --      $       --
                                                             ============    ============

     Interest expense of $4,016,703 for the nine months ended September 30, 2001 consisted of interest expense on non-recourse financing paid directly to lenders by lessees of $3,583,073 and other interest of $433,630.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements

                               September 30, 2001
                                   (Unaudited)



1.   Organization

     ICON Income Fund Eight B L.P. (the "Partnership") was formed on February 7, 2000 (date of inception) as a Delaware limited partnership with an initial capitalization of $2,000. It was formed to acquire various types of equipment subject to lease to third parties. The Partnership's maximum offering is $75,000,000. The Partnership commenced business operations on its initial closing date, June 14, 2000, with the admission of 15,815.51 limited partnership units at $100 per unit representing $1,581,551 of capital contributions. As of December 31, 2000, 203,998.14 additional units had been admitted in to the partnership with aggregate gross proceeds of $20,399,814 bringing the total admission to 219,813.65 units totaling $21,981,365 in capital contributions. During the nine months ended September 30, 2001, 463,085.60 additional units had been admitted into the Partnership with aggregate gross proceeds of $463,308,560 bringing the total to 682,899.25 units totaling $46,308,560 in capital contributions. On October 17, 2001, the Partnership had its final closing with a cumulative total of 750,000 units admitted totaling $75,000,000 in capital contributions.

     The General Partner of the Partnership is ICON Capital Corp. (the "General Partner"), a Connecticut corporation. The General Partner manages and controls the business affairs of the Partnership's equipment, leases and financing transactions under a management agreement with the Partnership.

2.   Basis of Presentation

     The financial statements of ICON Income Fund Eight B L.P. (the "Partnership") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of results for each period shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for the interim periods are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes included in the Partnership's 2000 Annual Report on Form 10-K.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued



3.   Related Party Transactions

     Fees and expenses paid or accrued by the Partnership to the General Partner or its affiliates for the period ended September 30, 2001 and 2000 were as follows:

                                                        2001               2000
                                                        ----               ----

     Organization and offering expenses            $   1,005,001       $     462,190         Charged to equity
     Underwriting commissions                            926,171             264,108         Charged to equity
     Acquisition fees                                  2,918,237           1,071,247         Capitalized
     Management fees                                     946,330              57,018         Charged to operations
     Administrative expense reimbursements               401,913              22,895         Charged to operations
                                                   -------------       -------------

                                                   $   6,197,652       $   1,877,458
                                                   =============       =============


     During the period ended September 30, 2001, the Partnership entered into a binding purchase agreement to purchase a lease investment and paid a portion of the purchase price thereof into an escrow account. (see note 5). An acquisition fee of $863,100 was paid to the General Partner in the period with respect to this acquisition. These amounts were included in the caption Lease investment held in escrow on the September 30, 2001 balance sheet.

4.   Joint Ventures

     The Partnership and affiliates formed five joint ventures discussed below for the purpose of acquiring and managing various assets.

     The two joint ventures described below are majority owned and are consolidated with the Partnership.

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

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued



     The joint ventures described below are less than 50% owned and are accounted for following the equity method.

Seacor Joint Ventures

     On July 13, 2001, the Partnership and L.P. Seven formed three joint ventures known as "ICON/Janson Graham LLC, "ICON/Pearl Graham LLC" and "ICON/Amanda Graham LLC", the three of which are referred to collectively as the "Seacor Joint Ventures". L.P. Seven contributed three offshore supply vessels with a net book and approximate market value of $7,595,271, and the Partnership contributed $3,273,407 in cash into the Seacor Joint Ventures. L.P. Seven and the Partnership received 69.88% and 30.12% ownership interests, respectively, in the Seacor Joint Ventures as a result of these contributions.

     The Partnership has the right during the first year of the ventures to sell any of its three joint venture interests to L.P. Seven at a price equal to 110% of its outstanding investment balance for any vessel that is not generating rental revenue for a three month period. L.P. Seven has the right during the first year of the venture to purchase any of the Partnership's three joint venture interests at a price equal to 105% of the Partnership' s outstanding investment balance for any vessel that is not generating rental revenue for a three month period. The vessels were subject to operating leases during the quarter ended September 30, 2001, however the leases expired and currently all three vessels are off-lease.

     The Partnership's original investment was recorded at a cost of $3,273,407 and is adjusted for its share of earnings, losses and distributions thereafter.



         Assets                                         $     10,897,327
                                                        ================

         Liabilities                                    $          -
                                                        ================

         Equity                                         $     10,897,327
                                                        ================

         Partnership's share of equity                  $      3,282,036
                                                        ================

         Net income                                     $         28,649
                                                        ================

         Partnership's share of net income              $          8,629
                                                        ================

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued




5.       Lease Investment Held in Escrow

     During the quarter ended September 30, 2001, the Partnership entered into a binding purchase agreement to purchase a Boeing 757-200ER aircraft subject to a 17 month lease. The Partnership deposited $4,323,196 into an escrow account pending consummation of the transaction (see Note 3). Consummation of the purchase transaction is expected to occur on or prior to February 28, 2002. The Partnership expects to borrow approximately $24.2 million in non-recourse debt with a total purchase price at closing approximating $28.5 million.


6.       Investments in Unguaranteed Residual Values

     In the quarter ended September 30, 2001, the Partnership acquired residual interests in a portfolio of technology and other equipment leases for $792,148.

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


7.       Contingencies

     Limited partners who purchased units after June 7, 2001 and before August 18, 2001 have the right to require the Partnership to repurchase his or her units within the one-year period following such purchase since certain information contained in the prospectus used during this period was not as current as required by the rules of the Securities and Exchange Commission. The repurchase price would be equal to the offering price per unit less any distributions received with respect to such units. 142,049.4793 units were sold during this period resulting in gross offering proceeds of $14,204,947.93 which units comprise 18.94% of all units that the Partnership sold. If a substantial number of these limited partners choose to have their units repurchased and the Partnership's available cash were less than the amount needed to repurchase the units, the Partnership would have to sell equipment or borrow in order to fund these repurchases. If the Partnership were not able to resell the repurchased units, the Partnerships investments may be less diversified than they would have been if the maximum offering were raised. There were no unit repurchase transactions during the quarter ended September 30, 2001.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                               September 30, 2001


Item 2: General Partner's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations for the Three Months Ended September 30, 2001 and 2000

     For the three months ended September 30, 2001, the Partnership purchased equipment subject to lease at a cost of $2,832,333 and purchased residual interests in a portfolio of equipment leases at a cost of $792,148. The Partnership also invested $3,273,407 in three joint ventures with L.P. Seven which owns and controls three off-shore vessels. The Partnership also committed to purchase aircraft equipment for a total purchase price of approximately $28.5 million.

     For the three months ended September 30, 2000, the Partnership purchased equipment subject to lease with an initial cost of $5,303,088 to one lessee.

     Revenues for the three months ended September 30, 2001 were $5,294,812 representing an increase of $5,074,380 over the 2000 period. The increase in revenue resulted from the significant increase in the size of the lease portfolio from one year ago. Revenues for the three months ended September 30, 2001 was comprised of rental income of $4,504,568, finance income of $675,440, interest income and other of $59,567, gain on sale of equipment of $46,608, and income from investment in joint venture of $8,629.

     Expenses for the three months ended September 30, 2001 were $5,289,063 representing an increase of $5,165,564 over the 2000 period. The increase in expenses also resulted from the increase in the size of the Partnership's lease investments portfolio, an increase in Partnership borrowing levels and overall growth in size of the operations of the Partnership from one year ago. Expenses for the three month period ended September 30, 2001 was comprised of depreciation of $3,133,942, interest expense of $1,396,592, management fees - General Partner of $380,673, administrative expense reimbursements - General Partner of $169,180, amortization of initial direct costs of $64,443, minority interest expense of $39,309, and general and administrative expense of $104,924.

     Net income for the three months ended September 30, 2001 and 2000 was $5,749 and $96,933, respectively. The net income per weighted average limited partnership unit outstanding was $.01 and $1.33 for the 2001 and 2000 periods, respectively.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                               September 30, 2001




Results of Operations for the Nine Months September 30, 2001 and 2000


     As the Partnership commenced operations on June 14, 2000, the results of operations from date of inception to September 30, 2000 do not reflect a full nine months of activity. Revenues for the nine months ended September 30, 2001 were $14,948,481, representing rental income of $13,159,408, finance income of $1,620,766, interest income and other of $113,070, gain on sale of equipment $46,608, and income from investment in joint venture of $8,629. Expenses for the nine months ended September 30, 2001 were $14,766,205, representing depreciation of $8,854,350, interest expense of $4,016,703, management fees - General Partner of $946,330, administrative expense reimbursements - General Partner of $401,913, amortization of initial direct costs of $139,081, minority interest expenses of $125,944 and general and administrative expense of $281,884.

     Net income for the nine months ended September 30, 2001 and 2000 was $182,276 and $108,679, respectively. The net income per weighted average limited partnership unit outstanding was $.48 and $1.83 for the 2001 and 2000 periods, respectively.

Liquidity and Capital Resources

     The Partnership's primary source of funds for the nine months ended September 30, 2001 were capital contributions, net of offering expenses of $40,672,703 and net cash provided by operations of $2,745,473.

     Funds generated in 2001 were utilized for investments in leases, joint ventures, and residual values with related costs aggregating $22,712,574, debt repayments of $8,348,581 and cash distributions to partners of $3,061,418. As cash is realized from operations and additional borrowings, the Partnership will continue to invest in equipment leases and financings where it deems it to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations.

     The Partnership is monitoring closely the impact of a slowing economy and the terrorist attacks of September 11, 2001 on its lessees in certain industries, including the airlines industry. However, as of September 30, 2001 there were no known trends or demands, commitments, events or uncertainties, which are likely to have any material effect on liquidity.

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

     The Partnership borrows funds under a floating rate line of credit and is therefore exposed to interest rate risk until the floating rate line of credit is repaid. The Partnership's had no borrowings outstanding under the floating rate line of credit as of September 30, 2001.

                          ICON Income Fund Eight B L.P.
                         (A Delaware Limited Partnership


PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed by the Partnership during the quarter ended September 30, 2001.

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





November 13, 2001                  /s/ Thomas W. Martin
-----------------------            --------------------------------------------
          Date                     Thomas W. Martin
                                   Executive Vice President
                                   (Principal financial and accounting officer
                                   of the General Partner of the Registrant)