Form 10-K
period 2001-12-31
ICON INCOME FUND EIGHT B LP
filed 2002-04-16
CIK 1121716

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ] Annual Report  Pursuant to Section 13 or 15(d) of the Securities  Exchange
      Act of 1934
      [Fee Required]

For the fiscal year ended                   December 31, 2001
                          ------------------------------------------------------
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
    [Fee Required]

For the transition period from                       to
                               ---------------------    ------------------------

Commission File Number                    333-37504
                       ---------------------------------------------------------

                          ICON Income Fund Eight B L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                      13-4101114
----------------------------------------     -----------------------------------
   (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                   Identification Number)

             100 Fifth Avenue, 10th Floor, New York, New York 10011
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code          (212) 418-4700
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act:     None

Title of each class                    Name of each exchange on which registered

------------------------------         -----------------------------------------

------------------------------         -----------------------------------------

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

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                                December 31, 2001

                                TABLE OF CONTENTS

Item                                                                       Page

PART I

1.   Business                                                                3

2.   Properties                                                              4

3.   Legal Proceedings                                                       4

4.   Submission of Matters to a Vote of Security Holders                     4

PART II

5.   Market for the Registrant's Securities and Related
     Security Holder Matters                                                 5

6.   Selected Financial and Operating Data                                   5

7.   General Partner's Discussion and Analysis of Financial
     Condition and Results of Operations                                  6-11

8.   Consolidated Financial Statements and Supplementary Data            12-31

9.   Changes in and Disagreements with Accountants on
     Accounting and Financial Disclosure                                    32

PART III

10.  Directors and Executive Officers of the Registrant's
     General Partner                                                     32-33

11.  Executive Compensation                                                 33

12.  Security Ownership of Certain Beneficial Owners
     and Management                                                      33-34

13.  Certain Relationships and Related Transactions                         34

PART IV

14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K        34

SIGNATURES                                                                  35

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                                December 31, 2001

PART I

Item 1.  Business

General Development of Business

     ICON Income Fund Eight B L.P. (the "Partnership"), was formed on February 7, 2000 as a Delaware limited partnership. The Partnership's maximum offering was $75,000,000. The Partnership commenced business operations on its initial closing date, June 14, 2000, with the admission of 15,815.51 limited partnership units at $100 per unit representing $1,581,551 of capital contributions. Between June 15, 2000 and October 17, 2001, 734,184.49 additional units were admitted representing $73,418,449 of capital contributions. On October 17, 2001, the Partnership had its final closing with a cumulative total of 750,000 units admitted totaling $75,000,000 in capital contributions.

Segment Information

     The Partnership has only one operating segment: the business of acquiring equipment subject to leases with companies that the Partnership believes to be creditworthy.

Narrative Description of Business

     The Partnership is an equipment leasing income fund. The principal objective of the Partnership is to obtain the maximum economic return from its investments for the benefit of its limited partners. To achieve this objective, the Partnership intends to: (1) acquire a diversified portfolio of low obsolescence equipment having long economic useful lives and high residual values; (2) make monthly cash distributions to its limited partners, commencing with each limited partner's admission to the Partnership, continuing through the Reinvestment Period, which period will end no later than the eighth anniversary after the final closing date; (3) re-invest substantially all undistributed cash from operations and cash from sales of equipment and financing transactions during the Reinvestment Period; and (4) sell the Partnership's investments and distribute the cash from sales of such investments to its limited partners after the end of the Reinvestment Period.

     The equipment leasing industry is highly competitive. When seeking its leasing transactions for acquisition, the Partnership competes with leasing companies, manufacturers that lease their products directly, equipment brokers and dealers and financial institutions, including commercial banks and insurance companies. Many competitors are larger than the Partnership and have greater financial resources.

     The Partnership had one lessee (BAE Systems PLC which accounted for 11% of total revenue) that accounted for more than 10% of total revenue during the year ended December 31, 2001.

     The Partnership has no direct employees. The General Partner has full and exclusive discretion in management and control of the Partnership.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                                December 31, 2001

Lease Transactions

     During  the  year  ended  December  31,  2001,  the  Partnership  purchased
equipment  subject  to  leases  for  purchase  prices  aggregating   $41,666,367
(including initial direct costs).

     The acquisitions were as follows:

(i) An aircraft simulator acquired in the first quarter of 2001, leased to an unaffiliated third party for a term scheduled to expire in March 2006, for a purchase price of $13,232,105, of which $10,830,109 was provided by the assumption of non-recourse debt and the balance of $2,401,996 provided from available cash;

(ii) Retail signage equipment purchased in the second quarter of 2001 for $4,250,000, subject to a lease with an unaffiliated third party, scheduled to expire in June 2005. The purchase was paid for with cash;

(iii)An engine module, purchased in the second quarter of 2001, subject to a lease with an unaffiliated third party, scheduled to expire in May 2008, for a purchase price of $5,950,000, of which $1,911,210 was provided by the assumption of non recourse debt with the balance of $4,038,790 paid for with cash; and.

(iv) Retail photography development equipment, purchased throughout the year with scheduled lease expirations ranging from May 2006 to January 2007, for purchase prices aggregating $18,234,262, of which $17,552,542 was provided by the assumption of non-recourse debt and the balance of $681,720 paid for with cash.

     Additionally, the Partnership invested $2,406,128 in an unguaranteed residual and $2,100,000 ($400,000 of which was provided by a 8.5% recourse note) for an option to purchase an aircraft. Finally, the Partnership had placed cash totaling $13,723,196 in various escrow accounts for three transactions scheduled to be completed in 2002. Two of the proposal transactions were cancelled and $7,623,196 of the escrowed funds were returned to the Partnership.

Item 2.  Properties

     The Partnership neither owns nor leases office space or equipment for the purpose of managing its day-to-day affairs.

Item 3.  Legal Proceedings

     The Partnership is not a party to any pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of 2001.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                                December 31, 2001

PART II

Item 5.  Market for the Registrant's Securities and Related Security Holder
         Matters

     The Partnership's limited partnership interests are not publicly traded nor is there currently a market for the Partnership's limited partnership units. It is unlikely that any such market will develop.

                             Number of Equity Security Holders
   Title of Class                  as of December 31,
   --------------         --------------------------------------
                                   2001                 2000
                                   ----                 ----

 Limited Partners                 2,825                   920
 General Partner                      1                     1

Item 6.  Selected Consolidated Financial and Operating Data

                                                                                    For the Period
                                                                                   February 7, 2000
                                                                Year ended      (date of inception) to
                                                           December 31, 2001     December 31, 2000 (1)
                                                           -----------------     ---------------------

Total revenue                                                 $    20,231,996      $     742,302
                                                              ===============      =============

Net income                                                    $       820,109      $     291,236
                                                              ===============      =============

Net income allocable to limited partners                      $       811,908      $     288,324
                                                              ===============      =============

Net income allocable to the General Partner                   $         8,201      $       2,912
                                                              ===============      =============

Weighted average limited partnership units outstanding                502,536            132,049
                                                              ===============      =============

Net income per weighted average limited partnership unit      $         1.62       $        2.18
                                                              ==============       =============

Distributions to limited partners                             $     4,932,964      $     536,708
                                                              ===============      =============

Distributions to the General Partner                          $        49,845      $       5,228
                                                              ===============      =============

                                                             December 31, 2001   December 31, 2000

Total assets                                                 $    143,918,696     $   88,108,178
                                                             ================     ==============

Partners' equity                                             $     61,212,600     $   18,764,181
                                                             ================     ==============

(1) No data is presented for the periods prior to 2000 since the Partnership commenced operations on February 7, 2000, the initial closing date. The Partnership had its first admission of limited partners in June 2000 and commenced its acquisition efforts at that time. As a result, revenue and net income for 2000 does not reflect a full year's operations.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                                December 31, 2001

Item 7. General Partner's Discussion and Analysis of Financial Condition and Results of Operations
     ---------------------------------------------------------------------------

     ICON Income Fund Eight B L.P. (the "Partnership"), was formed on February 7, 2000 as a Delaware limited partnership. The Partnership's maximum offering was $75,000,000. The Partnership commenced business operations on its initial closing date, June 14, 2000, with the admission of 15,815.51 limited partnership units at $100 per unit representing $1,581,551 of capital contributions. Between June 15, 2000 and October 17, 2001, 734,184.49 additional units were admitted representing $73,418,449 of capital contributions. On October 17, 2001, the Partnership had its final closing with a cumulative total of 750,000 units admitted totaling $75,000,000 in capital contributions.

Significant Accounting Policies and Management Estimates

     Basis of Accounting and Presentation - The Partnership's records are maintained on the accrual basis. The preparation of financial statements in conformity with generally accepted accounting principles requires the General Partner's management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and revenues and expenses during the reporting periods. Significant estimates include the allowance for doubtful assets and unguaranteed residual values. Management believes that the estimates and assumptions utilized in preparing its financial statements are reasonable and prudent. Actual results could differ from those estimates. In addition, management is required to disclose contingent assets and contingent liabilities.

     Leases - The Partnership accounts for owned equipment leased to third parties as finance leases or operating leases, as appropriate. For finance leases, the Partnership records, at the inception of the lease, the total minimum lease payments receivable, the estimated unguaranteed residual values, the initial direct costs related to the leases and the related unearned income. Unearned income represents the difference between the sum of the minimum lease payments receivable plus the estimated unguaranteed residual minus the cost of the leased equipment. Unearned income is recognized as finance income over the terms of the related leases following the interest method. For operating leases, equipment is recorded at cost and is depreciated on the straight-line method over the lease terms to their estimated fair market values at lease terminations. Related lease rentals are recognized on the straight-line method over the lease terms. Billed and uncollected operating lease receivables are included in other assets. Initial direct costs of finance leases are capitalized and are amortized over the terms of the related leases using the interest method. Initial direct costs of operating leases are capitalized and depreciated on the straight-line method over the lease terms.

     Investments in Unguaranteed Residual Values - The partnership carries its investments in the future estimated unguaranteed residual values of assets at cost, which is equal to or less than market value, subject to the Partnership's policy relating to impairments of residuals discussed below. Gains or losses will be recognized upon the sale or disposition of the investments.

     Investments in Options - The Partnership carries its investment in an option to purchase equipment at cost, which is equal to or less than market value, subject to the Partnership's policy relating to impairment discussed below. Gain or loss will be recognized upon the sale or disposition of the investment.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                                December 31, 2001

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

     The Partnership measures its impairment loss as the amount by which the carrying amount of the residual value exceeds the estimated proceeds to be received by the Partnership from re-lease or resale of the equipment. Generally, third party appraisals, reviews of future cash flows and anticipated future cash flows and detailed market analyses are used as the basis for measuring whether an impairment loss should be recognized.

     Allowance for Doubtful Accounts - The Partnership records a provision for bad debts to provide for estimated credit losses in the portfolio. The allowance for doubtful accounts is based on the ongoing analysis of delinquency trends, loss experience and an assessment of overall credit risk. The Partnership's write-off policy is based on an analysis of the aging of the Partnership's portfolio, a review of the non-performing receivables and leases, and prior collection experience. An account is fully reserved for or written off when the analysis indicates that the probability of collection of the account is remote.

Partnership Activities During 2001

     During  the  year  ended  December  31,  2001,  the  Partnership  purchased
equipment  subject  to  leases  for  purchase  prices  aggregating   $41,666,367
(including initial direct costs).

     The acquisitions were as follows:

(i) An aircraft simulator acquired in the first quarter of 2001, leased to an unaffiliated third party for a term scheduled to expire in March 2006, for a purchase price of $13,232,105, of which $10,830,109 was provided by the assumption of non-recourse debt and the balance of $2,401,996 provided from available cash;

(ii) Retail signage equipment purchased in the second quarter of 2001 for $4,250,000, subject to a lease with an unaffiliated third party, scheduled to expire in June 2005. The purchase was paid for with cash;

(iii)An engine module, purchased in the second quarter of 2001, subject to a lease with an unaffiliated third party, scheduled to expire in May 2008, for a purchase price of $5,950,000, of which $1,911,210 was provided by the assumption of non recourse debt with the balance of $4,038,790 paid for with cash; and

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                                December 31, 2001

(iv) Retail photography development equipment, purchased throughout the year with scheduled lease expirations ranging from May 2006 to January 2007, for purchase prices aggregating $18,234,262, of which $17,552,542 was provided by the assumption of non-recourse debt and the balance of $681,720 paid for with cash.

     Additionally, the Partnership invested $2,406,128 in an unguaranteed residual and $2,100,000 ($400,000 of which was provided by a 8.5% recourse note) for an option to purchase an aircraft. Finally, the Partnership had placed cash totaling $13,723,196 in various escrow accounts for three transactions scheduled to be completed in 2002. Two of the proposal transactions were cancelled and $7,623,196 of the escrowed funds were returned to the Partnership.

Results of Operations for the Period Ended December 31, 2001 and 2000

     The Partnership was formed on February 7, 2000 and commenced operations upon the first admission of limited partners on June 14, 2000. Because the Partnership began operations in June 2000, was raising additional capital through the issuance of units until the offering was completed in October 2001, and invested such proceeds in additional leased equipment throughout the 2001 year, the 2001 and 2000 operating results are not comparable. The results of operations for 2001 and 2000 are consistent with the level of acquisition of lease equipment completed and the terms of the leases and related borrowings.

     Rental income (from operating leases) increased by $17,035,827, from $164,361 in 2000 to $17,200,188 in 2001, attributable primarily to receiving a full year of rent in 2001 on equipment purchased in the second half of 2000 for total purchase prices of $76,284,645 (including initial direct costs) as well as equipment acquired in 2001 for purchase prices totaling $19,744,804 (including initial direct costs) partially offset by the sale of equipment in 2001 which was originally acquired for $872,881.

     Finance lease income increased by $1,812,235 from $521,406 in 2000 to $2,333,641 in 2001. This was primarily attributable to the full year effect of finance leases acquired in the third and fourth quarters of 2000. Additionally during 2001 the Partnership acquired equipment subject to finance leases totaling $18,234,162, on lease to Kmart, Inc. ("Kmart") (see item 7a, Liquidity and Capital Resources for a discussion of Kmart's bankruptcy and its effect on the Partnership). The Kmart leases began generating finance lease income in 2001.

     During 2001, the Partnership recognized a gain on a sale of an investment in a joint venture to an affiliate of $327,341 and gains on the sales of equipment of $92,695.

     During 2001, the Partnership recognized income from an investment in a joint venture with an affiliate of $43,953. The Partnership made its investment in the joint venture in 2001 and sold the investment in the joint venture late in 2001 for a gain (see above).

     Interest income was $234,178 in 2001 as compared to $56,535 in 2000 due to an increase (primarily from the proceeds of the offering) of amounts available for investment, partially offset by a decline in interest rates.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                                December 31, 2001

     Depreciation expense increased in 2001 by $11,568,595, from $111,940 in 2000 to $11,680,535 in 2001 due to the full year effect in 2001 of investments in operating leases acquired in 2000 as well as the effect of investments in operating leases completed in 2001.

     Interest expense increased in 2001 by $4,886,339, from $123,815 in 2000 to $5,010,154 in 2001 due principally to the increase in acquisition indebtedness. During 2001, the Partnership incurred additional non-recourse indebtedness of $30,293,861. This was partially offset by a reduction in the outstanding debt under the variable rate line of credit from $7,000,000 at December 31, 2000 to $2,500,000 at December 31, 2001, and a decline in interest rates under the line of credit. Further the Partnership repaid non-recourse indebtedness by $13,939,491 in 2001 in accordance with the related payment schedules.

     Management fees - General Partner increased by $1,252,497 from $92,140 in 2000 to $1,344,637 in 2001. This increase is consistent with the increase in lease payments on which such fees are based.

     Administrative expense reimbursements - General Partner increased by $535,540, from $37,441 in 2000 to $572,981 in 2001 and is consistent with the Partnership's increased level of operations.

     Amortization of initial direct costs increased $179,238, from $33,510 in 2000 to $212,748 in 2001 due the full year effect of amortizing such costs on acquisitions completed.

     General and administrative expenses increased in 2001 by $348,747, from $51,576 in 2000 to $400,323 in 2001 which was consistent with the Partnership's increased level of operations. The Partnership acquired equipment throughout the second half of 2000 and throughout 2001.

     Net income for 2001 was $820,109 as compared to $291,236 in 2000 and net income per weighted average limited partnership unit was $1.62 in 2001 compared to $2.18 in 2000.

Partnership Activities During 2000

     Equipment purchased in 2000 subject to lease included the following:

(i) An aircraft acquired through a joint venture ("ICON Aircraft 24846, LLC") with two affiliates in which the Partnership has a 96% ownership interest. The aircraft was acquired for a purchase price of $44,515,416 (including initial direct cost) which was funded $2,241,371 with cash and $42,274,045 with non-recourse financing;

(ii) Various equipment acquired by a joint venture with three affiliates ("ICON Cheyenne, LLC") in which the Partnership has an 87.69% ownership interest. The equipment was purchased for an aggregate purchase price of $29,705,716. The purchase was funded $11,401,151 with cash and $18,304,565 with non-recourse debt.

(iii)The Partnership also purchased a total of $10,772,690 of other equipment, subject to leases with 3 lessees.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                                December 31, 2001

Results of Operations for the Period Ended December 31, 2000

     Revenues for the period were $742,302, representing finance income of $521,406, rental income of $164,361 and interest income of $56,535. Expenses for the period totaled $451,066, representing interest expense of $123,815, depreciation expense of $111,940, management fees-General Partner of $92,140, administrative expenses reimbursed to the general partner of $37,441 general and administrative expenses of $51,576, and amortization of initial direct costs of $33,510. Net income for the period was $291,236. The net income per weighted average limited partnership unit was $2.18. These amounts were consistent with the Partnership's level of operations in 2000.

Liquidity and Capital Resources

     During 2001 and 2000, the Partnership's primary source of funds was from the sale of limited partnership units pursuant to the Partnership's offering of units, net of related expenses, of $46,611,119 and $19,013,881, respectively, proceeds received from borrowings under a line of credit ($2,500,000 outstanding at December 31, 2001) and the assumption of non-recourse indebtedness totaling $30,293,861 in 2001 and $60,578,610 in 2000. The funds were used to acquire equipment subject to leases for purchase prices aggregating $41,666,367 in 2001 and $84,993,822 in 2000.

     Cash distributions to the limited partners for the years ended December 31, 2001 and 2000, which were paid on a monthly basis, aggregated $4,932,964 and $536,708 respectively and represented an annualized cash distribution rate of 10.75%, in accordance with the investment objectives of the Partnership. Distributions were calculated based on the number of days each investment unit was in the Partnership. The cash distributions in the 2001 period were composed $1.62 per weighted average limited Partnership unit of investment income and $8.20 as a return of capital. The cash distributions in the 2000 period were $2.18 per weighted average limited Partnership unit of investment income and $1.88 return of capital.

     As of December 31, 2001, there were no known trends or demands, commitments, events or uncertainties which are likely to have any material effect on liquidity. As cash is realized from operations, sales of equipment and borrowings, the Partnership will continue to invest while retaining sufficient cash to meet its reserve requirements and recurring obligations.

     Limited partners who purchased units after June 7, 2001 and before August 18, 2001 have the right to require the Partnership to repurchase their units within the one-year period following such purchase since certain information contained in the prospectus used during this period was not as current as required by the rules of the Securities and Exchange Commission. The repurchase price would be equal to the offering price per unit less any distributions received with respect to such units. 142,049.4793 units were sold during this period resulting in gross offering proceeds of $14,204,947.93, which units comprise 18.94% of all units that the Partnership sold. If a substantial number of these limited partners choose to have their units repurchased and the Partnership's available cash were less than the amount needed to repurchase the units, the Partnership would have to sell equipment or borrow in order to fund these repurchases. If the Partnership were not able to resell the repurchased units, the Partnership's investments may be less diversified than they would have been if the maximum offering were retained. There were no requests to repurchase units through March 2002.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                                December 31, 2001

New Accounting Pronouncement

     Effective January 1, 2002, the Partnership adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment or in a distribution to the owners) or classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the costs to sell. The adoption of SFAS No. 144 did not have any effect on the Partnership's financial position or results of operations as the provisions of SFAS No. 144 are similar to the Partnership's current policy for impairment review.

Item 7a.  Qualitative and Quantitative Disclosures About Market Risk

     The Partnership is exposed to certain market risks, including changes in interest rates and the demand for equipment (and the related residuals) owned by the Partnership. Except as discussed below, the Partnership believes its exposure to other market risks is insignificant to both its financial position and results of operations.

     Kmart, Inc., with whom the Partnership has five leases, filed for bankruptcy in January 2002. The Partnership's finance leases with Kmart were acquired during 2001 for prices aggregating $18,234,262, comprised of a total cash investment of $681,720 and the assumption of $17,552,542 of non-recourse debt. Through April 1, 2002, Kmart has made all scheduled rental payments. The bankruptcy court has not ruled on the affirmation of the leases as of the date of this report.

     The Partnership manages its interest rate risk by obtaining fixed rate debt for the majority of its borrowings. The fixed rate debt service obligation streams are generally matched by fixed rate lease receivable streams generated by the Partnership's lease investments.

     The Partnership also borrows funds under a $7,000,000 floating rate line of credit which provides for interest at the lender's prime rate (4.75% at December 31, 2001) plus .5% and is therefore exposed to interest rate risk until the floating rate line of credit is repaid. The Partnership's borrowings under the floating rate line of credit as of December 31, 2001 was $2,500,000 as compared to $7,000,000 at December 31, 2000. Additionally, the non-recourse borrowing associated with the ICON Aircraft 24846 LLC provides for interest, adjusted quarterly, based upon Libor. The related lease payments are also adjustable based upon Libor. The Partnership believes the risk associated with rising interest rates is not significant.

     The Partnership manages its exposure to equipment and residual risk by monitoring the market and maximizing re-marketing proceeds through either re-leasing or sale of equipment.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                                December 31, 2001

Item 8.  Consolidated Financial Statements and Supplementary Data

                          Index to Financial Statements

                                                                     Page Number

Independent Auditors' Report                                                 14

Consolidated Balance Sheets as of
  December 31, 2001 and 2000                                                 15

Consolidated Statements of Operations for the
  Year Ended December 31, 2001 and for the Period
  February 7, 2000 (date of inception) to December 31, 2000                  16

Consolidated Statements of Changes in Partners' Equity
  for the Year Ended December 31, 2001 and for the
  Period February 7, 2000 (date of inception) to
  December 31, 2000                                                          17

Consolidated Statements of Cash Flows for the
  Year Ended December 31, 2001 and for the Period
  February 7, 2000 (date of inception) to December 31, 2000               18-20

Notes to Consolidated Financial Statements                                21-31

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                        Consolidated Financial Statements

                                December 31, 2001

                   (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT




The Partners
ICON Income Fund Eight B L.P.:

We have audited the accompanying consolidated balance sheets of ICON Income Fund Eight B L.P. (a Delaware limited partnership) as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in partners' equity, and cash flows for the year ended December 31, 2001 and for the period from February 7, 2000 (date of inception) to December 31, 2000. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ICON Income Fund Eight B L.P. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the year ended December 31, 2001 and for the period from February 7, 2000 (date of inception) to December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.



                                    /s/ KPMG LLP
                                    --------------------------------------------
                                    KPMG LLP



April 15, 2002
New York, New York

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                           Consolidated Balance Sheets

                                  December 31,

                                                      2001              2000
                                                      ----              ----
         Assets

Cash and cash equivalents                         $   5,684,652    $  1,315,706
                                                  -------------    ------------

Investments in finance leases
  Minimum rents receivable                           32,769,190      11,631,296
  Estimated unguaranteed residual values              2,711,893       1,233,991
  Initial direct costs                                  746,106         289,670
  Unearned income                                    (6,568,703)     (2,998,971)
                                                  -------------    ------------
                                                     29,658,486      10,155,986

Investments in operating leases:
  Equipment, at cost                                 95,156,568      76,284,645
  Accumulated depreciation                          (11,456,484)       (111,940)
                                                  -------------    ------------
                                                     83,700,084      76,172,705

Cash held in escrow                                  13,723,196           -
Investment in unguaranteed residual                   2,406,128           -
Investment in option                                  2,100,000           -
Due from affiliates                                   3,730,884           -
Other assets                                          2,915,266         463,781
                                                  -------------    ------------

Total assets                                      $ 143,918,696    $ 88,108,178
                                                  =============    ============

         Liabilities and Partners' Equity

Notes payable, non-recourse                       $  76,852,204    $ 60,497,834
Notes payable, recourse                               2,900,000       7,000,000
Security deposits and other,
 including accrued interest                           1,269,603         352,383
Minority interests in joint ventures                  1,684,289       1,493,780
                                                  -------------    ------------
                                                     82,706,096      69,343,997

Partners' equity (deficiency)
  General Partner                                       (42,960)         (1,316)
  Limited Partners (750,000 and
  219,813.65 units outstanding, $100
  per unit original issue price)                     61,255,560      18,765,497
                                                  -------------    ------------

Total partners' equity                               61,212,600      18,764,181
                                                  -------------    ------------

Total liabilities and partners' equity            $ 143,918,696    $ 88,108,178
                                                  =============    ============

See accompanying notes to consolidated financial statements.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Operations

          For the Year Ended December 31, 2001 and for the Period from
            February 7, 2000 (date of inception) to December 31, 2000

                                                  2001           2000
                                                  ----           ----
Revenues

   Rental income                              $17,200,188    $  164,361
   Finance income                               2,333,641       521,406
   Gain from sale of investment in joint
    venture to an affiliate                       327,341           -
   Interest income and other                      234,178        56,535
   Gains on sales of equipment                     92,695           -
   Income from investment in joint venture         43,953           -
                                              -----------    ----------

  Total revenues                               20,231,996       742,302
                                              -----------    ----------

Expenses

   Depreciation                                11,680,535       111,940
   Interest                                     5,010,154       123,815
   Management fees - General Partner            1,344,637        92,140
   Administrative expense
     reimbursements - General Partner             572,981        37,441
   General and administrative                     400,323        51,576
   Amortization of initial direct costs           212,748        33,510
   Minority interest expense                      190,509           644
                                              -----------    ----------

    Total expenses                             19,411,887       451,066
                                              -----------    ----------

Net income                                    $   820,109    $  291,236
                                              ===========    ==========

Net income allocable to:
   Limited partners                           $   811,908    $  288,324
   General partner                                  8,201         2,912
                                              -----------    ----------

                                              $   820,109    $  291,236
                                              ===========    ==========

Weighted average number of limited
   partnership units outstanding                  502,536       132,049
                                              ===========    ==========

Net income per weighted average
   limited partnership unit                   $      1.62    $     2.18
                                              ===========    ==========



See accompanying notes to consolidated financial statements.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

             Consolidated Statements of Changes in Partners' Equity

          For the Year Ended December 31, 2001 and for the Period from
            February 7, 2000 (date of inception) to December 31, 2000

                                                   Limited Partner Distributions

                                Return of Investment        Limited         General
                                Capital     Income          Partners        Partner          Total
                             (Per weighted average unit)


Initial partners'
  capital contribution                                     $      1,000  $      1,000  $        2,000

Refund of initial
   limited partners'
   capital contribution                                          (1,000)          -            (1,000)

Proceeds from issuance
  of limited partnership
  units (219,813.65 units)                                   21,981,365           -        21,981,365

Sales and offering expenses                                  (2,967,484)          -        (2,967,484)

Cash distributions to partners     $1.88     $  2.18           (536,708)       (5,228)       (541,936)

Net income                                                      288,324         2,912         291,236
                                                           ------------  ------------  --------------

Balance at
  December 31, 2000                                          18,765,497        (1,316)     18,764,181

Proceeds from issuance
  of limited partnership
  units (530,186.35 units)                                   53,018,635        -           53,018,635

Sales and offering expenses                                  (6,407,516)       -           (6,407,516)

Cash distributions to partners     $8.20     $  1.62         (4,932,964)      (49,845)     (4,982,809)

Net income                                                      811,908         8,201         820,109
                                                           ------------  ------------  --------------

Balance at
  December 31, 2001                                        $ 61,255,560  $    (42,960) $   61,212,600
                                                           ============  ============  ==============




See accompanying notes to consolidated financial statements.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Cash Flows

          For the Year Ended December 31, 2001 and for the Period from
            February 7, 2000 (date of inception) to December 31, 2000

                                                                  2001             2000
                                                                  ----             ----

Cash flows from operating activities:
   Net income                                                 $    820,109    $    291,236
                                                              ------------    ------------
   Adjustments to reconcile net income to
     net cash provided by operating activities:
       Finance income paid directly to lenders by lessees         (732,737)           --
       Depreciation                                             11,680,535         111,940
       Amortization of initial direct costs                        212,748          33,510
       Minority interest expense                                   190,509             644
       Gain from sale of investment in joint venture              (327,341)           --
       Income from investment in joint venture                     (43,953)           --
       Gains on sales of equipment                                 (92,695)           --
       Rental income paid directly to lender by lessees        (16,181,472)           --
       Interest expense on non-recourse financing
         paid directly by lessees                                4,620,569            --
       Changes in operating assets and liabilities:
         Collection of principal - non-financed receivables      3,148,917         906,374
         Other assets                                             (214,459)       (463,781)
         Due from affiliates                                       (86,183)           --
         Security deposits and including accrued interest          917,220         352,383
                                                              ------------    ------------

           Total adjustments                                     3,091,658         941,070
                                                              ------------    ------------

       Net cash provided by operating activities                 3,911,767       1,232,306
                                                              ------------    ------------

Cash flows used in investing activities:
   Proceeds from sale of equipment                                 629,514            --
   Cash in escrow                                              (13,723,196)           --
   Equipment purchased                                         (11,372,506)    (24,415,212)
   Investment in option                                         (1,700,000)           --
   Investment in joint venture                                  (3,273,407)           --
   Investment in unguaranteed residual                          (2,406,128)           --
   Initial direct costs                                         (1,239,802)     (2,386,693)
   Prepaid initial direct costs included in other assets        (2,237,025)           --
                                                              ------------    ------------

       Net cash used in investing activities                   (35,322,550)    (26,801,905)
                                                              ------------    ------------


                                                        (continued on next page)

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows - Continued

          For the Year Ended December 31, 2001 and for the Period from
            February 7, 2000 (date of inception) to December 31, 2000

                                                           2001            2000
                                                           ----            ----

Cash flows from financing activities:
   Issuance of limited partnership units,
     net of offering expenses                            46,611,119      19,013,881
   Initial partners capital contributions                      --             2,000
   Refund initial limited partner contribution                 --            (1,000)
   Proceeds from notes payable - recourse                 2,500,000       7,000,000
   Payment of notes payable - recourse                   (7,000,000)           --
   Payment of non-recourse borrowings                    (1,348,581)        (80,776)
   Cash distributions to partners                        (4,982,809)       (541,936)
   Minority interests in consolidated joint ventures           --         1,493,136
                                                       ------------    ------------

       Net cash provided by financing activities         35,779,729      26,885,305
                                                       ------------    ------------

Net increase in cash and cash equivalents                 4,368,946       1,315,706

Cash and cash equivalents at beginning of the period      1,315,706            --
                                                       ------------    ------------

Cash and cash equivalents at end of year               $  5,684,652    $  1,315,706
                                                       ============    ============





















See accompanying notes to consolidated financial statements.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (continued)

Supplemental Disclosure of Cash Flow Information


     For the periods ended December 31, 2001 and 2000 non-cash activities included the following:

                                                                 2001            2000
                                                             ------------    ------------

Fair value of equipment and receivables and option to
   Purchase aircraft for debt                                $ 30,693,861    $ 60,578,610
Non-recourse notes payable and promissory
   note assumed in purchase prices                            (30,693,861)    (60,578,610)
                                                             ------------    ------------

                                                             $     -         $     -
                                                             ============    ============

Principal and interest on direct finance receivables
   paid directly to lenders by lessees                       $  1,030,007    $     -

Rental income on operating lease receivables paid              16,181,472          -
   directly to lenders by lessees
Principal and interest paid directly to lenders by lessees
   paid annually to lenders by lessees                        (17,211,479)         -
                                                             ------------    ------------

                                                             $      -        $     -
                                                             ============    ============

Interest paid directly to lenders by lessees pursuant to
   non-recourse financings                                   $  4,620,569    $     -
Other interest                                                    322,875         123,815
                                                             ------------    ------------

Total interest paid                                          $  4,943,444    $    123,815
                                                             ============    ============















See accompanying notes to consolidated financial statements.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

                                December 31, 2001

1.   Organization

     ICON Income Fund Eight B L.P. (the "Partnership") was formed on February 7, 2000 as a Delaware limited partnership with an initial capitalization of $2,000. It was primarily formed to acquire various types of equipment subject to lease with third parties. The Partnership's maximum offering was $75,000,000. The Partnership commenced business operations on its initial closing date, June 14, 2000, with the admission of limited partners representing 15,815.51 limited partnership units at the offering price of $100 per unit aggregating $1,581,551 of capital contributions. As of October 17, 2001 (the final closing date), 734,184.49 additional units had been admitted into the Partnership with aggregate gross proceeds of $73,418,449 bringing the total admission to 750,000 units totaling $75,000,000 in capital contributions.

     The General Partner of the Partnership is ICON Capital Corp. (the "General Partner"), a Connecticut corporation. The General Partner manages and controls the business affairs of the Partnership's equipment, leases and financing transactions under a management agreement with the Partnership.

     ICON Securities Corp., an affiliate of the General Partner, received an underwriting commission from the gross proceeds from sales of all units. The General Partner received organization and offering expenses from the gross proceeds of such sales The total underwriting compensation paid by the Partnership, including underwriting commissions, sales commissions, incentive fees, public offering expense reimbursements and due diligence activities was limited to 13.5% of gross proceeds up to $25,000,000, 12.5% of gross proceeds from $25,000,001 to $50,000,000 and 11.5% of gross proceeds from $50,000,001 to
$75,000,000. Such offering expenses aggregated $9,375,000, including $2,166,025 and $1,208,975 paid to the General Partner or its affiliates in 2001 and 2000, respectively (see Note 10) and were charged directly to limited partners' equity.

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

2.   Significant Accounting Policies

     Basis of Accounting and Presentation - The Partnership's records are maintained on the accrual basis. The preparation of financial statements in conformity with generally accepted accounting principles requires the General Partner's management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and revenues and expenses during the reporting periods. Significant estimates include the allowance for doubtful assets and unguaranteed residual values. Management believes that the estimates and assumptions utilized in preparing its financial statements are reasonable and prudent. Actual results could differ from those estimates. In addition, management is required to disclose contingent assets and contingent liabilities.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     Consolidation - The consolidated financial statements include the accounts of the Partnership and its majority owned subsidiaries. All inter-company accounts and transactions have been eliminated.

     Cash and Cash Equivalents - Cash and cash equivalents are defined as cash in banks and highly liquid investments with original maturity dates of three months or less.

     Leases - The Partnership accounts for owned equipment leased to third parties as finance leases or operating leases, as appropriate. For finance leases, the Partnership records, at the inception of the lease, the total minimum lease payments receivable, the estimated unguaranteed residual values, the initial direct costs related to the leases and the related unearned income. Unearned income represents the difference between the sum of the minimum lease payments receivable plus the estimated unguaranteed residual minus the cost of the leased equipment. Unearned income is recognized as finance income over the terms of the related leases following the interest method. For operating leases, equipment is recorded at cost and is depreciated on the straight-line method over the lease terms to their estimated fair market values at lease terminations. Related lease rentals are recognized on the straight-line method over the lease terms. Billed and uncollected operating lease receivables are included in other assets. Initial direct costs of finance leases are capitalized and are amortized over the terms of the related leases using the interest method. Initial direct costs of operating leases are capitalized and amortized on the straight-line method over the lease terms.

     Investments in Unguaranteed Residual Values - The Partnership carries its investments in the future estimated unguaranteed residual values of assets at cost, which is equal to or less than market value, subject to the Partnership's policy relating to impairments of residuals discussed below. Gains or losses will be recognized upon the sale or disposition of the investment.

     Investments in Options - The Partnership carries its investment in an option to purchase equipment at cost, which is equal to or less than market value, subject to the Partnership's policy relating to impairment discussed below. Gain or loss will be recognized upon the sale or disposition of the investment.

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

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     The Partnership measures its impairment loss as the amount by which the carrying amount of the residual value exceeds the estimated proceeds to be received by the Partnership from re-lease or resale of the equipment. Generally, third party appraisals, reviews of future cash flows and anticipated future cash flows and detailed market analyses are used as the basis for measuring whether an impairment loss should be recognized.

     Allowance for Doubtful Accounts - The Partnership records a provision for bad debts to provide for estimated credit losses in the portfolio. The allowance for doubtful accounts is based on the ongoing analysis of delinquency trends, loss experience and an assessment of overall credit risk. The Partnership's write-off policy is based on an analysis of the aging of the Partnership's portfolio, a review of the non-performing receivables and leases, and prior collection experience. An account is fully reserved for or written off when the analysis indicates that the probability of collection of the account is remote.

     Disclosures About Fair Value of Financial Instruments - Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments" requires disclosures about the fair value of financial instruments. Separate disclosure of fair value information as of December 31, 2001 and 2000 with respect to the Company's assets and liabilities is not provided because (i) SFAS No. 107 does not require disclosures about the fair value of lease arrangements and (ii) the carrying value of financial assets, other than lease related investments, and certain other payables approximates market value and (iii) fair value information concerning certain non-recourse debt obligations is not practicable to estimate without incurring excessive costs to obtain all the information that would be necessary to derive a market interest rate.

     Income Taxes - No provision for income taxes has been made as the liability for such taxes is that of each of the partners rather than the Partnership.

     New Accounting Pronouncement - Effective January 1, 2002, the Partnership adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment or in a distribution to the owners) or classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the costs to sell. The adoption of SFAS No. 144 did not have any effect on the Partnership's financial position or results of operations as the provisions of SFAS No. 144 are similar to the Partnership's current policy for impairment review.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

3.   Joint Ventures

     The Partnership and affiliates formed five joint ventures discussed below for the purpose of acquiring and managing various assets. The Partnership and its affiliates have identical investment objectives and participate on the same terms and conditions. The Partnership has a right of first refusal to purchase the equipment, on a pro-rata basis, if any of the affiliates desire to sell their interests in the equipment.

     The two joint ventures described below are majority owned and are consolidated with the partnership.

ICON Cheyenne LLC
-----------------

     In December 2000, the Partnership and three affiliates, ICON Cash Flow Partners L.P. Six ("L.P. Six"), ICON Cash Flow Partners L.P. Seven ("L.P. Seven") and ICON Income Fund Eight A L.P. ("Fund Eight A") formed ICON Cheyenne LLC ("ICON Cheyenne") for the purpose of acquiring a portfolio of leases for an aggregate purchase price of $29,705,716, which was paid with cash of $11,401,151 and the assumption of non-recourse debt with an unaffiliated third party lenders of $18,304,565. The debt is structured to be amortized from the application to the debt of rentals due under the various leases. The leases expire on various dates through September 2006. The Partnership, L.P. Seven, L.P. Six and Fund Eight A have ownership interests of 87.69%, 10.31%, 1.0% and 1.0%, respectively, in ICON Cheyenne. The Partnership's consolidated financed statements include 100% of the assets and liabilities as well as 100% of the related revenues and expenses of ICON Cheyenne. The interests of L.P. Seven, L.P. Six and Fund Eight A in ICON Cheyenne have been reflected as minority interests in joint ventures on the consolidated balance sheets and minority interest expense on the consolidated statements of operations.

ICON Aircraft 24846, LLC
------------------------

     In 2000, the Partnership and two affiliates, L.P. Seven and Fund Eight A formed ICON Aircraft 24846 LLC ("ICON Aircraft 24846") for the purpose of acquiring an investment in an aircraft leased to a commercial airline for a purchase price of $44,515,416, which was funded with cash of $2,241,371 and non-recourse debt of the $42,274,045. The rents and the aircraft have been assigned to the non-recourse lender. The lease is scheduled to expire in March 2003, at which time the balance of the non-recourse debt outstanding is scheduled to be approximately $34,500,000. The Partnership, L.P. Seven and Fund Eight A have ownership interests of 96.0%, 2.0% and 2.0%, respectively, in ICON Aircraft 24846. The Partnership's consolidated financial statements include 100% of the assets and liabilities of ICON Aircraft 24846 as well as 100% of the related revenues and expenses. L.P. Seven and Fund Eight A's interest in ICON Aircraft 24846 have been reflected as minority interests in joint ventures on the consolidated balance sheets and minority interest expense on the consolidated statements of operations.

     The three joint ventures described below were less than 50% owned and were accounted for following the equity method.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

Seacor Joint Ventures
---------------------

     On July 13, 2001, the Partnership and L.P. Seven formed three joint ventures known as "ICON/Janson Graham LLC," ICON/Pearl Graham LLC" and "ICON Amanda Graham LLC", the three of which are referred to collectively as the "Seacor Joint Ventures". L.P. Seven contributed three offshore supply vessels (one to each of the Seacor Joint Ventures) with a net book value and approximate market value of $7,595,271, and the Partnership contributed $3,273,407 in cash into the Seacor Joint Ventures. The Partnership and L.P. Seven received 30.12% and 69.88% ownership interests, respectively, in each of the Seacor Joint Ventures as a result of these contributions.

     The Partnership had the right during the first year of the Seacor Joint Ventures to sell any of its three joint venture interests to L.P. Seven at a price equal to 110% of its outstanding investment balance for any vessel that did not generate rental revenue for a three month period. All three vessels were off-lease for part of the third quarter and the entire fourth quarter of 2001. On December 31, 2001 the Partnership exercised its right and sold its interests in the Seacor Joint Ventures back to L.P. Seven for $3,644,701 representing 110% of its outstanding investment balance which amount is included in due from affiliate on the balance sheet as of December 31, 2001. The Partnership recognized $327,341 as a gain on sale of joint venture investment and $43,953 as its share of income from the joint venture during 2001.

4.   Cash Held In Escrow

     Cash held in escrow at December 31, 2001 is composed of the following:

(i) $4,323,196 representing a purchase deposit to acquire a Boeing 757-200 ER subject to lease. The proposed acquisition was cancelled in 2002 and the deposit was returned to the Partnership;

(ii) $3,300,000 placed with an unaffiliated third party to fund an acquisition scheduled to close in the first quarter of 2002. The transaction was cancelled in 2002 and the deposit was returned to the Partnership; and

(iii)$6,100,000 deposited with an unaffiliated third party to be utilized to make a 78.71% investment in a joint venture with an affiliated partnership, ICON Income Fund Nine, LLC (Fund Nine). The joint venture was capitalized in 2002 and consummated a purchase of leased equipment in February 2002. Additionally, at the time of consummation, the Partnership sold an additional 29.71% of the joint venture to Fund Nine for $2,302,525 bringing its ownership percentage down to 49%. No gain or loss was recognized on the sale.

5.       Investments in Unguaranteed Residual Values

     In the year ended December 31, 2001, the Partnership acquired residual interests in a portfolio of technology and other equipment leases for $2,406,128. Leases in this portfolio have expiration dates ranging from March 2003 through March 2005.

     The investment is carried at cost until sale of the equipment, at which time a gain or loss will be recognized on each transaction, however, until the equipment is sold, the investment will be subject to the Partnership's policy relating to impairment of residuals, as disclosed in Note 2.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

6.       Investment in Option

     In the fourth quarter of 2001, the Partnership invested $2,100,000 (including $900,000 in acquisition fees paid to the General Partner) for an option, which expires in 2012, to purchase a Boeing 737-524 aircraft on lease to a United States based commercial airline. The purchase price of the option includes an 8.5% $400,000 promissory note which matures in May 2012. The exercise price of the option decreases periodically according to a predetermined schedule over the term of the option from $30 million in 2001 to $9 million in 2012.

7.   Receivables Due in Installments

     Non-cancelable minimum annual amounts receivable on finance leases are as follows:

             Year

             2002           $      8,702,627
             2003                  8,773,388
             2004                  7,607,103
             2005                  4,766,432
             2006                  2,919,640
                            ----------------

                            $     32,769,190

     Included in the above table are scheduled payments of $20,098,297 with respect to equipment on lease to Kmart, Inc. (See Notes 9 and 11)

8.   Investment in Operating Leases

     In the fourth quarter of 2000, the Partnership, through a consolidated joint venture, ICON Aircraft 24846, acquired an aircraft leased to a commercial airline for a purchase price of $44,515,416, which amount was funded with $2,241,371 of cash and $42,274,045 in floating rate non-recourse notes payable. The lease, which expires in March 2003, provides for rental payment amounts to match the non-recourse floating rate debt obligation secured by the lease and the aircraft (see Note 9) until March 2003, at which time the balance of the related non-recourse debt outstanding is scheduled to be approximately $34,500,000. Also in the fourth quarter of 2000, the Partnership acquired, through ICON Cheyenne, a portfolio of various types of equipment leased to 33 lessees. The purchase price of this portfolio totaled $29,705,716 of which $11,401,151 was provided in cash and $18,304,565 was provided in non-recourse debt.

     In the first quarter of 2001, the Partnership acquired an aircraft simulator leased to an unaffiliated third party for a purchase price of $13,232,105, subject to a lease. Rental payment amounts under this lease are paid directly to the lender who is secured by this lease and the related equipment. In the second quarter of 2001, the Partnership acquired aircraft engine modules, which are leased to a commercial airline, for a purchase price $5,950,000, $1,911,210 of which was provided by a non-recourse note.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     The investment in operating leases at December 31, 2001 and 2000 consisted of the following:

                                                   2001             2000
                                                   ----             ----

Equipment cost, beginning of year              $ 76,284,645    $       --

Equipment acquisitions                           19,182,105      74,221,132
Initial direct costs                                562,699       2,063,513
Equipment dispositions                             (872,881)
                                               ------------    ------------
Equipment cost, end of year                      95,156,568      76,284,645
                                               ------------    ------------

Accumulated depreciation, beginning of year        (111,940)           --
Accumulated depreciation on
  equipment dispositions                            335,991            --
Depreciation expense                            (11,680,535)       (111,940)
                                               ------------    ------------
Accumulated depreciation, end of year           (11,456,484)       (111,940)
                                               ------------    ------------

Investments in operating leases, end of year   $ 83,700,084    $ 76,172,705
                                               ============    ============

     Non-cancelable minimum annual amounts receivable on operating leases are as follows:

              Year

              2002                      $ 15,888,468
              2003                         8,745,210
              2004                         4,603,922
              2005                         3,894,131
              2006                           727,224
              Thereafter                   1,026,194
                                        ------------

                                        $ 34,885,149

9.   Notes Payable

     Notes payable non-recourse consists of $38,945,064 attributable to ICON Aircraft 24846, $10,223,768 attributable to ICON Cheyenne, $16,767,338 attributable  to  the  Kmart  leases  (see  Notes  7  and  11)  and  $10,916,034 attributable to other acquisitions. The ICON Aircraft 24846 note carries a floating interest rate of Libor plus 2.25%; the related lease rate adjusts on a similar basis. The ICON Cheyenne notes carries fixed interest rates ranging from 5.52% to 10.05% and the remaining notes carry fixed interest rates ranging from 6.27% to 10.00%. Of the $27,683,372 non-recourse debt discussed above, debt of $1,911,210 requires payments of interest only to June 2004, followed by four years where there are no interest payments due until maturity.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                                December 31, 2001

     Notes payable also includes a recourse note under a line of credit and a promissory note. The Partnership originally entered into a $7,000,000 recourse line of credit agreement with an unaffiliated lender in November 2000, expiring November 2001, at which time it was extended until August 2002. The maximum amount available under the line is $7,000,000. This line of credit is collateralized by receivables and residuals and bears interest at the lender's prime rate (4.75% at December 31, 2001) plus one half of 1%. At December 31, 2001, the Partnership had $2,500,000 outstanding under this line of credit. Additionally, upon investing in the option to purchase an aircraft (see Note 6), the Partnership assumed recourse debt of $400,000, which bears interest at the rate of 8.5% per annum and matures in May 2012 (or earlier if the option is exercised earlier).

     The notes payable mature as follows:

               Notes Payable     Note Payable -
Year           Non-Recourse      Line of Credit   Promissory Note     Total
----           ------------      --------------   ---------------     -----

2002           $ 13,625,530       $ 2,500,000       $    -         $16,125,530
2003             44,485,461              -               -          44,485,461
2004              7,113,770              -               -           7,113,770
2005              6,789,131              -               -           6,789,131
2006              2,927,102              -               -           2,927,102
Thereafter        1,911,210              -            400,000        2,311,210
               ------------       -----------       ---------      -----------
               $ 76,852,204       $ 2,500,000       $ 400,000      $79,752,204
               ============       ===========       =========      ===========

10.  Related Party Transactions

     Fees and other expenses paid or accrued by the Partnership to the General Partner or its affiliates for the period ended December 31, 2001 and 2000, were as follows:

                                 2001         2000
                                 ----         ----
Organization and
  offering expenses          $ 1,105,652  $   769,348    Charged to equity
Underwriting commissions       1,060,373      439,627    Charged to equity
Acquisition fees               3,122,207    2,386,693    Capitalized
Management fees                1,344,637       92,140    Charged to operations
Administrative expense
  reimbursements                 572,981       37,441    Charged to operations
                             -----------  -----------

                             $ 7,205,850  $ 3,725,249
                             ===========  ===========

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                                December 31, 2001

     In accordance with the Management Agreement, the Partnership pays the General Partner acquisition fees of 3% of equipment value acquired, as defined. Additionally the General Partner is entitled to management fees based upon lease rentals (ranging from 1% to 7% depending upon the lease structure). In addition, the General Partner is reimbursed for expenses incurred in connection with the Partnership's operations (See note 1 for information relating to organization and offering expenses and underwriting commissions).

     In December 2001 the Partnership entered into three agreements to purchase lease investments directly or through joint ventures (see Note 4). Prepaid acquisition fees totaling $2,237,025 were paid to General Partner in the fourth quarter of 2001 with respect to the three proposed acquisitions, which amounts were included in the caption Other assets on the December 31, 2001 consolidated balance sheet. Two of the purchase agreements representing acquisition fees of $2,123,100 were cancelled and the acquisition fees paid to the General Partner were returned. The above table does not include the prepaid acquisition fees.

11.      Contingencies

(a)      Unit repurchases

     Limited partners who purchased units after June 7, 2001 and before August 18, 2001 have the right to require the Partnership to repurchase their units within a one-year period following such purchase since certain information contained in the Partnership's prospectus used during this period was not as current as required by the rules of the Securities and Exchange Commission. The repurchase price would be equal to the offering price per unit less any distributions received with respect to such units. 142,049.4793 units were sold during this period resulting in gross offering proceeds of $14,204,947.93 which units comprise 18.94% of all units that the Partnership sold. If a substantial number of these limited partners choose to have their units repurchased and the Partnership's available cash were less than the amount needed to repurchase the units, the Partnership would have to sell equipment or borrow in order to fund these repurchases. If the Partnership was unable to sell the repurchased units, the Partnership's cash available for investment and reinvestment in additional equipment will be reduced which could impact the Partnership's ability to purchase additional leased equipment. There were no units repurchased through March 2002.

(b)  Kmart

     Kmart, Inc., with whom the Partnership has five leases, filed for bankruptcy in January 2002. The Partnership's finance leases with Kmart were acquired during 2001 for a cost aggregating $18,234,262, comprised of a total cash investment of $681,720 and the assumption of $17,552,542 of non recourse debt. Through April 1, 2002, Kmart has made all scheduled rental payments. The bankruptcy court has not ruled on the affirmation of the leases as of the date of this report.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

12.  Tax Information (Unaudited)

     The following table reconciles net income for financial statement reporting purposes to income for federal income tax purposes for the period ended December 31, 2001 and 2000:

                                                       2001          2000
                                                       ----          ----

Net income for financial statement
  reporting purposes                              $   820,109    $   291,236
Temporary differences due to:
  Direct finance leases                             3,191,450      1,160,940
  Depreciation                                     (5,717,920)    (1,212,261)
  Tax loss from joint venture                      (3,652,921)          -
  Rent - consolidated joint venture                (6,052,762)          -
  Interest expense - consolidated joint venture     2,629,810         83,585
  Other                                              (341,012)      (337,779)
                                                  -----------    -----------
Partnership loss for federal income
  tax reporting purposes                          $(9,123,246)   $   (14,279)
                                                  ===========    ===========

     As of December 31, 2001, the partners' capital accounts included in the financial statements totaled $61,212,600 compared to the partners' capital accounts for federal income tax purposes of $60,337,463 (unaudited). The difference arises primarily from temporary differences between net income for financial statement reporting purposes and net loss for federal income tax purposes, such as accelerated depreciation for tax purposes and the difference in the tax and financial statements treatment of finance leases, partially offset by commissions reported as a reduction in the partners' capital accounts for financial statement reporting purposes but not for federal income tax reporting purposes.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

13.  Quarterly Financial Data (Unaudited)

     The following table is a summary of financial data by quarter for the year ended December 31, 2001 and the period from the Partnership's inception on February 7, 2000 through December 31, 2000:

                                                                For the Quarters Ended (1)
                                              ------------------------------------------------------------

                                                March 31         June 30,   September 30,     December 31,
                                                --------         -------    ------------      -----------
2001
     Revenues                                  $4,557,329      $5,096,340    $5,294,812       $5,283,515
                                               ==========      ==========    ==========       ==========

     Net income allocable to
       limited partners                        $   12,880      $  161,882    $    5,692       $  631,454(2)
                                               ==========      ==========    ==========       ==========

     Net income per weighted
       average limited partnership unit        $    0.05       $    0.45     $     0.01       $     1.11
                                               =========       =========     ==========       ==========

2000
     Revenues                                  $   -           $   11,746    $  220,432       $  510,124
                                               ==========      ==========    ==========       ==========

     Net income allocable to
       limited partners                        $   -           $   11,629    $   95,964       $  180,731
                                               ==========      ==========    ==========       ==========

     Net income per weighted
       average limited partnership unit        $   -           $    0.62     $     1.33       $     0.23
                                               ==========      =========     ==========       ==========


(1) The Partnership's date of inception was February 7, 2000, but operations did not begin until June 14, 2000, its initial closing date.

(2) The fourth quarter of 2001 included approximately $327,000 of gain from the sale of a joint venture interest to an affiliate (See note 3).

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                                December 31, 2001

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
         -----------------------------------------------------------------------

     None

PART III

Item 10.  Directors and Executive Officers of the Registrant's General Partner

     The General Partner, a Connecticut corporation, was formed in 1985. The General Partner's principal offices are located at 100 Fifth Avenue, New York, New York 10011, and its telephone number is (212) 418-4700. The officers of the General Partner have extensive experience with transactions involving the acquisition, leasing, financing and disposition of equipment, including acquiring and disposing of equipment subject to leases and full financing transactions.

     The manager of the Partnership's business is the General Partner. The General Partner is engaged in a broad range of equipment leasing and financing activities. Through its sales representatives and through various broker relationships throughout the United States, the General Partner offers a broad range of equipment leasing services.

     The General Partner performs certain functions relating to the management of the equipment of the Partnership. Such services include the collection of lease payments from the lessees of the equipment, re-leasing services in connection with equipment which is off-lease, inspections of the equipment, liaison with and general supervision of lessees to assure that the equipment is being properly operated and maintained, monitoring performance by the lessees of their obligations under the leases and the payment of operating expenses.

     The officers and directors of the General Partner are as follows:

Beaufort J.B. Clarke            Chairman, Chief Executive Officer and Director

Paul B. Weiss                   President and Director

Thomas W. Martin                Executive Vice President and Director

     Beaufort J. B. Clarke, age 55, has been Chairman, Chief Executive Officer and Director of the General Partner since 1996. Prior to his present position, Mr. Clarke was founder and the President and Chief Executive Officer of Griffin Equity Partners, Inc. Mr. Clarke was an attorney with Shearman and Sterling and has over 20 years of senior management experience in the United States leasing industry.

     Paul B. Weiss, age 41, is President and Director of the General Partner. Mr. Weiss has been exclusively engaged in lease acquisitions since 1988 from his affiliations with the General Partner since 1996, Griffin Equity Partners (as Executive Vice President from 1993-1996); Gemini Financial Holdings (as Senior Vice President-Portfolio Acquisitions from 1991-1993) and Pegasus Capital Corporation (as Vice President-Portfolio Acquisitions from 1988-1991). He was previously an investment banker and a commercial banker.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                                December 31, 2001

     Thomas W. Martin, age 48, has been Executive Vice President of the General Partner since 1996. Prior to his present position, Mr. Martin was the Executive Vice President and Chief Financial Officer of Griffin Equity Partners, Inc. (1993-1996), Gemini Financial Holdings (as Senior Vice President from 1992-1993) and Chancellor Corporation (as Vice President-Syndications from 1985-1992). Mr. Martin has 17 years of senior management experience in the leasing business.

Item 11.  Executive Compensation

     The Partnership has no directors or officers. The General Partner and its affiliates were paid or accrued the following compensation and reimbursement for costs and expenses for the period ended December, 31, 2001.

     Entity               Capacity        Type of Compensation     2001       2000
     ------               --------        --------------------     ----       ----

ICON Capital Corp.     General Partner  Organization and
                                         offering expenses      $1,105,652   $  769,348
ICON Securities Corp.  Dealer-Manager   Underwriting
                                         commissions             1,060,373      439,627
ICON Capital Corp.     Manager          Acquisition fees         3,122,207    2,386,693
ICON Capital Corp.     General Partner  Management fees          1,344,637       92,140
ICON Capital Corp.     General Partner  Administrative expense
                                         reimbursements            572,981       37,441
                                                                ----------   ----------

                                                                $7,205,850   $3,725,249
                                                                ==========   ==========

     In December 2001 the Partnership entered into three agreements to purchase agreements to purchase lease investments directly on the joint ventures (see
Note 4, Cash Held in Escrow). Acquisition fees totaling $2,237,025 were paid to General Partners in the fourth quarter of 2001 with respect to these acquisitions, which amounts were included in the caption Other assets on the December 31, 2001 consolidated balance sheet. Two of the purchase agreements representing acquisition fees of $2,123,100 were never consummated and the acquisition fees paid to the general partner were returned. The above table does not include the acquisition fees refunded in 2002.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a) The Partnership is a limited partnership and therefore does not have voting shares of stock. No person of record owns, or is known by the Partnership to own beneficially, more than 5% of any class of securities of the Partnership.

(b) As of March 31, 2001, Directors and Officers of the General Partner do not own any equity securities of the Partnership.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                                December 31, 2001

(c) The General Partner owns the equity securities of the Partnership set forth in the following table:

    Title                         Amount Beneficially                   Percent
  of Class                               Owned                         of Class
  --------          ----------------------------------------------     --------
General Partner     Represents initially a 1% and potentially a          100%
  Interest          10% interest in the Partnership's income, gain
                    and loss deductions.

Item 13.  Certain Relationships and Related Transactions

     None other than those disclosed in Item 11 herein and in note 3, 4 and 10 to the Financial Statements.

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

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Partnership during the quarter ended December 31, 2001.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                                December 31, 2001

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

                                  ICON Income Fund Eight B L.P.
                                  File No. 333-37504 (Registrant)
                                  By its General Partner, ICON Capital Corp.


Date: April 15, 2002              /s/ Beaufort J.B. Clarke
                                  ----------------------------------------------
                                  Beaufort J.B. Clarke
                                  Chairman, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

ICON Capital Corp.
sole General Partner of the Registrant

Date:  April 15, 2002             /s/ Beaufort J.B. Clarke
                                  ----------------------------------------------
                                  Beaufort J.B. Clarke
                                  Chairman, Chief Executive Officer and Director


Date:  April 15, 2002             /s/ Paul B. Weiss
                                  ----------------------------------------------
                                  Paul B. Weiss
                                  President and Director


Date:  April 15, 2002             /s/ Thomas W. Martin
                                  ----------------------------------------------
                                  Thomas W. Martin
                                  Executive Vice President
                                  (Principal Financial and Accounting Officer)


Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrant Which have not Registered Securities Pursuant to
Section 12 of the Act
--------------------------------------------------------------------------------

No annual report or proxy material has been sent to security holders. An annual report will be sent to the limited partners and a copy will be forwarded to the Commission.