Form 10-Q
period 2002-03-31
ICON INCOME FUND EIGHT B LP
filed 2002-05-15
CIK 1121716

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the period ended                             March 31, 2002
                     -----------------------------------------------------------

[  ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

For the transition period from                        to
                               ----------------------    -----------------------

Commission File Number                               333-37504
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

                           Consolidated Balance Sheets

                                   (Unaudited)

                                                  March 31,        December 31,
                                                    2002               2001
                                                    ----               ----
         Assets

Cash and cash equivalents                        $   5,289,298    $   5,684,652
                                                 -------------    -------------

Investments in finance leases
   Minimum rents receivable                         30,774,395       32,769,190
   Estimated unguaranteed residual values            2,711,893        2,711,893
   Initial direct costs                                669,566          746,106
   Unearned income                                  (5,818,791)      (6,568,703)
                                                 -------------    -------------
                                                    28,337,063       29,658,486
                                                 -------------    -------------

Investments in operating leases
   Equipment, at cost                              171,703,288       95,156,568
   Accumulated depreciation and amortization       (14,189,280)     (11,456,484)
                                                 -------------    -------------
                                                   157,514,008       83,700,084
                                                 -------------    -------------

Investments in joint ventures                        7,255,811             --
Due from affiliates                                  3,383,859        3,730,884
Investment in unguaranteed residual                  2,406,128        2,406,128
Investment in option                                 2,100,000        2,100,000
Other assets                                         1,301,648        2,915,266
Cash held in escrow                                       --         13,723,196
                                                 -------------    -------------

Total assets                                     $ 207,587,815    $ 143,918,696
                                                 =============    =============

         Liabilities and Partners' Equity

Notes payable, non-recourse                      $ 142,316,112    $  76,852,204
Note payable recourse                                  400,000        2,900,000
Deferred rental income                               2,083,098             --
Security deposits and other                          1,301,629        1,269,603
Minority interests in joint ventures                 1,785,696        1,684,289
                                                 -------------    -------------
                                                   147,886,535       82,706,096
                                                 -------------    -------------

Partners' equity (deficit)
   General Partner                                     (58,073)         (42,960)
   Limited Partners
(750,000 units outstanding at each date,
$100 per unit original issue price)                 59,759,353       61,255,560
                                                 -------------    -------------
   Total partners' equity                           59,701,280       61,212,600
                                                 -------------    -------------

Total liabilities and partners' equity           $ 207,587,815    $ 143,918,696
                                                 =============    =============


See accompanying notes to financial statements.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Operations

                      For the Three Months Ended March 31,

                                   (Unaudited)

                                                         2002           2001
                                                         ----           ----

Revenues

   Rental income                                     $5,011,804      $4,182,218
   Finance income                                       749,912         337,203
   Gain on sale of equipment                             95,526            --
   Income from investments in
     joint ventures                                     215,410            --
   Interest income and other                             10,319          37,908
                                                     ----------      ----------

   Total revenues                                     6,082,971       4,557,329
                                                     ----------      ----------

Expenses

   Depreciation                                       3,151,511       2,742,255
   Interest                                           1,369,824       1,319,842
   Management fees - General Partner                    477,430         196,318
   Administrative expense
     reimbursements - General Partner                   225,021          78,527
   General and administrative                           152,425         143,385
   Amortization of initial direct costs                  81,036          23,934
   Minority interest expense                            101,407          40,058
                                                     ----------      ----------

   Total expenses                                     5,558,654       4,544,319
                                                     ----------      ----------

Net income                                           $  524,317      $   13,010
                                                     ==========      ==========

Net income allocable to:
   Limited partners                                  $  519,074      $   12,880
   General Partner                                        5,243             130
                                                     ----------      ----------

                                                     $  524,317      $   13,010
                                                     ==========      ==========

Weighted average number of limited
   partnership units outstanding                        750,000         239,728
                                                     ==========      ==========

Net income per weighted average
   limited partnership unit                          $     0.69      $      .05
                                                     ==========      ==========


See accompanying notes to consolidated financial statements.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

             Consolidated Statements of Changes in Partners' Equity

                    For the Three Months Ended March 31, 2002
                      and the year ended December 31, 2001

                                   (Unaudited)

                           Limited Partner Distributions

                             Return of  Investment      Limited       General
                             Capital     Income         Partners      Partner         Total
                        (Per weighted average unit)


Balance at
   December 31, 2000                                 $  18,765,497   $  (1,316)    $  18,764,181

Proceeds from issuance
   of limited partnership
   units (530,186.35 units)                             53,018,635           -        53,018,635

Sales and offering expenses                             (6,407,516)          -        (6,407,516)

Cash distributions
   to partners                   $  8.20   $  1.62      (4,932,964)    (49,845)       (4,982,809)

Net income                                                 811,908       8,201           820,109
                                                    --------------  -----------   --------------

Balance at
   December 31, 2001                                    61,255,560     (42,960)       61,212,600

Cash distributions to partners   $  2.00   $  0.69      (2,015,281)    (20,356)       (2,035,637)

Net income                                                 519,074       5,243           524,317
                                                    -------------- -----------    --------------

Balance of
March 31, 2002                                      $   59,759,353 $   (58,073)   $   59,701,280
                                                    ============== ===========    ==============







See accompanying notes to financial statements.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Cash Flows

                      For the Three Months Ended March 31,

                                   (Unaudited)


                                                             2002             2001
                                                             ----             ----

Cash flows from operating activities:
   Net income                                             $    524,317    $     13,010
                                                          ------------    ------------
   Adjustments to reconcile net income to
     net cash provided by operating activities:
       Finance income                                         (749,912)           --
       Depreciation                                          3,151,511       2,742,255
       Amortization of initial direct costs                     81,036          23,934
       Minority interest expense                               101,407          40,058
       Income from investments in joint ventures              (215,411)           --
       Gain on sale of equipment                               (95,526)           --
       Rental income paid directly to lender by lessees     (4,552,157)     (4,182,218)
       Interest expense on non-recourse financing
         paid directly by lessees                            1,333,586            --
       Other, principally amortization of rental income       (828,551)           --
       Changes in operating assets and liabilities:
         Non-financed receivables                              594,196       4,610,805
         Other assets                                        1,613,618        (219,144)
         Due from affiliates                                   347,025            --
         Deferred rental income                              2,083,098            --
         Security deposits and other liabilities                32,026         235,786
                                                          ------------    ------------

           Total adjustments                                 2,895,946       3,251,476
                                                          ------------    ------------

       Net cash provided by operating activities             3,420,263       3,264,486
                                                          ------------    ------------

Cash flows used in investing activities:
   Investment in operating leases                           (4,250,000)     (2,385,325)
   Investments in joint ventures                            (7,040,401)           --
   Cash held in escrow                                      13,723,196            --

   Initial direct costs                                     (2,242,352)       (648,897)
   Proceeds from the sale of equipment                         529,577            --
                                                          ------------    ------------

       Net cash used in investing activities                   720,020      (3,034,222)
                                                          ------------    ------------










See accompanying notes to financial statements.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows - Continued

                      For the Three Months Ended March 31,

                                   (Unaudited)


                                                       2002           2001
                                                       ----           ----
Cash flows from financing activities:
   Payment of note payable - line of credit        (2,500,000)     (1,332,666)
   Cash distributions to partners                  (2,035,637)       (649,933)
   Issuance of limited partnership units,
    net of offering expenses                             --        10,208,753
   Payment of non-recourse borrowings                    --        (2,971,481)
                                                 ------------    ------------

   Net cash (used in) provided by
    financing activities                           (4,535,637)      5,254,673
                                                 ------------    ------------

Net (decrease) increase in cash and
   cash equivalents                                  (395,354)      5,484,937

Cash and cash equivalents at beginning
   of the period                                    5,684,652       1,315,706
                                                 ------------    ------------

Cash and cash equivalents at end of the period      5,289,298    $  6,800,643
                                                 ============    ============










See accompanying notes to financial statements.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (continued)

Supplemental Disclosure of Cash Flow Information

     For the three months ended March 31, 2002 and 2001, non-cash activities included the following:

                                                    2002           2001
                                                    ----           ----
Principal and interest on direct finance
   receivables paid
   directly to lenders by lessees               $  1,848,817  $        -
Rental income assigned operating lease
   receivables                                     4,552,157       4,182,218
Principal and interest paid directly to
   lenders by lessees                             (6,400,974)     (4,182,218)
                                                ------------  --------------

                                                $        -    $        -
                                                ============  ==============

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

                                 March 31, 2002

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

2.   Basis of Presentation

     The financial statements of ICON Income Fund Eight B L.P. (the "Partnership") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of results for each period shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for the interim periods are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes included in the Partnership's 2001 Annual Report on Form 10-K.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

                                 March 31, 2002

3.   Related Party Transactions

     Fees and expenses paid or accrued by the Partnership to the General Partner or its affiliates directly or on behalf of joint ventures in which the Partnership has an interest for the period ended March 31, 2002 and 2001 were as follows:

                                                        2002               2001
                                                        ----               ----

Organization and offering expenses     $         -     $      322,727   Charged to equity
Underwriting commissions                         -            234,033   Charged to equity
Acquisition fees                           2,242,352          648,897   Capitalized as part of investment
                                                                          in operating leases
Acquisition fees                           1,117,901              -     Capitalized as part of
                                                                          investment in joint venture
Acquisition fees                             113,925              -     Capitalized as part of other assets
Management fees                              477,430          196,318   Charged to operations
Administrative expense reimbursements        225,021           78,527   Charged to operations
                                       -------------   --------------

                                       $   4,176,629   $    1,480,502
                                       =============   ==============


     During the period ended March 31, 2002, the Partnership paid $2,242,352 and $1,117,901 respectively, as acquisition fees with respect to its investments in ICON Aircraft 123, LLC (ICON 123) and ICON Aircraft 126, LLC (ICON 126). These amounts represent part of the Partnership's investment in acquiring a 100% interest in ICON 123, and 50% interest in ICON 126. The amounts are included under the captions investments in operating leases and investments in joint ventures, respectively.

4.   Joint Ventures

     The Partnership and affiliates formed four joint ventures discussed below for the purpose of acquiring and managing various assets.

     The two joint ventures described below are majority owned and are consolidated with the Partnership.

ICON Cheyenne LLC

     In December 2000, the Partnership and three affiliates, ICON Cash Flow Partners L.P. Six ("L.P. Six"), ICON Cash Flow Partners L.P. Seven ("L.P. Seven") and ICON Income Fund Eight A L.P. ("Fund Eight A") formed ICON Cheyenne LLC ("ICON Cheyenne") for the purpose of acquiring a portfolio of leases for an aggregate purchase price of $29,705,716, which was paid with cash of $11,401,151 and the assumption of non-recourse debt with an unaffiliated third party lender of $18,304,565. The debt is structured to be amortized from the application to the debt of rentals due under the various leases. The leases expire on various dates through September 2006. The Partnership, L.P. Seven, L.P. Six and Fund Eight A have ownership interests of 87.69%, 10.31%, 1.0% and 1.0%, respectively, in ICON Cheyenne. The Partnership's consolidated financed statements include 100% of the assets and liabilities as well as 100% of the related

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     revenues and expenses of ICON Cheyenne. The interests of L.P. Seven, L.P. Six and Fund Eight A in ICON Cheyenne have been reflected as minority interests in joint ventures on the consolidated balance sheets and minority interest expense on the consolidated statements of operations.

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

     The joint ventures described below are 50% and 49% owned by the Partnership and are accounted for under the equity method.

     ICON Aircraft 126, LLC

     In early 2002, the Partnership and ICON Income Fund Nine LLC ("Fund Nine") formed ICON Aircraft 126, LLC ("ICON 126") for the purpose of acquiring all of the outstanding shares of Delta Aircraft Leasing Limited ("D.A.L."), a Cayman Islands registered company, which owns, through an Owner Trust, an Airbus A340-313X aircraft which is on lease to Cathay Pacific through March 2006. The stock was acquired as of March 4, 2002 for a total purchase price of $4,250,000 in cash. D.A.L. owns the Airbus A340-313X aircraft subject to non-recourse debt provided by unaffiliated lenders. The lenders have a security interest in the aircraft and an assignment of the rentals under the lease. As of March 31, 2002, there was $70,276,734 outstanding under the non-recourse debt. The Partnership and Fund Nine each own a 50% interest in ICON 126. ICON 126 consolidates the financial position and operations of D.A.L. in its financial statements.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     The Partnership's original investment in ICON 126 was recorded at a cost of $3,242,901, inclusive of related acquisition fees of $1,117,901. Information as to the consolidated financial position and results of operations of ICON 126 as of and for the quarter ended March 31, 2002 is summarized below:

                                            March 31, 2002

   Assets                                  $    77,461,650
                                           ===============

   Liabilities                             $    70,968,858
                                           ===============

   Equity                                  $     6,492,792
                                           ===============

   Partnership's share of equity           $     3,246,396
                                           ===============

                                            Quarter Ended
                                            March 31, 2002

   Net income                              $         6,990
                                           ===============

   Partnership's share of net income       $         3,495
                                           ===============

     ICON SPK2023-A, LLC

     In the quarter ended March 31, 2002, the Partnership and Fund Nine, LLC formed ICON SPK 2023-A, LLC ("ICON SPK") for the purpose of acquiring a portfolio leases for an aggregate purchase price of $7,750,000. The purchase was funded with cash. The leases expires on various dates commencing April 2003 through April 2008.

     The Partnership and Fund Nine have ownership interest of 49% and 51% respectively. The Partnership accounts for the investment following the equity method. The Partnership's original investment was recorded at a cost of $3,797,500 and is adjusted for its share of earnings, losses, and distributions thereafter.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     Information as to the financial position and results of operations of ICON SPK as of and for the quarter ended March 31, 2002 is summarized below:

                                                          March 31, 2002

                  Assets                                  $     8,922,915
                                                          ===============

                  Liabilities                             $       740,436
                                                          ===============

                  Equity                                  $     8,182,479
                                                          ===============

                  Partnership's share of equity           $     4,009,415
                                                          ===============

                                                           Quarter Ended
                                                           March 31, 2002

                  Net income                              $       432,479
                                                          ===============

                  Partnership's share of net income       $       211,915
                                                          ===============

5.       Investment In Subsidiary

     In early 2002, the Partnership formed ICON Aircraft 123, LLC ("ICON 123") as a wholly owned subsidiary for the purpose of acquiring all of the outstanding shares of Alpha Aircraft Leasing Limited ("A.A.L."), a Cayman Islands registered company, which owns, through an Owner Trust, an Airbus A340-313X aircraft which is on lease to Cathay Pacific through March 2006. The stock was acquired as of March 4, 2002 for a total purchase price of $4,250,000 in cash. Alpha owns the Airbus A340-313X aircraft subject to non-recourse debt provided by unaffiliated lenders. The lenders have a security interest in the aircraft and an assignment of the rentals under the lease. The fair value of the aircraft was approximately $75 million at the date of acquisition and the fair value of the debt was approximately $70.5 million at such date. ICON 123 consolidates the financial position and operations of A.A.L. in its financial statements.

     The  assets  and  liabilities  of  ICON  123  are  consolidated   with  the
Partnership.

6.       Contingencies

     Limited partners who purchased units after June 7, 2001 and before August 18, 2001 have the right to require the Partnership to repurchase his or her units within the one-year period following such purchase since certain information contained in the prospectus used during this period was not as current as required by the rules of the Securities and Exchange Commission. The repurchase price would be equal to the offering price per unit less any distributions received with respect to such units. 142,049.4793 units were sold during this period resulting in gross offering proceeds of $14,204,947.93 which units comprise 18.94% of all units that the Partnership sold. If a substantial number of these limited partners choose to have their units repurchased and the Partnership's available cash were less than the amount needed to repurchase the units, the Partnership would have to sell equipment or borrow in order to fund these repurchases. If the Partnership were not able to resell the repurchased units, the Partnerships investments may be less diversified than they would have been if the maximum offering were raised. There were no unit repurchase transactions through May 2002.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                                 March 31, 2002

Item 2: General Partner's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three Months Ended March 31, 2002 and 2001

     During the three months ended March 31, 2002, the Partnership invested $3,520,201 (inclusive of acquisition fees) in joint venture ICON 126, invested
$6,492,353 (inclusive of acquisition fees) in ICON 123 and $3,797,500 in joint venture ICON-SPK. The investments are discussed in details under Notes 4 and 5 respectively.

     During the first quarter 2002, the Partnership sold equipment from the Cheyenne portfolio for total proceeds of $529,577 which resulted in a gain of $95,526.

     Revenues for the three months ended March 31, 2002 ("2002 Quarter") were $6,082,971 representing an increase of $1,525,642 over the three months ended March 31, 2001 ("2001 Quarter"). The increase in revenue resulted from continued purchase of equipment subject to lease since March 31, 2001. Increases in rental income of $829,586, finance income of $412,709, income from investment in joint venture of $215,411, and gain on sale of equipment of $95,566, were partially off-set by a decrease in interest income and other of $27,589.

     Expenses for the three months ended March 31, 2002 were $5,558,654 representing an increase of $1,014,335 over the 2001 period. The increase in expenses resulted from the increase in the size of the Partnership's lease portfolio, an increase in the Partnership's borrowing levels and overall growth in size of the operations of the Partnership from one year ago and is consistent with the Partnership's level of operations.

     Depreciation expense increased by $409,256, due to the additional investments in operating leases made subsequent to March 31, 2001. Management fees-General partner increased by $281,112 and administrative expense reimbursements-general partner increased by $146,494 in the three months ended March 31, 2002 as compared to the prior year quarter. The increase in management fees was consistent with increases in rentals (including operating leases, finances leases and through joint ventures) on which such fees are based. The increase in administrative expense reimbursement - General Partner consistent was with the increase in operating activities of the Partnership. Minority interest expense increased by $61,349, amortization of initial direct costs increased by $57,102, interest expense increased by $49,982 and general and administrative expenses increased by $9,040 in the 2002 Quarter as compared to the 2001 Quarter.

     Net income for the three months ended March 31, 2002 and 2001 was $524,317 and $13,010, respectively. The net income per weighted average limited Partnership unit outstanding was $0.69 and $0.05 for the 2002 and 2001 periods, respectively.

Liquidity and Capital Resources

     The Partnership's primary source of funds for the three months ended March 31, 2002 was cash provided by operating activities of $3,420,263. The most significant component of this amount was a semi annual in advance rental payment of $2,306,220 received in March 2002 which was included as deferred rental income on the consolidated balance sheet as of March 31, 2002.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                                 March 31, 2002

     Cash held in escrow of $13,723,196 at December 31, 2001 plus funds generated in 2002 were utilized for investments in leases and joint ventures, with related costs aggregating $13,646,678, (including initial direct costs (acquisition fees) of $113,925 included in other assets) repayment of amounts outstanding under a line of credit of $2,500,000, and to make cash distributions to partners of $2,035,637. As cash is realized from operations and additional borrowings, the Partnership will continue to invest in equipment leases and financings where it deems it to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations.

     As of March 31, 2002 there were no known trends or demands, commitments, events or uncertainties, which are likely to have any material effect on liquidity.

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

     The Partnership borrows funds under a floating rate line of credit and is therefore exposed to interest rate risk until the floating rate line of credit is repaid. The Partnership's had no borrowings outstanding under the floating rate line of credit as of March 31, 2002.

     Kmart, Inc., with whom the Partnership has five leases, filed for bankruptcy in January 2002. The Partnership's finance leases with Kmart were acquired during 2001 for prices aggregating $18,234,262, comprised of a cash investment of $681,720 and the assumption of $17,552,542 of non-recourse debt. Through May 1, 2002, Kmart has made all scheduled rental payments. The bankruptcy court has not ruled on the affirmation of the leases as of the date of this report.

                          ICON Income Fund Eight B L.P.
                         (A Delaware Limited Partnership


PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K

     No reports on Form 8-K were filed by the Partnership during the quarter ended March 31, 2002.

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

                               ICON Income Fund Eight B L.P.
                               File No. 333-37504(Registrant)
                               By its General Partner,
                               ICON Capital Corp.





       May 15 2002            /s/ Thomas W. Martin
-----------------------       -------------------------------------------------
           Date               Thomas W. Martin
                              Executive Vice President
                             (Principal financial and accounting officer of the
                              General Partner of the Registrant)