Form 10-Q
period 2002-06-30
ICON INCOME FUND EIGHT B LP
filed 2002-08-14
CIK 1121716

UNITED STATES
                                         SECURITIES AND EXCHANGE COMMISSION
                                               Washington, D.C.  20549


                                                      FORM 10-Q


[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended                         June 30, 2002
                     -----------------------------------------------------------

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

                           Consolidated Balance Sheets

                                   (unaudited)

                                                   June 30,       December 31,
                                                    2002              2001
                                                    ----              ----
         Assets

Cash and cash equivalents                       $  11,270,106    $   5,684,652
                                                -------------    -------------

Investments in finance leases
   Minimum rents receivable                        28,646,135       32,769,190
   Estimated unguaranteed residual values           2,711,893        2,711,893
   Initial direct costs                               594,789          746,106
   Unearned income                                 (5,110,403)      (6,568,703)
                                                -------------    -------------
                                                   26,842,414       29,658,486
                                                -------------    -------------

Investments in operating leases
   Equipment, at cost                             170,077,248       95,156,568
   Accumulated depreciation and amortization      (17,573,182)     (11,456,484)
                                                -------------    -------------
                                                  152,504,066       83,700,084
                                                -------------    -------------

Investments in unconsolidated joint ventures        6,880,139             -
Due from affiliates                                      --          3,730,884
Investment in unguaranteed residual                 2,406,128        2,406,128
Investment in option                                2,100,000        2,100,000
Other assets                                          757,876        2,915,266
Cash held in escrow                                   431,500       13,723,196
                                                -------------    -------------
Total assets                                    $ 203,192,229    $ 143,918,696
                                                =============    =============

   Liabilities and Partners' Equity

Notes payable, non-recourse                     $ 141,219,113    $  76,852,204
Note payable - recourse                               400,000        2,900,000
Due to affiliates                                      69,161
                                                                          -
Deferred rental income                              1,203,404
                                                                          -
Security deposits and other                         1,387,751        1,269,603
Minority interests in joint ventures                1,570,426        1,684,289
                                                -------------    -------------
                                                  145,849,855       82,706,096
                                                -------------    -------------

Partners' equity (deficit)
   General Partner                                    (81,534)         (42,960)
   Limited Partners (749,836.07 and 750,000
    units outstanding, $100 per unit original
    issue price)                                   57,423,908       61,255,560
                                                -------------    -------------
   Total partners' equity                          57,342,374       61,212,600
                                                -------------    -------------

Total liabilities and partners' equity          $ 203,192,229    $ 143,918,696
                                                =============    =============


See accompanying notes to financial statements.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Operations

                                   (unaudited)

                                                            For the Three Months               For the Six Months
                                                               Ended June 30,                    Ended June 30,
                                                           2002             2001              2002            2001
                                                           ----             ----              ----            ----

Revenues
   Rental income                                     $   5,806,411     $   4,472,622    $  10,818,215     $   8,654,840
   Finance income                                          708,388           608,123        1,458,300           945,326
   Gain on sale of equipment                               146,058                 -          241,584
            -
   (Loss) income from investments in
      joint ventures                                        47,397                 -          262,807
            -
   Interest income and other                                17,348            15,595           27,667            53,503
                                                     -------------     -------------    -------------     -------------

   Total revenues                                        6,725,602         5,096,340       12,808,573         9,653,669
                                                     -------------     -------------    -------------     -------------

Expenses

   Depreciation                                          3,825,406         2,978,153        6,976,917         5,720,408
   Interest                                              2,018,568         1,300,269        3,388,392         2,620,111
   Management fees - General Partner                       657,244           369,339        1,134,674           565,657
   Administrative expense
     reimbursements - General Partner                      278,657           154,206          503,678           232,733
   General and administrative                              146,612            33,575          299,037           176,960
   Amortization of initial direct costs                     70,281            50,704          151,317            74,638
   Minority interest expense                                39,122            46,577          140,529            86,635
                                                     -------------     -------------    -------------     -------------

   Total expenses                                        7,035,890         4,932,823       12,594,544         9,477,142
                                                     -------------     -------------    -------------     -------------

Net (loss) income                                    $    (310,288)    $     163,517    $     214,029     $     176,527
                                                     =============     =============    =============     =============

Net (loss) income allocable to:
   Limited partners                                  $    (307,185)    $     161,882    $     211,889     $     174,762
   General Partner                                          (3,103)            1,635            2,140             1,765
                                                     -------------     -------------    -------------     -------------

                                                     $    (310,288)    $     163,517    $     214,029     $     176,527
                                                     =============     =============    =============     =============

Weighted average number of limited
   partnership units outstanding                           749,877           360,458          749,565           299,982
                                                     =============     =============    =============     =============

Net (loss) income per weighted average
   limited partnership unit                          $       (0.41)    $         .45    $        0.28     $         .58
                                                     =============     =============    =============     =============


See accompanying notes to consolidated financial statements.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

             Consolidated Statements of Changes in Partners' Equity

                     For the Six Months Ended June 30, 2002
                      and the Year Ended December 31, 2001

                                   (unaudited)

                                   Limited Partner Distributions

                                      Return of    Investment       Limited       General
                                       Capital       Income         Partners      Partner          Total
                                    (Per weighted average unit)


Balance at
   December 31, 2000                                             $  18,765,497  $     (1,316)    $  18,764,181

Proceeds from issuance
   of limited partnership
   units (530,186.35 units)                                         53,018,635               -
53,018,635

Sales and offering expenses                                         (6,407,516)             -
(6,407,516)

Cash distributions
   to partners                        $  8.20       $  1.62         (4,932,964)      (49,845)       (4,982,809)

Net income                                                             811,908         8,201           820,109
                                                                 -------------  ------------     -------------

Balance at
   December 31, 2001                                                61,255,560       (42,960)       61,212,600

Redeemed (163.934 units)                                               (12,867)              -
(12,867)
Cash distributions to partners        $  5.10       $  0.28         (4,030,674)      (40,714)
(4,071,388)

Net income                                                             211,889         2,140           214,029
                                                                 -------------   -----------     -------------

Balance of
June 30, 2002                                                    $  57,423,908   $   (81,534)    $  57,342,374
                                                                 =============   ===========     =============







See accompanying notes to financial statements.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Cash Flows

                        For the Six Months Ended June 30,

                                   (unaudited)


                                                                  2002             2001
                                                                  ----             ----
Cash flows from operating activities:
   Net income                                                $     214,029     $     176,527
                                                             -------------     -------------
   Adjustments to reconcile net income to
     net cash provided by operating activities:
       Finance income paid directly to lenders                    (707,098)         (152,148)
       Depreciation                                              6,976,917         5,720,408
       Amortization of initial direct costs                        151,317            74,638
       Minority interest expense                                   140,529            86,635
       Income from investments in joint ventures                  (262,807)
            -
       Gain on sale of equipment                                  (241,584)
            -
       Rental income paid directly to lender
        by lessees                                              (9,988,471)       (8,146,820)
       Interest expense on non-recourse financing
         paid directly by lessees                                3,227,443         1,882,096
       Changes in operating assets and liabilities:
         Collection of principal, non-financed
          receivables                                              737,601         1,071,662
         Other assets                                            2,157,390        (1,154,251)
         Due from affiliates                                     3,730,884
            -
         Deferred rental income                                  1,203,404         1,433,251
         Security deposits and other liabilities                   118,148           637,160
         Due to affiliates                                          69,161              -
                                                             -------------     -------------

           Total adjustments                                     7,312,834         1,452,631
                                                             -------------     -------------

       Net cash provided by operating activities                 7,526,863         1,629,158
                                                             -------------     -------------

Cash flows used in investing activities:
   Receipt of cash held in escrow                               13,291,696              -
   Proceeds from the sale of equipment                           1,108,666              -
   Distribution received from unconsolidated
    joint venture                                                  536,993              -
   Investments in joint ventures                                (7,154,326)             -
   Investment in operating leases                               (4,250,000)      (10,727,951)
   Investment in unguaranteed residuals                                  -        (1,539,702)
   Initial direct costs                                         (2,242,352)         (997,951)
   Distribution to minority interest in
    joint venture                                                 (254,392)             -
                                                             -------------     -------------

    Net cash provided by (used in) investing activities          1,036,285       (13,265,604)
                                                             -------------     -------------





See accompanying notes to financial statements.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

               Consolidated Statements of Cash Flows - (continued)

                        For the Six Months Ended June 30,

                                   (unaudited)


                                                       2002             2001
                                                       ----             ----
Cash flows from financing activities:
   Payment of recourse borrowings                  (2,500,000)     (6,500,000)
   Cash distributions to partners                  (4,071,387)     (1,630,198)
   Issuance of limited partnership units,
    net of offering expenses                             --        24,117,852
   Payment of non-recourse borrowings                    --        (1,348,581)
   Proceeds from non-recourse borrowings            3,593,693
                                                                 ------------

    Net cash (used in) provided by
     financing activities                          (2,977,694)     14,639,073
                                                 ------------    ------------

Net increase in cash and cash equivalents           5,585,454       3,002,627

Cash and cash equivalents at beginning
  of the period                                     5,684,652       1,315,706
                                                 ------------    ------------

Cash and cash equivalents at end of the period   $ 11,270,106    $  4,318,333
                                                 ============    ============













See accompanying notes to financial statements.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (continued)

Supplemental Disclosure of Cash Flow Information

     For the six months ended June 30, 2002 and 2001, non-cash activities included the following:

                                               2002           2001
                                               ----           ----
Principal and interest on direct finance
 receivables paid directly to lenders
 by lessees                               $  2,960,814    $       --
Rental income assigned operating
 lease receivables                           9,988,471       8,146,820
Principal and interest paid directly to
 lenders by lessees                        (12,949,285)     (8,146,820)
                                          ------------    ------------

                                          $       -       $       -
                                          ============    ============

Fair value of equipment
   purchased for debt                     $ 70,495,058    $ 22,537,075
Non-recourse notes payable
   assumed in purchase price               (70,495,058)    (22,537,075)
                                          ------------    ------------

                                          $       -       $       -
                                          ============    ============

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

                                  June 30, 2002

                                   (Unaudited)

1.   Organization

     ICON Income Fund Eight B L.P. (the "Partnership") was formed on February 7, 2000 as a Delaware limited partnership with an initial capitalization of $2,000. It was primarily formed to acquire various types of equipment subject to lease with third parties. The Partnership's maximum offering was $75,000,000. The Partnership commenced business operations on its initial closing date, June 14, 2000, with the admission of limited partners representing 15,815.51 limited partnership units at the offering price of $100 per unit aggregating $1,581,551 of capital contributions. As of October 17, 2001 (the final closing date), 734,184.49 additional units had been admitted into the Partnership with aggregate gross proceeds of $73,418,449 bringing the total admission to 750,000 units totaling $75,000,000 in capital contributions. During the six months ended June 30, 2002, 163.934 units were redeemed for $12,867. Total outstanding units at June 30, 2002 was 749,836.067.

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

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

                                  June 30, 2002

3.   Related Party Transactions

     Fees and expenses paid or accrued by the Partnership to the General Partner or its affiliates directly or on behalf of joint ventures in which the Partnership has an interest for the period ended June 30, 2002 and 2001 were as follows:

                                    2002            2001
                                    ----            ----

  Organization and offering
   expenses                    $       -        $   720,129   Charged to equity
  Underwriting commissions             -            551,955   Charged to equity
  Acquisition fees                 2,242,352      1,934,157   Capitalized as part of investment
                                                               in operating leases
  Acquisition fees                 1,231,826             -    Capitalized as part of
                                                               investment in joint venture
  Management fees                  1,134,674        565,657   Charged to operations
  Administrative expense
   reimbursements                    503,678        232,733   Charged to operations
                               -------------   ------------

                               $   5,112,530   $  4,004,631
                               =============   ============

     During the period ended June 30, 2002, the Partnership paid $2,242,352 and $1,117,901 respectively, as acquisition fees with respect to its investments in ICON Aircraft 123, LLC (ICON 123) and ICON Aircraft 126, LLC (ICON 126). These amounts represent part of the Partnership's investment in acquiring a 100% interest in ICON 123, and a 50% interest in ICON 126. The amounts are included under the captions investments in operating leases and investments in joint ventures, respectively. During the second quarter 2002, the Partnership reclassified $113,925 of acquisition fees from Other assets to Investments in unconsolidated joint ventures, as it represented an additional investment in the joint venture "ICON SPK".

4.   Consolidated Ventures and Investments in Unconsolidated Joint Ventures

     The Partnership and affiliates formed four ventures discussed below for the purpose of acquiring and managing various assets.

Consolidated Ventures

     The two ventures described below are majority owned and are consolidated with the Partnership.

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

Investments in Unconsolidated Joint Ventures

     The two joint ventures described below are 50% and 49% owned by the Partnership and are accounted for under the equity method.

     ICON Aircraft 126, LLC

     In early 2002, the Partnership and ICON Income Fund Nine LLC ("Fund Nine") formed ICON Aircraft 126, LLC ("ICON 126") for the purpose of acquiring all of the outstanding shares of Delta Aircraft Leasing Limited ("D.A.L."), a Cayman Islands registered company, which owns, through an Owner Trust, an Airbus A340-313X aircraft which is on lease to Cathay Pacific through March 2006. The stock was acquired as of March 4, 2002 for a total purchase price of $4,250,000 in cash. The aircraft owned by D.A.L. is subject to non-recourse debt provided by unaffiliated lenders. The lenders have a security interest in the aircraft and an assignment of the rentals under the lease. As of June 30, 2002, there was $69,311,550 of debt outstanding under the non-recourse loan. The Partnership and Fund Nine each own a 50% interest in ICON 126. ICON 126 consolidates the financial position and results of operations of D.A.L. in its financial statements.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     The Partnership's original investment in ICON 126 was recorded at a cost of $3,242,901, inclusive of related acquisition fees of $1,117,901. Information as to the consolidated financial position and results of operations of ICON 126 as of and for the quarter ended June 30, 2002 is summarized below:

                                           June 30, 2002

  Assets                                  $    76,402,520
                                          ===============

  Liabilities                             $    69,832,701
                                          ===============

  Equity                                  $     6,569,819
                                          ===============

  Partnership's share of equity           $     3,284,910
                                          ===============

                                         Six Months Ended
                                           June 30, 2002

  Net income                              $        84,017
                                          ===============

  Partnership's share of net income       $        42,009
                                          ===============


     ICON SPK 2023-A, LLC

     In the quarter ended March 31, 2002, the Partnership and Fund Nine formed ICON SPK 2023-A, LLC ("ICON SPK") for the purpose of acquiring a portfolio leases for an aggregate purchase price of $7,750,000. The purchase was funded with cash. The leases expires on various dates commencing April 2003 through April 2008.

     The Partnership and Fund Nine have ownership interest of 49% and 51% respectively. The Partnership accounts for the investment following the equity method. The Partnership's original investment was recorded at a cost of $3,797,500 and is adjusted for its share of earnings, losses, and distributions thereafter.

     During the quarter ended June 30, 2002, the Partnership reclassified $113,925 paid on behalf of the joint venture to the Manager of the joint venture as additional investment in the joint venture.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     Information as to the financial position and results of operations of ICON SPK as of and for the quarter ended June 30, 2002 is summarized below:

                                                           June 30, 2002

                  Assets                                  $     7,843,990
                                                          ===============

                  Liabilities                             $       506,787
                                                          ===============

                  Equity                                  $     7,337,203
                                                          ===============

                  Partnership's share of equity           $     3,595,229
                                                          ===============

                                                         Six Months Ended
                                                          June 30, 2002

                  Net income                              $       450,608
                                                          ===============

                  Partnership's share of net income       $       220,798
                                                          ===============

                  Distributions                           $     1,095,904
                                                          ===============

                  Partnership's share of distributions    $       536,993
                                                          ===============


5.   Cash Held In Escrow

     At June 30, 2002, the Partnership had $431,500 held in escrow by an unaffiliated third party for investment in a joint venture expected to be consummated in third quarter 2002. Upon consummation, the Partnership will assume a 5% interest in the joint venture, while Fund Nine will assume a 95% interest. The Partnership will then account for the investment following the equity method.

6.   Investment In Subsidiary

     In early 2002, the Partnership formed ICON Aircraft 123, LLC ("ICON 123") as a wholly owned subsidiary for the purpose of acquiring all of the outstanding shares of Alpha Aircraft Leasing Limited ("A.A.L."), a Cayman Islands registered company, which owns, through an Owner Trust, an Airbus A340-313X aircraft which is on lease to Cathay Pacific through March 2006. The stock was acquired in the first quarter of 2002 for $4,250,000 in cash. The aircraft owned by Alpha is subject to non-recourse debt provided by unaffiliated lenders. The lenders have a security interest in the aircraft and an assignment of the rentals under the lease. The fair value of the aircraft was approximately $75 million at the date of acquisition and the principal balance of the debt was approximately $70.5 million at such date. ICON 123 consolidates the financial position and results of operations of A.A.L. in its financial statements. The assets and liabilities of ICON 123 are consolidated in the Partnership financial statements.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

7.   New Financing

     On May 4, 2002, the Partnership borrowed $3,593,693 under a non-recourse note using the present value of the remaining rentals due under an aircraft lease as security. As of June 30, 2002, the outstanding balance of such note was $3,551,957.

     During the quarter ended June 30, 2002, the Partnership entered into a $17,500,000 joint line of credit agreement shared with Fund Eight A and L.P. Seven, with Comerica Bank as lender. Under the terms of the agreement, the Partnership may borrow at a rate equal to the Comerica Bank base rate plus 1% (5.75% at June 30, 2002) and all borrowings are to be collateralized by the present values of rents receivable and residuals. The expiration date of this line of credit is May 31, 2003. As of June 30, 2002, there were no borrowings by the Partnership under the line.

8.   Contingencies

     Limited partners who purchased units after June 7, 2001 and before August 18, 2001 have the right to require the Partnership to repurchase his or her units within the one-year period following such purchase since certain information contained in the prospectus used during this period was not as current as required by the rules of the Securities and Exchange Commission. The repurchase price would be equal to the offering price per unit less any distributions received with respect to such units. 142,049.4793 units were sold during this period resulting in gross offering proceeds of $14,204,947.93 which units comprise 18.94% of all units that the Partnership sold. If a substantial number of these limited partners choose to have their units repurchased and the Partnership's available cash were less than the amount needed to repurchase the units, the Partnership would have to sell equipment or borrow in order to fund these repurchases. If the Partnership were not able to resell the repurchased units, the Partnerships investments may be less diversified than they would have been if the maximum offering were raised. There were no unit repurchase transactions as a result of this repurchase offer through August 14, 2002.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                                  June 30, 2002

Item 2: General Partner's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three Months Ended June 30, 2002 and 2001

     Revenues for the three months ended June 30, 2002 were $6,725,602 representing an increase of $1,629,262 over the three months ended June 30, 2001. The increase in revenue resulted from continued purchase of equipment subject to lease. Increases were comprised of increases in rental income of $1,333,789, finance income of $100,265, gain on sale of equipment of $146,058, and $47,397 from investment in joint venture. During the second quarter 2002, the Partnership sold equipment from the Cheyenne portfolio for total proceeds of $579,089 which resulted in a gain of $146,058.

     Expenses for the three months ended June 30, 2002 were $7,035,890 representing an increase of $2,103,067 over the 2001 period. The increase in expenses resulted from the increase in the size of the Partnership's lease portfolio, an increase in the Partnership's borrowing levels and overall growth in size of the operations of the Partnership from one year ago and is consistent with the Partnership's level of operations.

     Depreciation   expense  increased  by  $847,253,   due  to  the  additional
investments in operating leases made subsequent to June 30, 2001. Interest expense increased by $718,299, due to an increase in the Partnership's borrowing levels. Management fees - General Partner increased by $287,905 and administrative expense reimbursements-general partner increased by $124,451. The increase in management fees was consistent with increases in rentals (including operating leases, finance leases and through joint ventures) on which such fees are based. The increase in administrative expense reimbursement - General Partner was consistent with the increase in operating activities of the Partnership. General and administrative expenses increased by $113,037 and amortization of initial direct cost of increased by $19,577. These increases were partially off-set by a decrease in minority interest expense of $7,455. Minority interest expense decreased due to the reduction of the lease portfolio size of ICON Cheyenne.

     Net (loss) income for the three months ended June 30, 2002 and 2001 was $(310,288) and $163,517, respectively. The net income per weighted average limited Partnership unit outstanding was $(0.41) and $0.45 for the 2002 and 2001 periods, respectively.

Results of Operations for the Six Months Ended June 30, 2002 and 2001

     Revenues for the six months ended June 30, 2002 were $12,808,573 representing an increase of $3,154,904 over the six months ended June 30, 2001. The increase in revenue resulted from continued purchase of equipment subject to lease. Increases in rental income of $2,163,375, finance income of $512,974, income from investment in joint venture of $262,807, and gain on sale of equipment of $241,584, were partially off-set by a decrease in interest income and other of $25,836. During the six months ended June 30, 2002, the Partnership sold equipment from the Cheyenne portfolio for total proceeds of $1,108,666 which resulted in a gain of $241,584.

     Expenses for the six months ended June 30, 2002 were $12,594,544 representing an increase of $3,117,402 over the 2001 period. The increase in expenses resulted from the increase in the size of the Partnership's lease portfolio, an increase in the Partnership's borrowing levels and overall growth in size of the operations of the Partnership from one year ago and is consistent with the Partnership's level of operations.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                                  June 30, 2002

     Depreciation expense increased by $1,256,509, due to the additional investments in operating leases made subsequent to June 30, 2001. Management fees - General partner increased by $569,017 and administrative expense reimbursements - general partner increased by $270,945 in the six months ended June 30, 2002 as compared to the prior year quarter. The increase in management fees was consistent with increases in rentals (including operating leases, finances leases and through joint ventures) on which such fees are based. The increase in administrative expense reimbursements - General Partner was consistent with the increase in operating activities of the Partnership. Minority interest expense increased by $53,894, amortization of initial direct costs increased by $76,679, interest expense increased by $768,281 and general and administrative expenses increased by $122,077 in the six months as compared to 2001.

     Net income for the six months ended June 30, 2002 and 2001 was $214,029 and $176,527, respectively. The net income per weighted average limited Partnership unit outstanding was $0.28 and $0.58 for the 2002 and 2001 periods, respectively.

Liquidity and Capital Resources

     The Partnership's primary source of funds for the six months ended June 30, 2002 was cash provided by operating activities of $7,526,863 and a return of $13,291,696 from cash in escrow, as well as the collection of sales proceeds due from L.P. Seven of $3,644,701from the sale of an interest in a joint venture in December 2001 and proceeds from non-recourse borrowings of $3,593,693.

     Such funds were utilized for investments in leases and joint ventures, with related costs aggregating $13,646,678, (including initial direct costs (acquisition fees) of $2,242,352), repayment of amounts outstanding under a line of credit of $2,500,000, cash to make cash distributions to partners of $4,071,387. As cash is realized from operations and with proceeds from additional borrowings, the Partnership will continue to invest in equipment leases and financings where it deems it to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations.

     During the second quarter of 2002, the Partnership entered into a new $17,500,000 joint line of credit agreement, shared with Fund Eight A and L.P. Seven. Under the new line, the Partnership may borrow at a rate equal to the Comerica Bank base rate plus 1% (5.75% at June 30, 2002), with borrowings collateralized by the present values of rents receivable and residuals. The line expires May 31, 2003. As of June 30, 2002, no amounts were borrowed by the Partnership under the line.

     As of June 30, 2002 there were no known trends or demands, commitments, events or uncertainties, which are likely to have any material effect on liquidity.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                                  June 30, 2002

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

     The Partnership may borrow funds under a floating rate line of credit and therefore may be exposed to interest rate risk until the floating rate line of credit is repaid. The Partnership had no borrowings outstanding under the floating rate line of credit as of June 30, 2002.

     Kmart, Inc., with whom the Partnership has five leases, filed for bankruptcy in January 2002. The Partnership's finance leases with Kmart were acquired during 2001 for prices aggregating $18,234,262, comprised of a cash investment of $681,720 and the assumption of $17,552,542 of non-recourse debt. Through August 1, 2002, Kmart has made all scheduled rental payments. The bankruptcy court has not ruled on the affirmation of the Partnership's leases as of the date of this report.

                          ICON Income Fund Eight B L.P.
                         (A Delaware Limited Partnership


PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed by the Partnership during the quarter ended June 30, 2002.

Exhibits

99.1 Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C.ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of Executive Vice President and Principal Financial and Accounting Officer pursuant to 18 U.S.C.ss.1350, as adopted pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002.

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

                              ICON Income Fund Eight B L.P.
                              File No. 333-37504(Registrant)
                              By its General Partner,
                              ICON Capital Corp.





    August 14, 2002           /s/ Thomas W. Martin
------------------------      --------------------------------------------------
       Date                   Thomas W. Martin
                              Executive Vice President
                              (Principal financial and accounting officer of the
                              General Partner of the Registrant)

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                                  June 30, 2002

EXHIBIT 99-1

     I, Beaufort J.B. Clarke, Chairman and Chief Executive Officer of ICON Capital Corp, the sole General Partner of ICON Income Fund Eight B L.P., certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Quarterly Report on Form 10-Q for the period ended June 30, 2002 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and

(2) information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of ICON Income Fund Eight B L.P..

Dated:  August 14, 2002




                /s/ Beaufort J.B. Clarke
                ------------------------------------------------------
                Beaufort J.B. Clarke
                Chairman and Chief Executive Officer
                ICON Capital Corp.
                sole General Partner of ICON Income Fund Eight B L.P.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                                  June 30, 2002


EXHIBIT 99-2


     I, Thomas W. Martin, Executive Vice President (Principal Financial and Accounting Officer) of ICON Capital Corp, the sole General Partner of ICON Income Fund Eight B L.P., certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Quarterly Report on Form 10-Q for the period ended June 30, 2002 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and

(2) information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of ICON Income Fund Eight B L.P..

Dated:  August 14, 2002




           /s/ Thomas W. Martin
           -------------------------------------------------------
           Thomas W. Martin
           Executive Vice President (Principal
           Financial and Accounting Officer)
           ICON Capital Corp.
           sole General Partner of ICON Income Fund Eight B L.P.