Form 10-Q
period 2002-09-30
ICON INCOME FUND EIGHT B LP
filed 2002-11-15
CIK 1121716

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

For the period ended                      September 30, 2002
                     -----------------------------------------------------------

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

                           Consolidated Balance Sheets

                                   (Unaudited)

                                                 September 30,     December 31,
                                                     2002             2001
                                                     ----             ----
         Assets
         ------
Cash                                            $  10,852,104     $   5,684,652
                                                -------------     -------------

Investment in finance leases
 Minimum rents receivable                          26,354,195        32,769,190
 Estimated unguaranteed residual values             2,711,893         2,711,893
 Initial direct costs                                 524,379           746,106
 Unearned income                                   (4,445,326)       (6,568,703)
                                                -------------     -------------
                                                   25,145,141        29,658,486
                                                -------------     -------------

Investment in operating leases
 Equipment, at cost                               168,367,834        95,156,568
 Accumulated depreciation                         (20,435,151)      (11,456,484)
                                                -------------     -------------
                                                  147,932,683        83,700,084
                                                -------------     -------------

Investment in joint ventures                        6,999,601              -
Due from affiliates                                    78,144         3,730,884
Investments in unguaranteed
 residual values                                    2,342,589         2,406,128
Investment in option                            `   2,100,000         2,100,000
Other assets                                        1,208,574         2,915,266
Cash held in escrow                                      -           13,723,196
                                                -------------     -------------

Total assets                                    $ 196,658,836     $ 143,918,696
                                                =============     =============

    Liabilities and Partners' Equity
    --------------------------------

Notes payable - non-recourse                    $ 137,375,873     $  76,852,204
Note payable - recourse                               400,000         2,900,000
Due to affiliates                                     466,654              -
Deferred rental income                                835,884              -
Security deposits and other liabilities             1,027,618         1,269,603
Minority interests in joint ventures                1,494,667         1,684,289
                                                -------------     -------------
                                                  141,600,696        82,706,096
                                                -------------     -------------

Partners' equity
 General Partner                                     (103,354)          (42,960)
 Limited Partners (748,474.09 and 750,000
  units outstanding, $100 per unit original
  issue price)                                     55,161,494        61,255,560
                                                -------------     -------------
   Total partners' equity                          55,058,140        61,212,600
                                                -------------     -------------

Total liabilities and partners' equity          $ 196,658,836     $ 143,918,696
                                                =============     =============


See accompanying notes to financial statements.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                      Consolidated Statement of Operations

                                   (Unaudited)

                                                           For the Three Months              For the Nine Months
                                                           Ended September 30,               Ended September 30,
                                                            2002          2001                2002          2001
                                                            ----          ----                ----          ----

Revenues

 Rental income                                      $    5,634,449     $   4,504,568    $  16,452,664     $  13,159,408
 Finance income                                            665,077           675,440        2,123,377         1,620,766
 Gain on sale of equipment                                 166,306            46,608          407,890            46,608
 Income from investment in
  joint venture                                             48,190             8,629          310,997             8,629
 Interest income and other                                  13,821            59,567           41,488           113,070
                                                     -------------     -------------    -------------     -------------

   Total revenues                                        6,527,843         5,294,812       19,336,416        14,948,481
                                                     -------------     -------------    -------------     -------------

Expenses

 Depreciation                                            3,686,757         3,133,942       10,663,674         8,854,350
 Interest                                                1,988,314         1,396,592        5,376,706         4,016,703
 Management fees - General Partner                         532,732           380,673        1,667,406           946,330
 Administrative expense
  reimbursements - General Partner                         244,209           169,180          747,887           401,913
 General and administrative                                115,022           104,924          414,059           281,884
 Amortization of initial direct costs                       70,410            64,443          221,727           139,081
 Minority interest expense                                  36,852            39,309          177,381           125,944
                                                     -------------     -------------    -------------     -------------

 Total expenses                                          6,674,296         5,289,063       19,268,840        14,766,205
                                                     -------------     -------------    -------------     -------------

Net (loss) income                                    $    (146,453)    $       5,749    $      67,576     $     182,276
                                                     =============     =============    =============     =============

Net (loss) income allocable to:
 Limited partners                                    $    (144,988)    $       5,692    $      66,900     $     180,453
 General Partner                                            (1,465)               57              676             1,823
                                                     -------------     -------------    -------------     -------------

                                                     $    (146,453)    $       5,749    $      67,576     $     182,276
                                                     =============     =============    =============     =============
Weighted average number of limited
 partnership units outstanding                             749,496           526,730          749,765           375,564
                                                     =============     =============    =============     =============

Net (loss) income per weighted average
 limited partnership unit                            $       (0.19)    $         .01    $        0.09     $         .48
                                                     =============     =============    =============     =============



See accompanying notes to consolidated financial statements.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                    Statement of Changes in Partners' Equity

                  For the Nine Months Ended September 30, 2002
                      and the Year Ended December 31, 2001

                                   (Unaudited)

                                   Limited Partner Distributions
                                   -----------------------------

                                      Return of    Investment          Limited         General
                                       Capital       Income            Partners        Partner           Total
                                       -------       ------            --------        -------           -----
                                    (Per weighted average unit)

Balance at
 December 31, 2000                                               $   18,765,497  $     (1,316)    $   18,764,181

Proceeds from issuance
 of limited partnership
 units (530,186.35 units)                                            53,018,635          -            53,018,635

Sales and offering expenses                                          (6,407,516)         -            (6,407,516)

Cash distributions
 to partners                          $  8.20       $  1.62          (4,932,964)      (49,845)        (4,982,809)

Net income                                                              811,908         8,201            820,109
                                                                 --------------  ------------     --------------

Balance at
 December 31, 2001                                                   61,255,560       (42,960)        61,212,600

Redeemed (1,525.91 units)                                              (115,103)         -             (115,103)

Cash distributions to partners        $  7.97       $  0.09          (6,045,863)      (61,070)        (6,106,933)

Net income                                                               66,900           676             67,576
                                                                 --------------   -----------     --------------

Balance at
 September 30, 2002                                              $   55,161,494   $  (103,354)    $   55,058,140
                                                                 ==============   ===========     ==============



See accompanying notes to financial statements.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                             Statement of Cash Flows

                     For the Nine Months Ended September 30,

                                   (Unaudited)


                                                   2002             2001
                                                   ----             ----

Cash flows from operating activities:
 Net income                                    $     67,576    $    182,276
                                               ------------    ------------
 Adjustments to reconcile net income to
  net cash provided by operating
  activities:
   Finance income paid directly to lenders
    by lessees                                   (1,037,322)       (434,270)
   Depreciation                                  10,663,674       8,854,350
   Amortization of initial direct costs             221,727         139,081
   Minority interest expense                        177,381         125,944
   Income from investment in joint venture         (310,997)         (8,629)
   Gain on sale of equipment                       (407,890)        (46,608)
   Rental income paid directly to lender
    by lessees                                  (13,952,222)    (12,175,367)
   Interest expense on non-recourse
    financing paid directly by lessees            4,973,860       3,583,073
   Changes in operating assets and
    liabilities:
    Collection of principal - non-financed
     receivables                                  1,066,645       1,559,603
    Other assets                                  1,706,692         341,197
    Due from affiliates                           3,652,740            -
    Deferred rental income                          835,884         345,926
    Security deposits and other liabilities        (241,985)        278,897
    Due to affiliates                               466,654            -
                                               ------------    ------------
      Total adjustments                           7,814,841       2,563,197
                                               ------------    ------------

   Net cash provided by operating
    activities                                    7,882,417       2,745,473
                                               ------------    ------------

Cash flows used in investing activities:
 Receipt of cash held in escrow                  13,723,196            -
 Proceeds from sale of equipment                  2,174,602         263,054
 Distribution received from unconsolidated
  joint venture                                     921,655            -
 Proceeds from sale of unguaranteed residual         63,539            -
 Equipment purchased                             (4,250,000)    (10,838,100)
 Investment in unguaranteed residual                   -         (2,331,850)
 Investments in joint ventures                   (7,610,259)     (3,273,407)
 Cash held in escrow                                   -         (5,186,296)
 Initial direct costs                            (2,242,352)     (1,082,921)
 Distribution to minority interest in
  joint venture                                    (367,003)           -
                                               ------------    ------------

   Net cash provided by (used in) investing
    activities                                    2,413,378     (22,449,520)
                                               ------------    ------------



See accompanying notes to financial statements.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                       Statement of Cash Flows - Continued

                     For the Nine Months Ended September 30,

                                   (Unaudited)


                                                    2002             2001
                                                    ----             ----
Cash flows from financing activities:
 Proceeds from non-recourse borrowings           3,593,693              -
 Issuance of limited partnership units,
  net of offering expenses                            -           40,672,703
 Payment of non-recourse borrowings                   -           (1,348,581)
 Payment of recourse borrowing                  (2,500,000)       (7,000,000)
 Cash distributions to partners                 (6,106,933)       (3,061,418)
 Redemption of limited partnership units          (115,103)             -
                                             -------------     -------------

  Net cash (used in) provided by
   financing activities                         (5,128,343)       29,262,704
                                             -------------     -------------

Net increase in cash                             5,167,452         9,558,657

Cash at beginning of the period                  5,684,652         1,315,706
                                             -------------     -------------

Cash at end of period                          $10,852,104     $  10,874,363
                                             =============     =============



See accompanying notes to financial statements.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                Consolidated Statement of Cash Flows (continued)



Supplemental Disclosure of Cash Flow Information
------------------------------------------------

     For the nine months ended September 30, 2002 and 2001, non-cash activities included the following:

                                                    2002             2001
                                                    ----             ----

Principal and interest on direct finance
 receivables paid directly to lenders
 by lessees                                   $     4,586,720  $        859,282
Rental income assigned operating lease
 receivables                                       13,952,222        12,175,367
Principal and interest paid directly to
 lenders by lessees                               (18,538,942)      (13,034,649)
                                              ---------------  ----------------

                                              $          -     $           -
                                              ===============  ================

Fair value of equipment
 purchased for debt                           $    70,495,058  $     25,259,285
Non-recourse notes payable
 assumed in purchase price                        (70,495,058)      (25,259,285)
                                              ---------------  ----------------

                                              $          -     $           -
                                              ===============  ================

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements

                               September 30, 2002
                                   (Unaudited)



1.   Organization

     ICON Income Fund Eight B L.P. (the "Partnership") was formed on February 7, 2000 as a Delaware limited partnership with an initial capitalization of $2,000. It was primarily formed to acquire various types of equipment subject to lease with third parties. The Partnership's maximum offering was $75,000,000. The Partnership commenced business operations on its initial closing date, June 14, 2000, with the admission of limited partners representing 15,815.51 limited partnership units at the offering price of $100 per unit aggregating $1,581,551 of capital contributions. As of October 17, 2001 (the final closing date), 734,184.49 additional units had been admitted into the Partnership with aggregate gross proceeds of $73,418,449 bringing the total admission to 750,000 units totaling $75,000,000 in capital contributions. During the nine months ended September 30, 2002, 1,525.91 units were redeemed for $115,103. Total outstanding units at September 30, 2002 was 748,474.09.

     The General Partner of the Partnership is ICON Capital Corp. (the "General Partner"), a Connecticut corporation. The General Partner manages and controls the business affairs of the Partnership's equipment, leases and financing transactions under a management agreement with the Partnership.

2.   Basis of Presentation

     The financial statements of the Partnership have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of results for each period shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for the interim periods are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes included in the Partnership's 2001 Annual Report on Form 10-K.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued



3.   Related Party Transactions

     Fees and expenses paid or accrued by the Partnership to the General Partner or its affiliates directly or on behalf of joint ventures in which the Partnership has an interest for the period ended September 30, 2002 and 2001 were as follows:

                                2002            2001
                                ----            ----

 Organization and
  offering expenses         $      -      $  1,005,001  Charged to equity
 Underwriting
  commissions                      -           926,171  Charged to equity
 Acquisition fees             2,242,352      2,918,237  Capitalized as part of
                                                         investment in
                                                         operating leases
 Acquisition fees             1,256,259           -     Capitalized as part of
                                                         investment in joint
                                                         venture
 Management fees              1,667,406        946,330  Charged to operations
 Administrative
  expense reimbursements        747,887        401,913  Charged to operations
                          -------------   ------------

                          $   5,913,904   $  6,197,652
                          =============   ============

     During the period ended September 30, 2002, the Partnership paid $2,242,352 and $1,117,901, respectively, as acquisition fees with respect to its investments in ICON Aircraft 123 LLC ("ICON 123") and ICON Aircraft 126 LLC ("ICON 126"). These amounts represent part of the Partnership's investment in acquiring a 100% interest in ICON 123, and a 50% interest in ICON 126. The amounts are included under the captions investments in operating leases and investments in joint ventures, respectively. In addition, the Partnership accrued $24,433 as acquisition fees with respect to its investment in ICON/Kenilworth, LLC. See note 4.

4.   Consolidated Ventures and Investments in Unconsolidated Joint Ventures

     The Partnership and affiliates formed five joint ventures discussed below for the purpose of acquiring and managing various assets.

Consolidated Ventures

     The two joint ventures described below are majority owned and are consolidated with the Partnership.


ICON Cheyenne LLC
-----------------

     In December 2000, the Partnership and three affiliates, ICON Cash Flow Partners L.P. Six ("L.P. Six"), ICON Cash Flow Partners L.P. Seven ("L.P. Seven") and ICON Income Fund Eight A L.P. ("Fund Eight A") formed ICON Cheyenne LLC ("ICON Cheyenne") for the purpose of acquiring a portfolio of leases for an aggregate purchase price of $29,705,716, which was paid with cash of $11,401,151

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued


and the assumption ofnon-recourse debt with an unaffiliated third party lender of $18,304,565. The debt is structured to be amortized from the application to the debt of rentals due under the various leases. The leases expire on various dates through September 2006. The Partnership, L.P. Seven, L.P. Six and Fund Eight A have ownership interests of 87.69%, 10.31%, 1.0% and 1.0%, respectively, in ICON Cheyenne. The Partnership's consolidated financed statements include 100% of the assets and liabilities as well as 100% of the related revenues and expenses of ICON Cheyenne. The interests of L.P. Seven, L.P. Six and Fund Eight A in ICON Cheyenne have been reflected as minority interests in joint ventures on the consolidated balance sheets and minority interest expense on the consolidated statements of operations.


     ICON Aircraft 24846, LLC
     ------------------------

     In 2000, the Partnership and two affiliates, L.P. Seven and Fund Eight A formed ICON Aircraft 24846 LLC ("ICON Aircraft 24846") for the purpose of acquiring an investment in an 767-300ER aircraft leased to Scandinavian Airline Systems for a purchase price of $44,515,416, which was funded with cash of $2,241,371 and non-recourse debt of $42,274,045. The rents and the aircraft have been assigned to the unaffiliated non-recourse lender. The lease is scheduled to expire in March 2003, at which time the balance of the non-recourse debt outstanding is scheduled to be approximately $34,500,000. The Partnership, L.P. Seven and Fund Eight A have ownership interests of 96.0%, 2.0% and 2.0%, respectively, in ICON Aircraft 24846. The Partnership's consolidated financial statements include 100% of the assets and liabilities of ICON Aircraft 24846 as well as 100% of the related revenues and expenses. L.P. Seven and Fund Eight A's interest in ICON Aircraft 24846 have been reflected as minority interests in joint ventures on the consolidated balance sheets and minority interest expense on the consolidated statements of operations.

Investments in Unconsolidated Joint Ventures

     The three joint ventures described below are 50%, 49% and 5% owned by the Partnership and are accounted for under the equity method.

     ICON Aircraft 126, LLC
     ----------------------

     In early 2002, the Partnership and ICON Income Fund Nine LLC ("Fund Nine") formed ICON 126 for the purpose of acquiring all of the outstanding shares of Delta Aircraft Leasing Limited ("D.A.L."), a Cayman Islands registered company, which owns, through an Owner Trust, an Airbus A340-313X aircraft which is on lease to Cathay Pacific through March 2006. The stock was acquired for $4,250,000 in cash. The aircraft owned by D.A.L. is subject to non-recourse debt provided by unaffiliated lenders. As of September 30, 2002, there was $68,311,565 of debt outstanding under the non-recourse debt.

     The Partnership and Fund Nine each own a 50% interest in ICON 126. ICON 126 consolidates the financial position and results of operations of D.A.L. in its financial statements.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued


     The Partnership's original investment in ICON 126 was recorded at a cost of $3,242,901, inclusive of related acquisition fees of $1,117,901. Information as to the consolidated financial position and results of operations of ICON 126 as of and for the quarter ended September 30, 2002 is summarized below:

                                        September 30, 2002
                                        ------------------

 Assets                                  $    75,343,390
                                         ===============

 Liabilities                             $    68,703,392
                                         ===============

 Equity                                  $     6,639,998
                                         ===============

 Partnership's share of equity           $     3,319,999
                                         ===============

                                        Nine Months Ended
                                        September 30, 2002
                                        ------------------

 Net income                              $       154,196
                                         ===============

 Partnership's share of net income       $        77,098
                                         ===============


     ICON SPK 2023-A, LLC
     --------------------

     In the quarter ended March 31, 2002, the Partnership and Fund Nine formed ICON SPK 2023-A, LLC ("ICON SPK") for the purpose of acquiring a portfolio leases for an aggregate purchase price of $7,750,000 in cash. In June 2002, the Partnership paid $113,925 of acquisition fees into the venture for its pro-rata share of the acquisition fees. The leases expires on various dates commencing April 2003 through April 2008.

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

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued


     Information as to the financial position and results of operations of ICON SPK as of and for the quarter ended September 30, 2002 is summarized below:

                                              September 30, 2002
                                              ------------------

       Assets                                  $     7,097,043
                                               ===============

       Liabilities                             $       518,127
                                               ===============

       Equity                                  $     6,578,916
                                               ===============

       Partnership's share of equity           $     3,223,669
                                               ===============

                                              Nine Months Ended
                                              September 30, 2002
                                              ------------------

       Net income                              $       477,345
                                               ===============

       Partnership's share of net income       $       233,899
                                               ===============

       Distributions                           $     1,880,929
                                               ===============

       Partnership's share of distributions    $       921,655
                                               ===============


     ICON/Kenilworth LLC
     -------------------

     In the quarter ended September 30, 2002, the Partnership and Fund Nine formed ICON/Kenilworth LLC for the purpose of acquiring a natural gas-fired 25MW co-generation facility for a total purchase price of $8,630,000 in cash, and assumed non-recourse debt of $7,658,892, consisting of senior debt of $7,420,156 and junior debt of $238,736. The acquisition closed on September 30, 2002. The facility is subject to lease with Energy Factors Kenilworth, Inc., which expires in July 2004. In addition, there was a total of $488,667 in acquisition fees paid to the Manager.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued


     The Partnership and Fund Nine have ownership interests of 5% and 95% respectively. The Partnership accounts for the investment following the equity method. The Partnership's original investment was recorded at a cost of $455,933, inclusive of related acquisition fees of $24,433. Information as to the financial position of ICON/Kenilworth as of September 30, 2002 is summarized below:

                                           September 30, 2002
                                           ------------------

     Assets                                  $    16,777,559
                                             ===============

     Liabilities                             $     7,658,892
                                             ===============

     Equity                                  $     9,118,667
                                             ===============

     Partnership's share of equity           $       455,933
                                             ===============

5.   Investments in Subsidiary

     In early 2002, the Partnership formed ICON 123 as a wholly owned subsidiary for the purpose of acquiring all of the outstanding shares of Alpha Aircraft Leasing Limited ("A.A.L."), a Cayman Islands registered company, which owns, through an Owner Trust, an Airbus A340-313X aircraft which is on lease to Cathay Pacific through March 2006. The stock was acquired in the first quarter of 2002 for $4,250,000 in cash. The aircraft owned by Alpha is subject to non-recourse debt provided by unaffiliated lenders. The lenders have a security interest in the aircraft and an assignment of the rentals under the lease. The fair value of the aircraft was approximately $75 million at the date of acquisition and the principal balance of the debt was approximately $70.5 million at such date. ICON 123 consolidates the financial position and results of operations of A.A.L. in its financial statements. The assets and liabilities of ICON 123 are consolidated in the Partnership financial statements.

6.   New Financing

     On May 4, 2002, the Partnership borrowed $3,593,693 under a non-recourse note using the present value of the remaining rentals due under an aircraft lease as security. As of September 30, 2002, the outstanding balance of such note was $3,431,609.

     During the period ended September 30, 2002, the Partnership entered into a $17,500,000 joint line of credit agreement shared with Fund Eight A and L.P. Seven, with Comerica Bank as lender. Under the terms of the agreement, the Partnership may borrow at a rate equal to the Comerica Bank base rate plus 1% (5.75% at September 30, 2002) and all borrowings are to be collateralized by the present values of rents receivable and residuals. The expiration date of this line of credit is May 31, 2003. As of September 30, 2002, there were no borrowings by the Partnership under the line.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued


7.   Contingencies

     Limited partners who purchased units after June 7, 2001 and before August 18, 2001 had the right to require the Partnership to repurchase his or her units within the one-year period following such purchase since certain information contained in the prospectus used during this period was not as current as required by the rules of the SEC. The repurchase price would have been equal to the offering price per unit less any distributions received with respect to such units. 142,049.4793 units were sold during this period resulting in gross offering proceeds of $14,204,947.93 which units comprise 18.94% of all units that the Partnership sold. There were no unit repurchase transactions as a result of this repurchase offer through August 18, 2002 and the rights of such partners to put his (her) units back to the partnership have lapsed.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                               September 30, 2002

Item 2: General Partner's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three Months Ended September 30, 2002 and 2001

     Revenues for the quarter ended September 30, 2002 ("2002 Quarter") were $6,527,843 representing an increase of $1,233,031 over the quarter ended
September 30, 2001 ("2001 Quarter"). The increase in revenue resulted from continued purchase of equipment subject to lease. Increases were comprised of increases in rental income of $1,129,881, gain on sale of equipment of $119,698, and $39,561 from investment in joint venture. During the 2002 quarter, the Partnership sold equipment from the Cheyenne portfolio for total proceeds of $1,065,937 which resulted in a gain of $166,306. These increases in revenue were partially offset by decreases in finance income of $10,363 and interest income and other of $45,746.

     Expenses for the 2002 Quarter were $6,674,296 representing an increase of $1,385,233 over the 2001 Quarter. The increase in expenses resulted from the increase in the size of the Partnership's lease portfolio, an increase in the Partnership's borrowing levels and overall growth in size of the operations of the Partnership from one year ago and is consistent with the Partnership's level of operations.

     Depreciation expense increased by $552,815, due to the additional investments in operating leases made subsequent to September 30, 2001. Interest expense increased by $591,722, due to an increase in the Partnership's borrowing levels. Management fees - General Partner increased by $152,059 and administrative expense reimbursements-General Partner increased by $75,029. The increase in management fees was consistent with increases in rentals (including operating leases, finance leases and through joint ventures) on which such fees are dependant. The increase in administrative expense reimbursement - General Partner was consistent with the increase in operating activities of the Partnership. General and administrative expenses increased by $10,098 and amortization of initial direct cost of increased by $5,967. These increases were partially off-set by a decrease in minority interest expense of $2,457. Minority interest expense decreased due to the reduction of the lease portfolio size of ICON Cheyenne.

     Net (loss) income for the 2002 Quarter and the 2001 Quarter was $(146,453) and $5,749, respectively. The net (loss) income per weighted average limited partnership unit outstanding was $(0.19) and $0.01 for the 2002 Quarter and 2001 Quarter, respectively.

     As  of  September   30,  2002  there  were  no  known  trends  or  demands,
commitments, events or uncertainties, which are likely to have any material effect on net revenues and the results of operations.

Results of Operations for the Nine Months Ended September 30, 2002 and 2001

     Revenues for the nine months ended September 30, 2002 ("2002 Period") were $19,336,416 representing an increase of $4,387,935 over the nine months ended September 30, 2001 ("2001 Period"). The increase in revenue resulted from continued purchase of equipment subject to lease. Increases in rental income of $3,293,256, finance income of $502,611, income from investment in joint venture of $302,368, and gain on sale of equipment of $361,282, were partially off-set by a decrease in interest income and other of $71,582. During the 2002 Period the Partnership sold equipment from the Cheyenne portfolio for total proceeds of $2,174,602 which resulted in a gain of $407,890.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                               September 30, 2002

     Expenses for 2002 Period were $19,268,840 representing an increase of $4,502,635 over the 2001 Period. The increase in expenses resulted from the increase in the size of the Partnership's lease portfolio, an increase in the Partnership's borrowing levels and overall growth in size of the operations of the Partnership from one year ago and is consistent with the Partnership's level of operations.

     Depreciation  expense  increased  by  $1,809,324,  due  to  the  additional investments in operating leases made subsequent to September 30, 2001. Management fees - General Partner increased by $721,076 and administrative expense reimbursements - General Partner increased by $345,974 in the 2002
Period as compared to the 2001 Period. The increase in management fees was consistent with increases in rentals (including operating leases, finances leases and through joint ventures) on which such fees are dependant. The increase in administrative expense reimbursements - General Partner was consistent with the increase in operating activities of the Partnership. Minority interest expense increased by $51,437, amortization of initial direct costs increased by $82,646, interest expense increased by $1,360,003 and general and administrative expenses increased by $132,175 in the 2002 Period as compared to 2001 Period.

     Net income for the 2002 Period and 2001 Period was $67,576 and $182,276, respectively. The net income per weighted average limited partnership unit outstanding was $0.09 and $0.48 for the 2002 and 2001 periods, respectively.

     As  of  September   30,  2002  there  were  no  known  trends  or  demands,
commitments, events or uncertainties, which are likely to have any material effect on net revenues and the results of operations.

Liquidity and Capital Resources

     The Partnership's primary source of funds for the 2002 Period was access to debt associated with the Partnerships investments in unconsolidated joint ventures in the amount of $35,138,367 and subsidiaries of $70,495,058. In addition, the Partnership had cash provided by operating activities of $7,882,417, which included the collection of sales proceeds due from L.P. Seven of $3,644,701 from the sale of an interest in a joint venture in December 2001. In addition, the Partnership received funds from the return of $13,723,196 from cash held in escrow and proceeds from non-recourse borrowings of $3,593,693.

     Such funds were utilized for investments in leases and joint ventures, with related costs aggregating $14,102,611, (including initial direct costs (acquisition fees) of $2,266,785), repayment of amounts outstanding under a line of credit of $2,500,000, and cash to make cash distributions to partners of $6,106,933. As cash is realized from operations and with proceeds from additional borrowings, the Partnership will continue to invest in equipment leases and financings where it deems it to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations.

     During the 2002 Period, the Company and an affiliate, Fund Nine, have formed several joint ventures for the purpose of acquiring and managing various assets. The Company and the affiliate have identical investment objectives and participate on the same terms and conditions. The Company has a right of first refusal to purchase the equipment, on a pro-rata basis, if the affiliate desires to sell its interest in the equipment or in the joint venture. In the instance

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                               September 30, 2002

where the Company is not the majority owner, the investment is accounted for following the equity method. Where the Company is the majority owner, the joint venture is consolidated, with the other joint venturer's interest reflected on the Company's balance sheet as "Minority interest in joint venture". The net investment in the unconsolidated joint venture is recorded on the Company's balance sheet as "Investment in unconsolidated joint venture", with the summarized financial data of the unconsolidated joint venture presented in footnote 4 to the Company's consolidated financial statements. The Company's share of equity, income and distributions (if any) are also presented in the footnote. The Company's share of income of the non-consolidated joint venture is reflected on the statement of operations as income from investment in joint venture. Because the Company's share of the joint venture is pari passu with the other joint venturer, the impact on net income is the same as if the joint venture were consolidated.

     During the second quarter of 2002, the Partnership entered into a new $17,500,000 joint line of credit agreement, shared with Fund Eight A and L.P. Seven. Under the new line, the Partnership may borrow at a rate equal to the Comerica Bank base rate plus 1% (5.75% at September 30, 2002), with borrowings collateralized by the present values of rents receivable and residuals. The line expires May 31, 2003. As of September 30, 2002, no amounts were borrowed by the Partnership under the line.

     As  of  September   30,  2002  there  were  no  known  trends  or  demands,
commitments, events or uncertainties, which are likely to have any material effect on liquidity.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                               September 30, 2002

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

     The Partnership may borrow funds under a floating rate line of credit and therefore may be exposed to interest rate risk until the floating rate line of credit is repaid. The Partnership had no borrowings outstanding under the floating rate line of credit as of September 30, 2002.

     Kmart, Inc., with whom the Partnership has five leases, filed for bankruptcy in January 2002. The Partnership's finance leases with Kmart were acquired during 2001 for prices aggregating $18,234,262, comprised of a cash investment of $681,720 and the assumption of $17,552,542 of non-recourse debt. Through October 1, 2002, Kmart has made all scheduled rental payments. The bankruptcy court has not ruled on the affirmation of the Partnership's leases as of the date of this report.

Item 4.  Controls and Procedures

     Beaufort J.B. Clarke and Thomas W. Martin, the Principal Executive and Principal Financial Officers, respectively, of ICON Capital Corp. ("ICC"), the General Partner of the Partnership, have evaluated the disclosure controls and procedures of the Partnership within 90 days prior to the filing of this quarterly report. As used herein, the term "disclosure controls and procedures" has the meaning given to the term by Rule 13a-14 under the Securities Exchange Act of 1934, as amended ("Exchange Act"), and includes the controls and other procedures of the Partnership that are designed to ensure that information required to be disclosed by the Partnership in the reports that it files with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. As part of their evaluation, Messrs. Clarke and Martin conferred with the finance and accounting staff of ICC and the finance and accounting staff of ICON Holdings Corp., the parent of ICC. Management has presented the results of its most recent evaluation to the Partnership's independent auditors, KPMG LLP. Based upon their evaluation, Messrs. Clarke and Martin have concluded that the Partnership's disclosure controls and procedures provide reasonable assurance that the information required to be disclosed by the Partnership in this report is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms applicable to the preparation of this report.

     There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls subsequent to the evaluation described above conducted by ICC's principal executive and financial officers.

                          ICON Income Fund Eight B L.P.
                         (A Delaware Limited Partnership


PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed by the Partnership during the quarter ended September 30, 2002.

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

                              ICON Income Fund Eight B L.P.
                              File No. 333-37504(Registrant)
                              By its General Partner,
                              ICON Capital Corp.





     November 14, 2002         /s/ Thomas W. Martin
--------------------------     -------------------------------------------------
          Date                 Thomas W. Martin
                               Executive Vice President
                              (Principal Financial and Accounting Officer of the
                               Manager of the Registrant)


                              Certifications - 10-Q

I, Beaufort J.B. Clarke, certify that:

1. I have reviewed this quarterly report on Form 10-Q of ICON Income Fund Eight B L.P.;

2. Based on my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)


     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  November 14, 2002

/s/ Beaufort J.B. Clarke
-----------------------------
Beaufort J. B. Clarke
Chairman and Chief Executive Officer
ICON Capital Corp.
Manager of ICON Income Fund Eight B L.P.



I, Thomas W. Martin, certify that:

1. I have reviewed this quarterly report on Form 10-Q of ICON Income Fund Eight B L.P.;

2. Based on my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)


     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  November 14, 2002

/s/ Thomas W. Martin
----------------------------------------
Thomas W. Martin
Executive Vice President
(Principal Financial and Accounting Officer
of the Manager of the Registrant)

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                               September 30, 2002

EXHIBIT 99-1

     I, Beaufort J.B. Clarke, Chairman and Chief Executive Officer of ICON Capital Corp, the sole General Partner of ICON Income Fund Eight B L.P., certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Quarterly Report on Form 10-Q for the period ended September 30, 2002 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and

(2) information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of ICON Income Fund Eight B L.P..

Dated:  November 14, 2002




                               /s/ Beaufort J.B. Clarke
                               -------------------------------------------------
                               Beaufort J.B. Clarke
                               Chairman and Chief Executive Officer
                               ICON Capital Corp.
                               Manager of ICON Income Fund Eight B L.P.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                               September 30, 2002


EXHIBIT 99-2


     I, Thomas W. Martin, Executive Vice President (Principal Financial and Accounting Officer) of ICON Capital Corp, the sole General Partner of ICON Income Fund Eight B L.P., certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Quarterly Report on Form 10-Q for the period ended September 30, 2002 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and

(2) information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of ICON Income Fund Eight B L.P..

Dated:  November 14, 2002




                             /s/ Thomas W. Martin
                             ---------------------------------------------------
                             Thomas W. Martin
                             Executive Vice President (Principal
                             Financial and Accounting Officer)
                             ICON Capital Corp.
                             Manager of ICON Income Fund Eight B L.P.