Form 10-K
period 2002-12-31
ICON INCOME FUND EIGHT B LP
filed 2003-03-31
CIK 1121716

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended                   December 31, 2002
                          -----------------------------------------------------
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number                               333-37504
                       --------------------------------------------------------

                                  ICON Income Fund Eight B L.P.
                     (Exact name of registrant as specified in its charter)

              Delaware                                      13-4101114
--------------------------------------------         --------------------------
     (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                      Identification Number)

             100 Fifth Avenue, 10th Floor, New York, New York 10011
-------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code            (212) 418-4700
                                                   ----------------------------

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Units of Limited Partnership Interests

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) [ ] Yes [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last day of the registrant's most recently completed second fiscal quarter:
Not applicable. There is no established market for units of limited partnership interest in the registrant.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                                December 31, 2002

                                TABLE OF CONTENTS

Item                                                                      Page

PART I

1. Business                                                                 3-4

2. Properties                                                                 5

3. Legal Proceedings                                                          5

4. Submission of Matters to a Vote of Security Holders                        5

PART II

5. Market for the Registrant's Securities and Related
   Security Holder Matters                                                    5

6. Selected Financial and Operating Data                                      6

7. General Partner's Discussion and Analysis of Financial
   Condition and Results of Operations                                     7-14

7A.Qualitative and Quantitative Disclosures About Market Risk                15

8. Consolidated Financial Statements and Supplementary Data               16-42

9. Changes in and Disagreements with Accountants on
   Accounting and Financial Disclosure                                       43

PART III

10.Directors and Executive Officers of the Registrant's
   General Partner                                                        43-44

11.Executive Compensation                                                    44

12.Security Ownership of Certain Beneficial Owners
   and Management                                                            44

13.Certain Relationships and Related Transactions                            44

14.Controls and Procedures                                                   45

PART IV

15.Exhibits, Financial Statement Schedules and Reports on Form 8-K        45-46

SIGNATURES                                                                   47

Certifications                                                            48-51

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                                December 31, 2002

PART I

Item 1.  Business
         --------

General Development of Business

     ICON Income Fund Eight B L.P. (the "Partnership"), was formed on February 7, 2000 as a Delaware limited partnership. The Partnership's maximum offering was $75,000,000. The Partnership commenced business operations on its initial closing date, June 14, 2000, with the admission of 15,815.51 limited partnership units at $100 per unit representing $1,581,551 of capital contributions. Between June 15, 2000 and October 17, 2001, 734,184.49 additional units were admitted representing $73,418,449 of capital contributions. On October 17, 2001, the Partnership had its final closing with a cumulative total of 750,000 units admitted totaling $75,000,000 in capital contributions. The Partnership redeemed 1,554.15 units during 2002, leaving 748,445.85 limited partnership units outstanding at December 31, 2002.

Segment Information

     The Partnership has only one operating segment: the business of acquiring and managing equipment subject to leases with companies that the Partnership believes to be creditworthy.

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

     The Partnership had lessees who accounted for more than 10% of the Partnership's total revenue during the years ended December 31, 2002 and 2001. During 2002, equipment leased to Cathay Pacific and BAE Systems PLC generated 27% and 10% of total revenue, respectively. During 2001, equipment leased to BAE Systems PLC generated 11% of total revenue.

     The Partnership has no direct employees. The General Partner has full and exclusive discretion in management and control of the Partnership.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                                December 31, 2002

Lease and Finance Transactions

     In early 2002, the Partnership formed ICON Aircraft 123 LLC as a wholly owned subsidiary for the purpose of acquiring all of the outstanding shares of Alpha Aircraft Leasing Limited ("A.A.L."), a Cayman Islands registered company, which owns, through an Owner Trust, an Airbus A340-313X aircraft which is on lease to Cathay Pacific through March 2006. The stock was acquired in the first quarter of 2002 for $4,250,000 in cash. The aircraft owned by Alpha is subject to non-recourse debt provided by unaffiliated lenders. The lenders have a security interest in the aircraft and an assignment of the rentals under the lease. The estimated fair value of the aircraft was $75,263,566 at the date of acquisition and the principal balance of the debt was $70,495,058 at such date.

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

(iii) An engine module, purchased in the second quarter of 2001, subject to a lease with an unaffiliated third party, scheduled to expire in May 2008, for a purchase price of $5,950,000, of which $1,911,210 was provided by the assumption of non recourse debt with the balance of $4,038,790 paid for with cash; and

(iv) Retail photography development equipment, purchased throughout the year with scheduled lease expirations ranging from May 2006 to January 2007, for purchase prices aggregating $18,234,262, of which $17,552,542 was provided by the assumption of non-recourse debt and the balance of $681,720 paid for with cash.

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

                                December 31, 2002

Item 2.  Properties
         ----------

     The Partnership neither owns nor leases office space or equipment for the purpose of managing its day-to-day affairs.

Item 3.  Legal Proceedings
         -----------------

      The Company, from time-to-time, in the ordinary course of business, commences legal actions when necessary to protect or enforce the rights of the Partnership. We are not a defendant party to any litigation and are not aware of any pending or threatened litigation against the Partnership.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of 2002.

PART II

Item 5.  Market for the  Registrant's  Securities  and Related  Security  Holder
         -----------------------------------------------------------------------
         Matter
         ------

     The Partnership's limited partnership interests are not publicly traded nor is there currently a market for the Partnership's limited partnership units. It is unlikely that any such market will develop.

                                           Number of Equity Security Holders
   Title of Class                                 as of December 31,
   --------------                         ----------------------------------

                                                  2002                 2001
                                                  ----                 ----

 Limited Partners                                2,814                 2,825
 General Partner                                     1                     1

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                                December 31, 2002

Item 6.  Selected Consolidated Financial and Operating Data
         --------------------------------------------------

                                                             Year Ended December 31,
                                             ----------------------------------------------------
                                                  2002                2001              2000(1)
                                                  ----                ----              ----

Total revenue                                $    25,467,361     $    20,231,996    $     742,302
                                             ===============     ===============    =============

Net income                                   $      (136,897)    $       820,109    $     291,236
                                             ===============     ===============    =============

Net income allocable to limited partners     $      (135,528)    $       811,908    $     288,324
                                             ===============     ===============    =============

Net income allocable to the General Partner  $        (1,369)    $         8,201    $       2,912
                                             ===============     ===============    =============

Weighted average limited
   partnership units outstanding                     749,475             502,536          132,049
                                             ===============     ===============    =============

Net income per weighted average
   limited partnership unit                  $          (.18)    $          1.62    $        2.18
                                             ===============     ===============    =============

Distributions to limited partners            $     8,056,975     $     4,932,964    $     536,708
                                             ===============     ===============    =============

Distributions to the General Partner         $        81,384     $        49,845    $       5,228
                                             ===============     ===============    =============

                                                                   December 31,
                                             ----------------------------------------------------
                                                  2002                2001              2000 (1)
                                                  ----                ----              ----

Total assets                                 $   189,408,747     $   143,918,696    $  88,108,178
                                             ===============     ===============    =============

Partners' equity                             $    52,820,395     $    61,212,600    $  18,764,181
                                             ===============     ===============    =============


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

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                                December 31, 2002

Item 7. General Partner's Discussion and Analysis of Financial Condition and Results of Operations
         ----------------------------------------------------------------------

     The Partnership was formed on February 7, 2000 as a Delaware limited partnership. The Partnership's maximum offering was $75,000,000. The Partnership commenced business operations on its initial closing date, June 14, 2000, with the admission of 15,815.51 limited partnership units at $100 per unit representing $1,581,551 of capital contributions. Between June 15, 2000 and October 17, 2001, 734,184.49 additional units were admitted representing $73,418,449 of capital contributions. On October 17, 2001, the Partnership had its final closing with a cumulative total of 750,000 units admitted totaling $75,000,000 in capital contributions. The Partnership redeemed 1,554.15 units during 2002, leaving 748,445.85 limited partnership units outstanding at December 31, 2002.

     Forward-Looking Information - The following discussion and analysis should be read in conjunction with the audited financial statements included herein. Certain statements within this document may constitute forward-looking statements made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. These statements are identified by words such as "anticipate," "believe," "estimate," "expects," "intend," "predict" or "project" and similar expressions. This information may involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Although the Partnership believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected.

     The Partnership's portfolio consists of net investments in operating leases, investments in finance leases, equipment held for sale or lease, investments in estimated unguaranteed residual values, investment in option, cash held in escrow and equity investments in unconsolidated joint ventures, representing 75%, 13%, 1%, 1%, 1%, 0% and 4% of total assets at December 31, 2002, respectively, and 58%, 21%, 0%, 2%, 1%, 10% and 0% of total portfolio interests at December 31, 2001, respectively.

Critical Accounting Policies and Management Estimates

     The policies discussed below are considered by the General Partner to be critical to an understanding of the Partnership's financial statements because their application places the most significant demands on the General Partner's judgments, with financial reporting results relying on estimation about the effects of matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. For all of these policies, the General Partner cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.

     Basis of Accounting and Presentation - The Partnership's records are maintained on the accrual basis. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and revenues and expenses during the reporting periods. Significant estimates include the allowance for doubtful assets and unguaranteed residual values. Management believes that the estimates and assumptions utilized in preparing its financial statements are reasonable and prudent. In addition, management is required to disclose contingent assets and contingent liabilities. Actual results could differ from those estimates.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                                December 31, 2002

     Leases and Revenue Recognition - The Partnership accounts for owned equipment leased to third parties as either finance leases or operating leases, as appropriate. For finance leases, the Partnership records, at the inception of the lease, the total minimum lease payments receivable, the estimated unguaranteed residual values, the initial direct costs related to the leases and the related unearned income. Unearned income represents the difference between the sum of the minimum lease payments receivable plus the estimated unguaranteed residual minus the cost of the leased equipment. Unearned income is recognized as finance income over the terms of the related leases using the interest method. For operating leases, equipment is recorded at cost and is depreciated on the straight-line method over the lease terms to their estimated fair market values at lease terminations and subject to the Partnership's impairment policy discussed below. Related lease rentals are recognized on the straight-line method over the lease terms. Billed and uncollected operating lease receivables are included in other assets. Initial direct costs of finance leases are capitalized and are amortized over the terms of the related leases using the interest method. Initial direct costs of operating leases are capitalized and depreciated on the straight-line method over the lease terms.

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

     The Partnership measures its impairment loss as the amount by which the carrying amount of the residual value exceeds the estimated proceeds to be received by the Partnership from re-lease or sale of the equipment. Generally, third party appraisals, reviews of future cash flows and anticipated future cash flows and detailed market analyses are used as the basis for measuring whether an impairment loss should be recognized.

     Allowance for Doubtful Accounts - The Partnership records a provision for bad debts to provide for estimated credit losses in its portfolio. The allowance for doubtful accounts is based on the ongoing analysis of delinquency trends, loss experience and an assessment of overall credit risk. The Partnership's write-off policy is based on an analysis of the aging of the Partnership's portfolio, a review of the non-performing receivables and leases, and prior collection experience. An account is fully reserved for or written off when the analysis indicates that the probability of collection of the account is remote.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                                December 31, 2002

     Partnership Activities During 2002 - In early 2002, the Partnership formed ICON Aircraft 123 LLC as a wholly owned subsidiary for the purpose of acquiring all of the outstanding shares of Alpha Aircraft Leasing Limited ("A.A.L."), a Cayman Islands registered company, which owns, through an Owner Trust, an Airbus A340-313X aircraft which is on lease to Cathay Pacific through March 2006. The stock was acquired in the first quarter of 2002 for $4,250,000 in cash. The aircraft owned by Alpha is subject to non-recourse debt provided by unaffiliated lenders. The lenders have a security interest in the aircraft and an assignment of the rentals under the lease. The fair value of the aircraft was estimated to be $75,263,566 at the date of acquisition and the principal balance of the non-recourse debt was $70,495,058 at such date.

     During 2002, the Partnership and an affiliate, ICON Income Fund Nine, LLC ("Fund Nine"), have formed several joint ventures for the purpose of acquiring and managing various assets. The Partnership and Fund Nine have identical investment objectives and participate on the same terms and conditions. The Partnership has a right of first refusal to purchase the equipment, on a pro-rata basis, if the affiliate desires to sell its interest in the equipment or in the joint venture. In the instance where the Partnership is not the majority owner, the investment is accounted for following the equity method. Where the Partnership is the majority owner, the joint venture is consolidated, with the other joint venturer's interest reflected on the Partnership's balance sheet as "Minority interest in joint venture". The net investment in the unconsolidated joint venture is recorded on the Partnership's balance sheet as "Investment in unconsolidated joint venture", with the summarized financial data of the unconsolidated joint venture presented in footnote 3 to the Partnership's consolidated financial statements. The Partnership's share of equity, income and distributions (if any) are also presented in the footnote. The Partnership's share of income of the non-consolidated joint venture is reflected on the statement of operations as income from investment in joint venture. Because the Partnership's share of the joint venture is pari passu with the other joint venturer, the impact on net income is the same as if the joint venture were consolidated.

     Partnership Activities During 2001 - During the year ended December 31, 2001, the Partnership purchased equipment subject to leases for purchase prices aggregating $41,666,367 (including initial direct costs).

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

                                December 31, 2002

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

Results of Operations for the Period Ended December 31, 2002 and 2001

     Revenues for the year ended December 31, 2002 (the "2002 Period") were $25,467,361 representing an increase of $5,235,365 over the year ended December 31, 2001. The increase in revenue resulted from continued purchase of equipment subject to lease. Increases in rental income of $4,803,096, finance income of $410,134, income from investment in joint venture of $337,653, and gain on sale of equipment of $182,794, were partially off-set by a decrease in interest income and other of $170,971 and gain from sale of investment in joint venture to an affiliate of $327,341. During the 2002 Period the Partnership sold equipment from the Cheyenne portfolio for total proceeds of $2,341,096 which resulted in a gain of $275,489.

     Expenses for 2002 were $25,604,258 representing an increase of $6,192,371 over 2001. The increase in expenses resulted from the increase in the size of the Partnership's lease portfolio, an increase in the Partnership's borrowing levels and overall growth in size of the operations of the Partnership from one year ago and is consistent with the Partnership's level of operations.

     Depreciation expense increased by $2,490,519, due to the additional investments in operating leases made subsequent to 2001. Interest expense increased by $2,239,253 due to the additional debt used to acquire investments in operating leases subsequent to 2001. Management fees - General Partner increased by $793,042 and administrative expense reimbursements - General Partner increased by $393,851 in 2002 as compared to 2001. The increase in management fees was consistent with increases in rentals (including operating leases, finances leases and through joint ventures) on which such fees are dependant. The increase in administrative expense reimbursements - General Partner was consistent with the increase in operating activities of the Partnership. Minority interest expense increased by $19,754, amortization of initial direct costs increased by $76,169 and general and administrative expenses increased by $179,783 in 2002 period as compared to 2001.

     Net (loss) income for the year ended 2002 and 2001 was ($136,897) and $820,109, respectively. The net (loss) income per weighted average limited partnership unit outstanding was ($.18) and $1.62 for 2002 and 2001, respectively.

     The increase in depreciation expense, interest expense, management fees-General Partner and administrative expense reimbursements which reduced net income in 2002 as compared to 2001 was the primary reason for the net loss for the year ended December 31, 2002.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                                December 31, 2002

     As of December 31, 2002 there were no known trends or demands, commitments, events or uncertainties, which are likely to have any material effect on net revenues and the results of operations.

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

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                                December 31, 2002

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

Liquidity and Capital Resources

     The Partnership's primary source of liquidity for 2002 was access to debt associated with the Partnerships investments in unconsolidated joint ventures in the amount of $35,138,367 and consolidated subsidiaries of $70,495,058. In addition, the Partnership had cash provided by operating activities of $4,490,451, and the Partnership received funds from the return of $13,723,196
from  cash  held  in  escrow  and  proceeds  from  non-recourse   borrowings  of
$3,593,693.

     During the quarter ended June 30, 2002, the Partnership entered into a $17,500,000 joint and several line of credit agreement dated as of May 30, 2002 shared with ICON Income Fund Eight A L.P. and L. P. Seven (the "Initial Funds"), with Comerica Bank as lender. Under the terms of the agreement, the Partnership may borrow at a rate equal to the Comerica Bank base rate plus 1% (together, 5.25% at December 31, 2002) and all borrowings are to be jointly and severally collateralized by the present values of rents receivable and equipment owned by all of the Initial Funds sharing in the joint line of credit. On December 12, 2002, the agreement was amended to admit Fund Nine, collectively along with the Initial Funds (the "Funds"), as a borrower sharing the $17,500,000 joint line of credit agreement. The Funds have entered into a Contribution Agreement, dated as of May 30, 2002, as amended December 12, 2002, pursuant to which the Funds have agreed to restrictions on the amount and the terms of their respective borrowings under the line of credit in order to minimize the risk that a Fund would not be able to repay its allocable portion of the outstanding revolving loan obligation at any time, including restrictions on any Fund borrowing in excess of the lesser of (A) an amount each Fund could reasonably expect to repay in one year out of its projected free cash flow, or (B) the greater of (i) the Borrowing Base (as defined in the line of credit agreement) as applied to such Fund, and (ii) 50% of the net worth of such Fund. The Contribution Agreement provides that, in the event a Fund pays an amount under the agreement in excess of its allocable share of the obligation under the agreement whether by reason of an Event of Default or otherwise, the other Funds will immediately make a contribution payment to such Fund in such amount that the aggregate amount paid by each Fund reflects its allocable share of the aggregate obligations under the agreement. The Funds' obligations to each other under the

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                                December 31, 2002

     Contribution Agreement are collateralized by a subordinate lien on the assets of each participating Fund. The expiration date of this line of credit is May 31, 2003. The Partnership violated a financial covenant at December 31, 2002 creating an Event of Default. The bank granted a waiver to the Partnership with respect to this Event of Default. As of December 31, 2002, there were no borrowings by the Partnership under the line. Aggregate borrowing by all Funds under the line of credit agreement aggregated $9,731,310 on December 31, 2002.

     Such funds were utilized for investments in leases and joint ventures, with related costs aggregating $14,102,611, (including initial direct costs (acquisition fees) of $3,498,611), repayment of amounts outstanding under a line of credit of $2,500,000, and cash to make cash distributions to partners of $8,138,359. As cash is realized from operations and with proceeds from additional borrowings, the Partnership will continue to invest in equipment leases and financings where it deems it to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations.

     During 2002, the Partnership and an affiliate, Fund Nine, have formed several joint ventures for the purpose of acquiring and managing various assets. The Partnership and Fund Nine have identical investment objectives and participate on the same terms and conditions. The Partnership has a right of first refusal to purchase the equipment, on a pro-rata basis, if the affiliate desires to sell its interest in the equipment or in the joint venture. In the instance where the Partnership is not the majority owner, the investment is accounted for following the equity method. Where the Partnership is the majority owner, the joint venture is consolidated, with the other joint venturer's interest reflected on the Partnership's balance sheet as "Minority interest in joint venture". The net investment in the unconsolidated joint venture is recorded on the Partnership's balance sheet as "Investment in unconsolidated joint venture", with the summarized financial data of the unconsolidated joint venture presented in footnote 3 to the Partnership's consolidated financial statements. The Partnership's share of equity, income and distributions (if any) are also presented in the footnote. The Partnership's share of income of the non-consolidated joint venture is reflected on the statement of operations as income from investment in joint venture. Because the Partnership's share of the joint venture is pari passu with the other joint venturer, the impact on net income is the same as if the joint venture were consolidated.

     Cash distributions to limited partners for 2002 and 2001, which were paid monthly, totaled $8,056,975 and $4,932,964, respectively.

     As of December 31, 2002 there were no known trends or demands, commitments, events or uncertainties, which are likely to have any material effect on liquidity. As cash is realized from operations and additional borrowings, the Partnership will continue to invest in equipment leases and financings where it deems it to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations.

     We do not consider the impact of inflation to be material in the analysis of our overall operations.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                                December 31, 2002

New Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143") which is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Partnership does not expect that the adoption of SFAS No. 143 will have a material impact on its financial position, results of operations or cash flows.

     Effective January 1, 2002, the Partnership adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment or in a distribution to the owners) or classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the costs to sell. The adoption of SFAS No. 144 did not have any effect on the Partnership's financial position or results of operations as the provisions of SFAS No. 144 are similar to the Partnership's current policy for impairment review.

     Effective January 1, 2002, the Partnership adopted SFAS No. 145, "Recession of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). SFAS No. 145 amends SFAS No. 13 Accounting for Leases to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions of the Statement related to Statement No. 13 were effective for transactions occurring after May 15, 2002, the adoption of which did not have a material effect on the Partnership's financial statements.

     On July 30, 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). The standard replaced Emerging Issues Task Force (EITF) issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" and requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is effective prospectively to exit or disposal activities initiated after December 31, 2002. The impact on the Partnership's financial statement from the application of this standard is dependent on any exit or disposal activities in 2003.

     The Partnership does not believe that any other recently issued, but not yet effective, accounting standards will have a material effect on the Partnership's financial position or results of operations.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                                December 31, 2002

Item 7A.  Qualitative and Quantitative Disclosures About Market Risk
          ----------------------------------------------------------

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

     The Partnership manages its exposure to equipment and residual risk by monitoring the equipment leasing market and maximizing re-marketing proceeds through either re-leasing or sale of equipment.

     Kmart, Inc., ("Kmart") with whom the Partnership has five leases, filed for Chapter 11 bankruptcy protection in January 2002. The Partnership's finance leases with Kmart were acquired during 2001 for an aggregate of $18,234,262, comprised of a total cash investment of $681,720 and the assumption of $17,552,542 of non-recourse debt. The bankruptcy court has not ruled on the affirmation of the leases as of the date of this report. Through March 1, 2003, Kmart has made all scheduled rental payments.

     Regus Business Center Corp. ("Regus"), with whom the Partnership has an equipment lease, filed for Chapter 11 bankruptcy protection in the United States of America on January 14, 2003. The Partnership's finance leases with Regus were acquired in July 2000 at a cost of $5,303,089, and the total lease receivable is $2,734,738 as of December 31, 2002. Regus has not paid January or February rents for 2003, and management is currently negotiating an amended lease agreement whereby Regus will commence making payments on March 15, 2003 continuing for forty eight months at a new reduced rental rate.

     As of December 31, 2002, both Kmart and Regus are current with their scheduled lease payments, therefore management deems an allowance for doubtful accounts unnecessary.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                                December 31, 2002

Item 8.  Consolidated Financial Statements and Supplementary Data
         --------------------------------------------------------

                          Index to Financial Statements



                                                                                 Page Number


Independent Auditors' Reports                                                           18-19

Consolidated Balance Sheets as of December 31, 2002 and 2001                               20

Consolidated Statements of Operations for the Years Ended December 31, 2002, 2001
  and for the Period February 7, 2000 (date of inception) to December 31, 2000             21

Consolidated Statements of Changes in Partners' Equity for the Years Ended
  December 31, 2002, 2001 and for the Period February 7, 2000 (date of
  inception) to December 31, 2000                                                       22-23

Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001
  and for the Period February 7, 2000 (date of inception) to December 31, 2000          24-26

Notes to Consolidated Financial Statements                                              27-42


                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                        Consolidated Financial Statements

                                December 31, 2002

                   (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITOR'S REPORT


The Partners
ICON Income Fund Eight B L.P.:

We have audited the accompanying consolidated balance sheet of ICON Income Fund Eight B L.P. (a Delaware limited partnership) as of December 31, 2002 and the related consolidated statements of operations, changes in partners' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the Unites States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ICON Income Fund Eight B L.P. as of December 31, 2002 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.



                                                /s/ Hays & Company LLP
                                                ------------------------
                                                Hays & Company LLP


March 13, 2003
New York, New York

                          INDEPENDENT AUDITOR'S REPORT




The Partners
ICON Income Fund Eight B L.P.:

We have audited the accompanying consolidated balance sheet of ICON Income Fund Eight B L.P. (a Delaware limited partnership) as of December 31, 2001, and the related consolidated statements of operations, changes in partners' equity, and cash flows for the year ended December 31, 2001 and for the period from February 7, 2000 (date of inception) to December 31, 2000. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall
financial  statement  presentation.   We  believe  that  our  audits  provide a
reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ICON Income Fund Eight B L.P. as of December 31, 2001, and the results of its operations and its cash flows for the year ended December 31, 2001 and for the period from February 7, 2000 (date of inception) to December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.



                                              /s/ KPMG LLP
                                              -----------------
                                              KPMG LLP



April 15, 2002
New York, New York

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                           Consolidated Balance Sheets

                                  December 31,

                                                                2002                 2001
                                                                ----                 ----
         Assets

Cash and cash equivalents                                 $      8,499,026    $     5,684,652
                                                          ----------------    ---------------

Investments in finance leases
   Minimum rents receivable                                     24,504,820         32,769,190
   Estimated unguaranteed residual values                        2,711,893          2,711,893
   Initial direct costs, net                                       457,189            746,106
   Unearned income                                              (3,824,928)        (6,568,703)
                                                          ----------------    ---------------
                                                                23,848,974         29,658,486
                                                          ----------------    ---------------

Investments in operating leases
   Equipment, at cost                                          166,325,943         95,156,568
   Accumulated depreciation                                    (23,591,192)       (11,456,484)
                                                          ----------------    ---------------
                                                               142,734,751         83,700,084
                                                          ----------------    ----------------

Equipment held for sale or lease                                 1,211,669               -
                                                          ----------------    ---------------

Cash held in escrow                                                  -             13,723,196
Investment in unguaranteed residual values                       2,342,589          2,406,128
Investment in option                                             2,100,000          2,100,000
Investments in unconsolidated joint ventures                     7,290,793               -
Due from affiliates                                                  3,532          3,730,884
Other assets, net                                                1,377,413          2,915,266
                                                          ----------------    ---------------

Total assets                                              $    189,408,747    $   143,918,696
                                                          ================    ===============

         Liabilities and Partners' Equity

Notes payable - non-recourse                              $    133,231,339    $    76,852,204
Notes payable - recourse                                           400,000          2,900,000
Due to affiliates                                                  224,167               -
Deferred rental income                                             534,840               -
Security deposits and other liabilities                            863,059          1,269,603
Minority interest in joint ventures                              1,334,947          1,684,289
                                                          ----------------    ---------------
                                                               136,588,352         82,706,096
                                                          -----------------   ---------------
Commitment and Contingencies

Partners' equity (deficiency)
   General Partner                                                (125,713)           (42,960)
   Limited Partners (748,445.85 and 750,000 units
     outstanding, $100 per unit original issue price)           52,946,108         61,255,560
                                                          ----------------    ---------------

Total partners' equity                                          52,820,395         61,212,600
                                                          ----------------    ---------------

Total liabilities and partners' equity                    $    189,408,747    $   143,918,696
                                                          ================    ===============


See accompanying notes to consolidated financial statements.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Operations

       For the Years Ended December 31, 2002, 2001 and for the Period from
            February 7, 2000 (date of inception) to December 31, 2000


                                                 2002                2001                2000
                                                 ----                ----                ----
Revenues

   Rental income                            $    22,003,284    $     17,200,188    $       164,361
   Finance income                                 2,743,775           2,333,641            521,406
   Gain from sale of investment in
     joint venture to an affiliate                     -                327,341               -
   Interest income and other                         63,207             234,178             56,535
   Net gains on sales of equipment                  275,489              92,695               -
   Income from investment in
     unconsolidated joint ventures                  381,606              43,953               -
                                            ---------------    ----------------    ---------------

   Total revenues                                25,467,361          20,231,996            742,302
                                            ---------------    ----------------    ---------------

Expenses

   Depreciation                                  14,171,054          11,680,535            111,940
   Interest                                       7,249,407           5,010,154            123,815
   Management fees - General Partner              2,137,679           1,344,637             92,140
   Administrative expense
     reimbursements - General Partner               966,832             572,981             37,441
   General and administrative                       580,106             400,323             51,576
   Amortization of initial direct costs             288,917             212,748             33,510
   Minority interest expense                        210,263             190,509                644
                                            ---------------    ----------------    ---------------

   Total expenses                                25,604,258          19,411,887            451,066
                                            ---------------    ----------------    ---------------

Net (loss) income                           $      (136,897)   $        820,109    $       291,236
                                            ===============    ================    ===============

Net (loss) income allocable to:
   Limited partners                         $      (135,528)   $        811,908    $       288,324
   General partner                                   (1,369)              8,201              2,912
                                            ---------------    ----------------    ---------------

                                            $      (136,897)   $        820,109    $       291,236
                                            ===============    ================    ===============

Weighted average number of limited
   partnership units outstanding                    749,475             502,536            132,049
                                            ===============    ================    ===============

Net (loss) income per weighted average
   limited partnership unit                 $          (.18)   $          1.62     $          2.18
                                            ===============    ===============     ===============



See accompanying notes to consolidated financial statements.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

             Consolidated Statements of Changes in Partners' Equity

       For the Years Ended December 31, 2002, 2001 and for the Period from
            February 7, 2000 (date of inception) to December 31, 2000

                                  Limited Partner Distributions
                                  -----------------------------

                                      Return of     Investment         Limited           General
                                       Capital       Income            Partners          Partner           Total
                                       -------       ------            --------          -------           -----
                                    (Per weighted average unit)

Initial partners'
  capital contribution                                             $         1,000  $      1,000  $        2,000

Refund of initial
   limited partners'
   capital contribution                                                     (1,000)          -            (1,000)

Proceeds from issuance
  of limited partnership
  units (219,813.65 units)                                              21,981,365           -        21,981,365

Sales and offering expenses                                             (2,967,484)          -        (2,967,484)

Cash distributions to partners        $  1.88       $  2.18               (536,708)       (5,228)       (541,936)

Net income                                                                 288,324         2,912         291,236
                                                                   ---------------  ------------  --------------

Balance at
  December 31, 2000                                                     18,765,497        (1,316)     18,764,181

Proceeds from issuance
  of limited partnership
  units (530,186.35 units)                                              53,018,635           -        53,018,635

Sales and offering expenses                                             (6,407,516)          -        (6,407,516)

Cash distributions to partners        $  8.20       $  1.62             (4,932,964)      (49,845)     (4,982,809)

Net income                                                                 811,908         8,201         820,109
                                                                   ---------------  ------------  --------------

Balance at
  December 31, 2001                                                     61,255,560       (42,960)     61,212,600




                                                        (continued on next page)

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

       Consolidated Statements of Changes in Partners' Equity (Continued)

       For the Years Ended December 31, 2002, 2001 and for the Period from
            February 7, 2000 (date of inception) to December 31, 2000

                                   Limited Partner Distributions
                                   -----------------------------

                                      Return of    Investment          Limited         General
                                       Capital       Income            Partners        Partner            Total
                                       -------       ------            --------        -------            -----
                                    (Per weighted average unit)

Limited partnership units
  redeemed (1,554.15 units)                                               (116,949)          -          (116,949)

Cash distributions to partners        $ 10.75       $  -                (8,056,975)      (81,384)     (8,138,359)

Net loss                                                                  (135,528)       (1,369)       (136,897)
                                                                   ---------------  ------------  --------------

Balance at
  December 31, 2002                                                $    52,946,108  $   (125,713) $   52,820,395
                                                                   ===============  ============  ==============







See accompanying notes to consolidated financial statements.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Cash Flows

       For the Years Ended December 31, 2002, 2001 and for the Period from
            February 7, 2000 (date of inception) to December 31, 2000

                                                                     2002            2001              2000

                                                                     ----            ----              ----

Cash flows from operating activities:
   Net (loss) income                                          $      (136,897)  $       820,109  $       291,236
                                                              ---------------   ---------------  ---------------
   Adjustments to reconcile net (loss) income to
     net cash provided by operating activities:
       Finance income paid directly to lenders by lessees          (1,351,387)         (732,737)            -
       Depreciation                                                14,171,054        11,680,535          111,940
       Amortization of initial direct costs                           288,917           212,748           33,510
       Minority interest expense                                      210,263           190,509              644
       Gain from sale of investment in joint venture                     -             (327,341)            -
       Income from investment in joint venture to
         an affiliate                                                (381,606)          (43,953)            -
       Net gains on sales of equipment                               (275,489)          (92,695)            -
       Rental income paid directly to lender by lessees           (19,268,406)      (16,181,472)            -
       Interest expense on non-recourse financing
         paid directly by lessees                                   6,822,451         4,620,569             -
       Changes in operating assets and liabilities:
         Collection of principal -
           non-financed receivables                                 2,438,584         3,148,917          906,374
         Other assets, net                                          1,537,853          (214,459)        (463,781)
         Due to affiliates                                            224,167             -                 -
         Due from affiliates                                           82,651           (86,183)            -
         Deferred rental income                                       534,840             -                 -
         Security deposits and other liabilities                     (406,544)          917,220          352,383
                                                              ----------------  ---------------  ---------------

           Total adjustments                                        4,627,348         3,091,658          941,070
                                                              ---------------   ---------------  ---------------

       Net cash provided by operating activities                    4,490,451         3,911,767        1,232,306
                                                              ---------------   ---------------  ---------------

Cash flows used in investing activities:
   Proceeds from sales of equipment                                 2,341,096           629,514             -
   Distribution received from unconsolidated joint venture          1,252,443             -                 -
   Receipt of cash held in escrow                                  13,723,196       (13,723,196)            -
   Equipment purchased                                             (4,250,000)      (11,372,506)     (24,415,212)
   Investment in option                                                  -           (1,700,000)            -
   Proceeds from sale of unguaranteed residual                         63,539             -                 -
   Investment in joint venture                                     (4,516,929)       (3,273,407)            -
   Investment in unguaranteed residual values                            -           (2,406,128)            -
   Initial direct costs paid                                       (2,242,352)       (1,239,802)      (2,386,693)
   Prepaid initial direct costs included in other assets                 -           (2,237,025)            -
   Distribution to minority interest in joint venture                (559,605)            -                 -
                                                              ---------------   ---------------  ---------------

       Net cash provided by (used in) investing activities          5,811,388       (35,322,550)     (26,801,905)
                                                              ---------------   ---------------  ---------------

                                                                                          (continued on next page)

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (Continued)

       For the Years Ended December 31, 2002, 2001 and for the Period from
            February 7, 2000 (date of inception) to December 31, 2000

                                                                     2002            2001               2000
                                                                     ----            ----               ----
Cash flows from financing activities:
   Proceeds from non-recourse borrowings                            3,593,693               -            -
   Issuance of limited partnership units,
     net of offering expenses                                              -         46,611,119       19,013,881
   Initial limited partners' capital contributions                         -                -              2,000
   Refund initial limited partners' contribution                           -                -             (1,000)
   Proceeds from notes payable - recourse                                  -          2,500,000        7,000,000
   Payment of notes payable - recourse                             (2,500,000)       (7,000,000)         -
   Payment of non-recourse borrowings                                (325,850)       (1,348,581)         (80,776)
   Cash distributions to partners                                  (8,138,359)       (4,982,809)        (541,936)
   Redemption of limited partnership units                           (116,949)              -            -
   Minority interests in consolidated joint ventures                       -                -          1,493,136
                                                              ---------------   ---------------  ---------------

       Net cash (used in) provided
         by financing activities                                   (7,487,465)       35,779,729       26,885,305
                                                              ---------------   ---------------  ---------------

Net increase in cash and cash equivalents                           2,814,374         4,368,946        1,315,706

Cash and cash equivalents at beginning of the period                5,684,652         1,315,706          -
                                                              ---------------   ---------------  ---------------

Cash and cash equivalents at end of period                    $     8,499,026   $     5,684,652  $     1,315,706
                                                              ===============   ===============  ===============


                                                       (continued on next page)

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (Continued)

Supplemental Disclosure of Cash Flow Information

     For the years ended December 31, 2002, 2001 and the period from February 7, 2000 (date of inception) to December 31, 2000 non-cash activities included the following:

                                                                      2002             2001              2000
                                                                      ----             ----              ----
Value of equipment and receivables to
   purchase equipment for debt                                  $     70,495,058  $    30,693,861  $     60,578,610
Non-recourse notes payable and promissory
   note assumed in purchase prices                                   (70,495,058)     (30,693,861)      (60,578,610)
                                                                ----------------  ---------------  ----------------

                                                                $          -      $          -     $         -
                                                                ================  ===============  ================

Principal and interest on direct finance receivables
   paid directly to lenders by lessees                          $      4,937,811  $     1,030,007  $         -

Rental income on operating lease receivables paid                     19,268,406       16,181,472            -
   directly to lenders by lessees

Principal and interest paid directly to lenders by lessees
   paid annually to lenders by lessees                               (24,206,217)     (17,211,479)           -
                                                                ----------------  ---------------  ----------------

                                                                $          -      $          -     $         -
                                                                ================  ===============  ================

Interest paid directly to lenders by lessees pursuant to
   non-recourse financings                                      $      6,822,451  $     4,620,569           -

Interest accrued                                                            -              66,710            -

Other interest paid                                                      426,956          322,875           123,815
                                                                ----------------  ---------------  ----------------

Total interest expense                                          $      7,249,407  $     5,010,154  $        123,815
                                                                ================  ===============  ================






See accompanying notes to consolidated financial statements.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

              For the Years Ended December 31, 2002, 2001 and 2000

1.   Organization

     ICON Income Fund Eight B L.P. (the "Partnership") was formed on February 7, 2000 as a Delaware limited partnership with an initial capitalization of $2,000. It was primarily formed to acquire various types of equipment subject to lease with third parties. The Partnership's maximum offering was $75,000,000. The Partnership commenced business operations on its initial closing date, June 14, 2000, with the admission of limited partners representing 15,815.51 limited partnership units at the offering price of $100 per unit aggregating $1,581,551 of capital contributions. As of October 17, 2001 (the final closing date), 734,184.49 additional units had been admitted into the Partnership with aggregate gross proceeds of $73,418,449 bringing the total admission to 750,000 units totaling $75,000,000 in capital contributions. The Partnership redeemed 1,554.15 units during 2002, leaving 748,445.85 limited partnership units outstanding at December 31, 2002.

     The General Partner of the Partnership is ICON Capital Corp. (the "General Partner"), a Connecticut corporation. The General Partner manages and controls the business affairs of the Partnership's equipment, leases and financing transactions under a management agreement with the Partnership.

     ICON Securities Corp., an affiliate of the General Partner, received an underwriting commission from the gross proceeds from sales of all units. The General Partner received organization and offering expenses from the gross proceeds of such sales The total underwriting compensation paid by the Partnership, including underwriting commissions, sales commissions, incentive fees, public offering expense reimbursements and due diligence activities was limited to 13.5% of gross proceeds up to $25,000,000, 12.5% of gross proceeds from $25,000,001 to $50,000,000 and 11.5% of gross proceeds from $50,000,001 to
$75,000,000. Such offering expenses aggregated $9,375,000, including $2,166,025 and $1,208,975 paid to the General Partner or its affiliates in 2001 and 2000, respectively (see Note 9) and were charged directly to limited partners' equity.

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

2.   Significant Accounting Policies

     Basis of Accounting and Presentation - The Partnership's records are maintained on the accrual basis. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the General Partner's management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and revenues and expenses during the reporting periods. Significant estimates include the allowance for doubtful assets and unguaranteed residual values. Management believes that the estimates and assumptions utilized in preparing its financial statements are reasonable and prudent. In addition, management is required to disclose contingent assets and contingent liabilities. Actual results could differ from those estimates.

         ICON Income Fund Eight B L.P. (A Delaware Limited Partnership)

     Consolidation - The consolidated financial statements include the accounts of the Partnership and its majority owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. The Partnership accounts for its interests in 50% or less owned joint ventures under the equity method of accounting. In such cases, the Partnership's original investments are recorded at cost and adjusted for its share of earnings, losses and distributions thereafter.

     Cash and Cash Equivalents - Cash and cash equivalents are defined as cash in banks and highly liquid investments with original maturity dates of three months or less. The Partnership's cash and cash equivalents are held principally at one financial institution and at times may exceed insured limits.

     Leases and Revenue Recognition - The Partnership accounts for owned equipment leased to third parties as finance leases or operating leases, as appropriate. For finance leases, the Partnership records, at the inception of the lease, the total minimum lease payments receivable, the estimated unguaranteed residual values, the initial direct costs related to the leases and the related unearned income. Unearned income represents the difference between the sum of the minimum lease payments receivable plus the estimated unguaranteed residual minus the cost of the leased equipment. Unearned income is recognized as finance income over the terms of the related leases following the interest method. For operating leases, equipment is recorded at cost and is depreciated on the straight-line method over the lease terms to their estimated fair market values at lease terminations and subject to the Partnership's impairment policy. Related lease rentals are recognized on the straight-line method over the lease terms. Billed and uncollected operating lease receivables are included in other assets. Initial direct costs of finance leases are capitalized and are amortized over the terms of the related leases using the interest method. Initial direct costs of operating leases are capitalized and amortized on the straight-line method over the lease terms.

     Equipment Held for Sale or Lease - This equipment is carried at cost,  less
accumulated  depreciation,   subject  to  the  Partnership's  impairment  policy
discussed below.

     Investments in Unguaranteed Residual Values - The Partnership carries its investments in the future estimated unguaranteed residual values of assets at cost, which is equal to or less than market value, subject to the Partnership's policy relating to impairments of residuals. Gains or losses will be recognized upon the sale or disposition of the investments.

     Investments in Options - The Partnership carries its investment in an option to purchase equipment at cost, which is equal to or less than market value, subject to the Partnership's policy relating to impairment. Gain or loss will be recognized upon the sale or disposition of the investment.

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

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     The Partnership measures its impairment loss as the amount by which the carrying amount of the residual value exceeds the estimated proceeds to be received by the Partnership from re-lease or sale of the equipment. Generally, third party appraisals, reviews of future cash flows and anticipated future cash flows and detailed market analyses are used as the basis for measuring whether an impairment loss should be recognized.

     Allowance for Doubtful Accounts - The Partnership records a provision for bad debts to provide for estimated credit losses in its portfolio. The allowance for doubtful accounts is based on the ongoing analysis of delinquency trends, loss experience and an assessment of overall credit risk. The Partnership's write-off policy is based on an analysis of the aging of the Partnership's portfolio, a review of the non-performing receivables and leases, and prior collection experience. An account is fully reserved for or written off when the analysis indicates that the probability of collection of the account is remote.

     Fair Value of Financial Instruments - Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments" requires disclosures about the fair value of financial instruments. Separate disclosure of fair value information as of December 31, 2001 and 2000 with respect to the Partnership's assets and liabilities is not provided because
(i) SFAS No. 107 does not require disclosures about the fair value of lease arrangements and (ii) the carrying value of financial assets, other than lease related investments, and certain other payables approximates market value and
(iii) fair value information concerning certain non-recourse debt obligations is not practicable to estimate without incurring excessive costs to obtain all the information that would be necessary to derive a market interest rate.

     Redemption of Limited Partnership Units - The General Partner consented to the Partnership redeeming 1,554.15 units during 2002. The redemption amounts are calculated following the specified redemption formula in accordance with the Partnership Agreement. Redeemed units have no voting rights and do not share in distributions. The Partnership Agreement limits the number of units which can be redeemed in any one year and redeemed units may not be reissued. Redeemed limited partnership units are accounted for as a deduction from partners' equity.

     Income Taxes - No provision for income taxes has been recorded since the liability for such taxes is that of each of the partners rather than the Partnership. The Partnership's income tax returns are subject to examination by the federal and state taxing authorities, and changes, if any, could adjust the individual income taxes of the partners.

     Reclassification - Certain items from prior years have been reclassified to conform to the presentation used in 2002.

     New Accounting Pronouncements - In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143") which is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Partnership does not expect that the adoption of SFAS No. 143 will have a material impact on its financial position, results of operations or cash flows.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     Effective January 1, 2002, the Partnership adopted the SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment or in a distribution to the owners) or classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the costs to sell. The adoption of SFAS No. 144 did not have any effect on the Partnership's financial position or results of operations as the provisions of SFAS No. 144 are similar to the Partnership's current policy for impairment review.

     Effective January 1, 2002, the Partnership adopted SFAS No. 145, "Recession of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). SFAS No. 145 amends SFAS No. 13 Accounting for Leases to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions of the Statement related to Statement No. 13 were effective for transactions occurring after May 15, 2002, the adoption of which did not have a material effect on the Partnership's financial statements.

     On July 30, 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). The standard replaced Emerging Issues Task Force (EITF) issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" and requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is effective prospectively to exit or disposal activities initiated after December 31, 2002. The impact on the Partnership's financial statement from the application of this standard is dependent on any exit or disposal activities in 2003.

     The Partnership does not believe that any other recently issued, but not yet effective, accounting standards will have a material effect on the Partnership's financial position or results of operations.

3.   Consolidated Ventures and Investments in Unconsolidated Joint Ventures

     The Partnership and its affiliates formed six joint ventures discussed below for the purpose of acquiring and managing various assets. The Partnership and its affiliates have identical investment objectives and participate on the same terms and conditions. The Partnership has a right of first refusal to purchase the equipment, on a pro-rata basis, if any of the affiliates desire to sell their interests in the equipment.

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

     ICON Aircraft 24846, LLC
     ------------------------

     In 2000, the Partnership and two affiliates, L.P. Seven and Fund Eight A formed ICON Aircraft 24846 LLC ("ICON Aircraft 24846") for the purpose of acquiring an investment in an aircraft leased to a commercial airline for a purchase price of $44,515,416, which was funded with cash of $2,241,371 and non-recourse debt of $42,274,045. The rents and the aircraft have been assigned to the non-recourse lender. The lease is scheduled to expire in March 2003, at which time the balance of the non-recourse debt outstanding is scheduled to be approximately $34,500,000. The Partnership is currently negotiating a lease agreement with another overseas based airline. Upon termination of the current lease, the aircraft will first be upgraded before re-leasing. The Partnership, L.P. Seven and Fund Eight A have ownership interests of 96.0%, 2.0% and 2.0%, respectively, in ICON Aircraft 24846.

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

Investments in Unconsolidated Joint Ventures

     The Partnership and its affiliates formed four joint ventures discussed below for the purpose of acquiring and managing various assets. The Partnership and its affiliates have identical investment objectives and participate on the same terms and conditions. The Partnership has a right of first refusal to purchase the equipment, on a pro-rata basis, if any of the affiliates desire to sell their interests in the equipment.

     The four joint ventures described below are 50%, 49%, 5% and 15% owned by the Partnership and are accounted for under the equity method.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     ICON Aircraft 126, LLC
     ----------------------

     In early 2002, the Partnership and ICON Income Fund Nine LLC ("Fund Nine") formed ICON Aircraft 126 LLC ("ICON 126") for the purpose of acquiring all of the outstanding shares of Delta Aircraft Leasing Limited ("D.A.L."), a Cayman Islands registered company, which owns, through an Owner Trust, an Airbus A340-313X aircraft which is on lease to Cathay Pacific through March 2006. The stock was acquired for $4,250,000 in cash. The aircraft owned by D.A.L. is subject to non-recourse debt provided by unaffiliated lenders. As of December 31, 2002, there was $67,277,879 outstanding under the non-recourse debt.

     The Partnership and Fund Nine each own a 50% interest in ICON 126. ICON 126 consolidates the financial position and results of operations of D.A.L. in its financial statements.

     The Partnership's original investment in ICON 126 was recorded at a cost of $3,242,901, inclusive of related acquisition fees of $1,117,901.

     Information as to the consolidated financial position and results of operations of ICON 126 as of and for the year ended December 31, 2002 is summarized below:

                                       December 31, 2002

Assets                                  $    74,332,428
                                        ===============

Liabilities                             $    67,598,170
                                        ===============

Equity                                  $     6,734,258
                                        ===============

Partnership's share of equity           $     3,367,129
                                        ===============

                                       For the Year Ended
                                       December 31, 2002

Net income                              $       248,456
                                        ===============

Partnership's share of net income       $       124,228
                                        ===============

     ICON SPK 2023-A, LLC
     --------------------

     In the quarter ended March 31, 2002, the Partnership and Fund Nine formed ICON SPK 2023-A, LLC ("ICON SPK") for the purpose of acquiring a portfolio of leases for an aggregate purchase price of $7,750,000 in cash. The leases expire on various dates commencing April 2003 through April 2008.

     The Partnership and Fund Nine have ownership interests of 49% and 51%, respectively. The Partnership accounts for its investment following the equity method. The Partnership's original investment was recorded at a cost of $3,797,500 and is adjusted for its share of earnings, losses, and distributions thereafter.

     In June 2002, the Partnership paid ICON SPK $113,925 for its pro-rata share of the acquisition fees.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     Information as to the financial position and results of operations of ICON SPK as of and for the year ended December 31, 2002 is summarized below:

                                            December 31, 2002
                                            -----------------

     Assets                                  $     6,452,790
                                             ===============

     Liabilities                             $       522,168
                                             ===============

     Equity                                  $     5,930,622
                                             ===============

     Partnership's share of equity           $     2,906,004
                                             ===============

                                            For the Year Ended
                                            December 31, 2002
                                            -----------------

     Net income                              $       504,129
                                             ===============

     Partnership's share of net income       $       247,022
                                             ===============

     Distributions                           $     2,556,006
                                             ===============

     Partnership's share of distributions    $     1,252,443
                                             ===============

     ICON/Kenilworth LLC
     -------------------

     On September 30, 2002, the Partnership and Fund Nine formed ICON/Kenilworth LLC for the purpose of acquiring a natural gas-fired 25MW co-generation facility for a total purchase price of $8,630,000 in cash, with an assumed non-recourse debt of $7,658,892, consisting of a senior debt of $7,420,156 and a junior debt of $238,736. The facility is subject to a lease with Energy Factors Kenilworth, Inc., and the lease expires in July 2004. In addition, there was a total of $459,843 in acquisition fees paid to the General Partner.

     Subsequent to the closing of the acquisition, the purchase price was adjusted by the following amounts. The cash amount was reduced to $8,410,000 and the non-recourse debt was reduced to $6,918,091, with an adjustment of $740,801 to the senior debt.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     The Partnership and Fund Nine have ownership interests of 5% and 95%, respectively. The Partnership accounts for the investment following the equity method. The Partnership's original investment was recorded at a cost of $443,492, inclusive of related acquisition fees of $22,992 and is adjusted for its share of earnings, losses and distributions thereafter.

     Information as to the financial position of ICON/Kenilworth LLC as of December 31, 2002 is summarized below:

                                         December 31, 2002

  Assets                                  $    15,157,182
                                          ===============

  Liabilities                             $     6,109,365
                                          ===============

  Equity                                  $     9,047,817
                                          ===============

  Partnership's share of equity           $       452,391
                                          ===============

                                         For the Year Ended
                                         December 31, 2002

  Net income                              $       177,974
                                          ===============

  Partnership's share of net income       $         8,899
                                          ===============

     ICON Aircraft 46835, LLC
     ------------------------

     In December 2002, the Partnership and Fund Nine formed ICON Aircraft 46835, LLC ("ICON 46835") for the purpose of acquiring an investment in a McDonnell Douglas DC-10-30F aircraft leased to a global provider of transportation for a purchase price of $25,291,593, which was funded with cash of $3,000,000 and non-recourse debt of $22,291,593. The rents and the aircraft have been assigned to the non-recourse lender. The lease is scheduled to expire in March 2007, at which time the balance of the non-recourse debt outstanding is scheduled to be approximately $2,708,000. In addition, there was a total of $758,748 in acquisition fees paid to the General Partner of which the Partnership's share was $113,812.

     The Partnership and Fund Nine have ownership interests of 15% and 85% respectively. The Partnership accounts for the investment following the equity method. The Partnership's original investment was recorded at a cost of $450,000 inclusive of related acquisition fees of $113,812 and is adjusted for its share of earnings, losses, and distributions thereafter.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

     Information as to the financial position and results of operations of ICON 46835 as of and for the year ended December 31, 2002 is summarized below:

                                         December 31, 2002

  Assets                                  $    26,071,518
                                          ===============

  Liabilities                             $    22,303,057
                                          ===============

  Equity                                  $     3,768,461
                                          ===============

  Partnership's share of equity           $       565,269
                                          ===============

                                         For the Year Ended
                                          December 31, 2002

  Net income                              $         9,715
                                          ===============

  Partnership's share of net income       $         1,457
                                          ===============

     Seacor Joint Ventures
     ---------------------

     On July 13, 2001, the Partnership and L.P. Seven formed three joint ventures known as "ICON/Janson Graham LLC," "ICON/Pearl Graham LLC" and "ICON Amanda Graham LLC", the three of which are referred to collectively as the "Seacor Joint Ventures". L.P. Seven contributed three offshore supply vessels (one to each of the Seacor Joint Ventures) with a net book value and approximate market value of $7,595,271, and the Partnership contributed $3,273,407 in cash into the Seacor Joint Ventures. The Partnership and L.P. Seven received 30.12% and 69.88% ownership interests, respectively, in each of the Seacor Joint Ventures as a result of these contributions.

     The Partnership had the right during the first year of the Seacor Joint Ventures to sell any of its three joint venture interests to L.P. Seven at a price equal to 110% of its outstanding investment balance for any vessel that did not generate rental revenue for a three month period. All three vessels were off-lease for part of the third quarter and the entire fourth quarter of 2001. On December 31, 2001 the Partnership exercised its right and sold its interests in the Seacor Joint Ventures back to L.P. Seven for $3,644,701 representing 110% of its outstanding investment balance which amount is included in due from affiliates on the balance sheet as of December 31, 2001. The Partnership recognized a net gain of $327,341 on the sale of its joint venture investment and $43,953 as its share of income from the joint venture during 2001.

4.   Investments in Unguaranteed Residual Values

     During the year ended December 31, 2001, the Partnership acquired residual interests in a portfolio of technology and other equipment leases for $2,406,128. Leases in this portfolio have expiration dates ranging from March 2003 through March 2005.

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

6.   Finance Lease Receivables

     Non-cancelable minimum annual amounts receivable on finance leases are as follows:

                       Year Ending
                       December 31,
                       ------------

                           2003                      $      8,773,388
                           2004                             7,607,104
                           2005                             4,737,432
                           2006                             3,048,481
                           2007                               338,415
                                                     ----------------

                                                     $     24,504,820
                                                     ================

     Included in the above table are scheduled payments of $16,090,450 and $2,734,738 with respect to equipment on lease to Kmart, Inc. and Regus Business Center Corp., respectively. (See Note 10)

7.   Investments in Operating Leases

     In the fourth quarter of 2000, the Partnership, through a consolidated joint venture, ICON Aircraft 24846, acquired an aircraft leased to a commercial airline for a purchase price of $44,515,416, which amount was funded with $2,241,371 of cash and $42,274,045 in floating rate non-recourse notes payable. The lease, which expires in March 2003, provides for rental payment amounts to match the non-recourse floating rate debt obligation secured by the lease and the aircraft (see Note 8) until March 2003, at which time the balance of the related non-recourse debt outstanding is scheduled to be approximately $34,500,000. The Partnership is currently negotiating a lease payment agreement with another overseas based airline. Upon termination of current lease, the aircraft will first be upgraded before re-leasing. The outstanding balance at December 31, 2002 is $35,419,214. Also in the fourth quarter of 2000, the Partnership acquired, through ICON Cheyenne, a portfolio of various types of equipment leased to several lessees. The purchase price of this portfolio totaled $29,705,716 of which $11,401,151 was provided in cash and $18,304,565 was provided in non-recourse debt.

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

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     In early 2002, the Partnership formed ICON Aircraft 123 LLC ("ICON 123") as a wholly owned subsidiary for the purpose of acquiring all of the outstanding shares of Alpha Aircraft Leasing Limited ("A.A.L."), a Cayman Islands registered company, which owns, through an Owner Trust, an Airbus A340-313X aircraft which is on lease to Cathay Pacific through March 2006. The stock was acquired in the first quarter of 2002 for $4,250,000 in cash. The aircraft owned by Alpha is subject to non-recourse debt provided by unaffiliated lenders. The lenders have a security interest in the aircraft and an assignment of the rentals under the lease. The fair value of the aircraft was $75,263,566 at the date of acquisition and the principal balance of the debt was $70,495,058 at such date.

     The investment in operating leases at December 31, 2002 and 2001 consisted of the following:

                                                                2002                      2001
                                                                ----                      ----

     Equipment cost, beginning of year                     $   95,156,568            $   76,284,645

     Equipment acquisitions                                    75,263,566                19,182,105
     Initial direct costs                                       2,242,352                   562,699

     Equipment dispositions                                    (6,336,543)                 (872,881)
                                                           --------------            --------------
     Equipment cost, end of year                              166,325,943                95,156,568
                                                           --------------             -------------

     Accumulated depreciation, beginning of year              (11,456,484)                 (111,940)
     Accumulated depreciation on
       equipment dispositions                                   2,036,346                   335,991
     Depreciation expense                                     (14,171,054)              (11,680,535)
                                                           --------------            --------------
     Accumulated depreciation, end of year                    (23,591,192)              (11,456,484)
                                                           --------------            --------------

     Investments in operating leases, end of year          $  142,734,751            $   83,700,084
                                                           ==============            ==============


     Non-cancelable minimum annual amounts receivable on operating leases are as follows:

                          Year Ending
                         December 31,
                         ------------

                           2003                      $     17,179,114
                           2004                            12,706,296
                           2005                            12,004,533
                           2006                             2,826,488
                           2007                               727,224
                           Thereafter                         177,766
                                                     ----------------

                                                     $     45,621,421
                                                     ================

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

                                December 31, 2002

8.   Notes Payable

     Notes payable non-recourse consists of 67,419,745 attributable to ICON 123, $35,419,214 attributable to ICON Aircraft 24846, $4,796,713 attributable to ICON Cheyenne, $13,778,386 attributable to the Kmart leases (see Note 10) and $11,817,281 attributable to other acquisitions. The ICON 123 note carries a fixed interest rate of 5.35%; the ICON Aircraft 24846 note carries a floating interest rate of Libor plus 2.25%; the related lease rate adjusts on a similar basis. The ICON Cheyenne notes carry fixed interest rates ranging from 5.52% to 10.05% and the remaining notes carry fixed interest rates ranging from 6.27% to 10.00%. Of the $25,595,667 non-recourse debt discussed above, $1,911,210 requires payments of interest only to June 2004, followed by four years where there are no interest payments due until maturity.

     During the quarter ended June 30, 2002, the Partnership entered into a $17,500,000 joint and several line of credit agreement dated as of May 30, 2002 shared with L.P. Seven and Fund Eight A (the "Initial Funds"), with Comerica Bank as lender. Under the terms of the agreement, the Partnership may borrow at a rate equal to the Comerica Bank base rate plus 1% (together, 5.25% at December 31, 2002) and all borrowings are to be jointly and severally collateralized by the present values of rents receivable and equipment owned by all of the Initial Funds sharing in the joint line of credit. On December 12, 2002, the agreement was amended to admit ICON Income Fund Nine, LLC, collectively along with the Initial Funds (the "Funds"), as a borrower sharing the $17,500,000 joint line of credit agreement. The Funds have entered into a Contribution Agreement, dated as of May 30, 2002, as amended December 12, 2002, pursuant to which the Funds have agreed to restrictions on the amount and the terms of their respective borrowings under the line of credit in order to minimize the risk that a Fund would not be able to repay its allocable portion of the outstanding revolving loan obligation at any time, including restrictions on any Fund borrowing in excess of the lesser of (A) an amount each Fund could reasonably expect to repay in one year out of its projected free cash flow, or (B) the greater of (i) the Borrowing Base (as defined in the line of credit agreement) as applied to such Fund, and (ii) 50% of the net worth of such Fund. The Contribution Agreement provides that, in the event a Fund pays an amount under the agreement in excess of its allocable share of the obligation under the agreement whether by reason of an Event of Default or otherwise, the other Funds will immediately make a contribution payment to such Fund in such amount that the aggregate amount paid by each Fund reflects its allocable share of the aggregate obligations under the agreement. The Funds' obligations to each other under the Contribution Agreement are collateralized by a subordinate lien on the assets of each participating Fund. The expiration date of this line of credit is May 31, 2003. The Partnership violated a financial covenant at December 31, 2002 creating an Event of Default. The bank granted a waiver to the Partnership with respect to this Event of Default. As of December 31, 2002, there were no borrowings by the Partnership under the line. Aggregate borrowing by all Funds under the line of credit agreement aggregated $9,731,310 on December 31, 2002.

     Notes payable also includes a recourse promissory note. Upon investing in the option to purchase an aircraft (see Note 6), the Partnership assumed recourse debt of $400,000, which bears interest at the rate of 8.5% per annum and matures in May 2012 (or earlier if the option is exercised earlier).

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

                                December 31, 2002

     The notes payable mature as follows:

                          Notes Payable       Notes Payable
     Year                 Non-Recourse           Recourse           Total
     ----                --------------      --------------    -------------

     2003              $     49,815,511      $        -        $   49,815,511
     2004                    12,078,620               -            12,078,620
     2005                    11,609,062               -            11,609,062
     2006                    56,842,498               -            56,842,498
     2007                       680,581               -               680,581
     Thereafter               2,205,067             400,000         2,605,067
                       ----------------      --------------    --------------
                       $    133,231,339      $      400,000    $  133,631,339
                       ================      ==============    ==============

9.   Related Party Transactions

     Fees and other expenses paid or accrued by the Partnership to the General Partner or its affiliates for the period ended December 31, 2002 and 2001, were as follows:

                                   2002           2001            2000
                                   ----           ----            ----
Organization and
  offering expenses       $         -         $   1,105,652  $     769,348    Charged to equity
Underwriting commissions            -             1,060,373        439,627    Charged to equity
Acquisition fees              3,498,611           3,122,207      2,386,693    Capitalized
Management fees               2,137,679           1,344,637         92,140    Charged to operations
Administrative expense
  reimbursements                966,832             572,981         37,441    Charged to operations
                          ---------------     -------------  -------------

                          $   6,603,122       $   7,205,850  $   3,725,249
                          =============       =============  =============



     In accordance with the terms of the Management Agreement, the Partnership pays the General Partner acquisition fees of 3% of equipment value acquired, as defined. Additionally the General Partner is entitled to management fees based upon lease rentals (ranging from 1% to 7% depending upon the lease structure). In addition, the General Partner is reimbursed for expenses incurred in connection with the Partnership's operations (See Note 1 for information relating to organization and offering expenses and underwriting commissions).

     In December 2001 the Partnership entered into three agreements to purchase lease investments directly or through joint ventures (see Note 4). Prepaid acquisition fees totaling $2,237,825 were paid to General Partner in the fourth quarter of 2001 with respect to the three proposed acquisitions, which amounts were included in the caption Other assets on the December 31, 2001 consolidated balance sheet. Two of the purchase agreements representing acquisition fees of $2,123,100 were cancelled and the acquisition fees paid to the General Partner were returned.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

10.  Contingencies

(a) Unit repurchases
    ----------------

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

(b)      Kmart
         -----

     Kmart, Inc., ("Kmart") with whom the Partnership has five leases, filed for Chapter 11 bankruptcy protection in January 2002. The Partnership's finance leases with Kmart were acquired during 2001 for $18,234,262, comprised of a total cash investment of $681,720 and the assumption of $17,552,542 of non recourse debt. Through March 1, 2003, Kmart has made all scheduled rental payments. The bankruptcy court has not ruled on the affirmation of the leases as of the date of this report. Management has deemed an allowance for doubtful accounts unnecessary at December 31, 2002.

(c)      Regus
         -----

     Regus Business Center Corp. ("Regus"), with whom the Partnership has an equipment lease, filed for Chapter 11 bankruptcy protection in the United States of America on January 14, 2003. The Partnership's finance leases with Regus were acquired in July 2000 at a cost of $5,303,089, and the total lease receivable is $2,734,738 as of December 31, 2002. Regus has not paid January or February rents for 2003, and management is currently negotiating an amended lease agreement whereby Regus will commence making payments on March 15, 2003 continuing for forty eight months at a new reduced rental rate. Management has deemed an allowance for doubtful accounts unnecessary at December 31, 2002.

11.  Subsequent Event

     The Partnership has entered into a binding agreement to purchase an aircraft through a joint venture with an affiliate in which the Partnership will have a 90% ownership interest. The acquisition is expected to be completed in the first quarter of 2003. The joint venture is expecting to invest approximately $3.08 million and assume non-recourse debt of approximately $24.2 million, for a total purchase price of approximately $27.28 million.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

12.  Tax Information (Unaudited)

     The following table reconciles net income for financial statement reporting purposes to income for federal income tax purposes for the years ended December 31, 2002 and 2001 and the period from February 7, 2000 (date of inception) to December 31, 2000.

                                                                     2002            2001             2000
                                                                     ----            ----             ----
Net income for financial statement
       reporting purposes                                     $    (136,897)    $     820,109    $     291,236
     Temporary differences due to:
       Direct finance leases                                     (1,203,869)        3,191,450        1,160,940
       Depreciation                                                (765,632)       (5,717,920)      (1,212,261)
       Tax loss from joint venture                                1,053,874        (3,652,921)               -
       Rent - consolidated joint venture                        (11,871,292)       (6,052,762)               -
       Interest expense - consolidated joint venture              5,151,595         2,629,810           83,585
       Other                                                        267,647          (341,012)        (337,779)
                                                              -------------     -------------    -------------
     Net loss for federal income
       tax reporting purposes                                 $  (7,504,574)    $  (9,123,246)   $     (14,279)
                                                              =============     =============    =============



     As of December 31, 2002, the partners' capital accounts included for financial statements reporting purposes totaled $52,820,395 compared to the partners' capital accounts for federal income tax reporting purposes of $44,880,779 (unaudited). The difference arises primarily from temporary differences between net income for financial statement reporting purposes and net loss for federal income tax purposes, such as accelerated depreciation for tax purposes and the difference in the tax and financial statements treatment of finance leases, partially offset by commissions reported as a reduction in the partners' capital accounts for financial statement reporting purposes but not for federal income tax reporting purposes.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

13.  Quarterly Financial Data (Unaudited)

     The following table is a summary of financial data by quarter for the year ended December 31, 2002 and 2001:

                                                                           For the Quarter Ended
                                                                           ---------------------


                                                 March 31            June 30,       September 30,         December 31,
                                                 --------            -------        ------------          -----------
2002
     Revenues                                  $   6,082,971      $    6,725,602    $   6,527,843       $     6,130,945
                                               =============      ==============    =============       ===============

     Net income allocable to
       limited partners                        $     519,074      $     (307,185)   $    (144,988)      $      (202,429)
                                               =============      ==============    =============       ===============

     Net income per weighted
       average limited partnership unit        $         .69       $        (.41)    $       (.19)      $          (.27)
                                               =============       ==============    =============      ================

2001
     Revenues                                  $   4,557,329      $    5,096,340    $   5,294,812       $     5,283,515
                                               =============      ==============    ==============       ===============

     Net income allocable to
       limited partners                        $      12,880      $      161,882    $       5,692       $       631,454(1)
                                               =============      ==============    =============       ===============

     Net income per weighted
       average limited partnership unit        $        0.05       $        0.45     $       0.01       $          1.11
                                               =============       =============     ============       ===============



(1) The fourth quarter of 2001 included approximately $327,000 of gain from the sale of a joint venture interest to an affiliate (See Note 3).

14.      Significant Lessees

     The Partnership had two and one lessee who accounted for more than 10% of the Partnership's total revenue during the years ended December 31, 2002 and 2001, respectively. During 2002, equipment leased to Cathay Pacific and BAE Systems PLC generated 27% and 10% of total revenue, respectively. During 2001, equipment leased to BAE Systems PLC generated 11% of total revenue.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                                December 31, 2002

Item  9.  Changes  in and  Disagreements  with  Accountants  on  Accounting  and
          ----------------------------------------------------------------------
Financial Disclosure
--------------------

     The information required by Item 304 of Regulation S-K was previously filed as part of the Partnership's Current Reports on Form 8-K filed on February 5, 2003.

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

     The officers and directors of the General Partner are as follows:

Beaufort J.B. Clarke      Chairman, Chief Executive Officer and Director

Paul B. Weiss             President and Director

Thomas W. Martin          Executive Vice President and Director

     Beaufort J. B. Clarke, age 56, has been Chairman, Chief Executive Officer and Director of the General Partner since 1996. Prior to his present position, Mr. Clarke was founder and the President and Chief Executive Officer of Griffin Equity Partners, Inc. Mr. Clarke was an attorney with Shearman and Sterling and has over 20 years of senior management experience in the United States leasing industry.

     Paul B. Weiss, age 42, is President and Director of the General Partner. Mr. Weiss has been exclusively engaged in lease acquisitions since 1988 from his affiliations with the General Partner since 1996, Griffin Equity Partners (as Executive Vice President from 1993-1996); Gemini Financial Holdings (as Senior Vice President-Portfolio Acquisitions from 1991-1993) and Pegasus Capital Corporation (as Vice President-Portfolio Acquisitions from 1988-1991). He was previously an investment banker and a commercial banker.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                                December 31, 2002

     Thomas W. Martin, age 49, has been Executive Vice President of the General Partner since 1996. Prior to his present position, Mr. Martin was the Executive Vice President and Chief Financial Officer of Griffin Equity Partners, Inc. (1993-1996), Gemini Financial Holdings (as Senior Vice President from 1992-1993) and Chancellor Corporation (as Vice President-Syndications from 1985-1992). Mr. Martin has 17 years of senior management experience in the leasing business.

Item 11.  Executive Compensation
          ----------------------

     The Partnership has no directors or officers. The General Partner and its affiliates were paid or accrued the following compensation and reimbursement for costs and expenses for the period ended December, 31, 2002 and 2001.

        Entity                  Capacity          Type of Compensation                2002           2001
        ------                  --------          ------- ------------                ----           ----

ICON Capital Corp.         General Partner      Organization and
                                                  offering expenses               $        -     $   1,105,652
ICON Securities Corp.      Dealer-Manager       Underwriting commissions                    -        1,060,373
ICON Capital Corp.         Manager              Acquisition fees                      3,498,611      3,122,207
ICON Capital Corp.         General Partner      Management fees                       2,137,679      1,344,637
ICON Capital Corp.         General Partner      Administrative expense
                                                  reimbursements                        966,832        572,981
                                                                                  -------------  -------------

                                                                                  $   6,603,122  $   7,205,850
                                                                                  =============  =============



Item 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

(a) The Partnership is a limited partnership and therefore does not have voting shares of stock. No person of record owns, or is known by the Partnership to own beneficially, more than 5% of any class of securities of the Partnership.

(b) As of March 31, 2003, Directors and Officers of the General Partner do not own any equity securities of the Partnership.

(c) The General Partner owns the equity securities of the Partnership set forth in the following table:

       Title                     Amount Beneficially                 Percent
     of Class                        Owned                          of Class
     --------      -------------------------------------------       --------

 General Partner   Represents initially a 1% and potentially a          100%
   Interest        10% interest in the Partnership's income, gain
                   and loss deductions.

Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

     None other than those disclosed in Item 11 herein and in Notes 3, 4 and 10 to the Consolidated Financial Statements.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                                December 31, 2002

Item 14.  Control and Procedures
          ----------------------

     Beaufort J.B. Clarke and Thomas W. Martin, the Principal Executive and Principal Financial Officers, respectively, of ICON Capital Corp. ("ICC"), the General Partner of the Partnership, have evaluated the disclosure controls and procedures of the Partnership within 90 days prior to the filing of this annual report. As used herein, the term "disclosure controls and procedures" has the meaning given to the term by Rule 13a-14 under the Securities Exchange Act of 1934, as amended ("Exchange Act"), and includes the controls and other procedures of the Partnership that are designed to ensure that information required to be disclosed by the Partnership in the reports that it files with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. As part of their evaluation, Messrs. Clarke and Martin conferred with the finance and accounting staff of ICC and the finance and accounting staff of ICON Holdings Corp., the parent of ICC. Based upon their evaluation, Messrs. Clarke and Martin have concluded that the Partnership's disclosure controls and procedures provide reasonable assurance that the information required to be disclosed by the Partnership in this report is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms applicable to the preparation of this report.

     There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls subsequent to the evaluation described above conducted by ICC's principal executive and financial officers.

PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
          ---------------------------------------------------------------

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

        (iii) Loan and Security Agreement

         (iv) First Amendment to Loan and Security Agreement

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                                December 31, 2002

(b) Reports on Form 8-K

     Form 8-K filed on February 5, 2003.
     Item 4.  Changes in Registrant's Certifying Accountant

(c)  Exhibits

          10.1 Loan and Security Agreement
          10.2 First Amendment to Loan and Security Agreement
          99.1 Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C.ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
          99.2 Certification of Executive Vice President and Principal Financial and Accounting Officer pursuant to 18 U.S.C.ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(d)      Unconsolidated Joint Venture Financial Statements

          ICON SPK 2023-A,  LLC - as of and for the year ended December 31, 2002

          ICON  Aircraft  126,  LLC - as of and for the year ended  December 31,
          2002

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                                December 31, 2002

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

                       ICON Income Fund Eight B L.P.
                       File No. 333-37504 (Registrant)
                       By its General Partner, ICON Capital Corp.


Date: March 31, 2003              /s/ Beaufort J.B. Clarke
                                  ------------------------------------------
                                  Beaufort J.B. Clarke
                                  Chairman, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

ICON Capital Corp.
sole General Partner of the Registrant

Date:  March 31, 2003             /s/ Beaufort J.B. Clarke
                                  ----------------------------------------
                                  Beaufort J.B. Clarke
                                  Chairman, Chief Executive Officer and Director


Date:  March 31, 2003              /s/ Paul B. Weiss
                                  ---------------------------------------------
                                  Paul B. Weiss
                                  President and Director


Date:  March 31, 2003             /s/ Thomas W. Martin
                                  ---------------------------------------------
                                  Thomas W. Martin
                                  Executive Vice President
                                  (Principal Financial and Accounting Officer)


Supplemental  Information to be Furnished With Reports Filed Pursuant to Section
-------------------------------------------------------------------------------
15(d) of the Act by Registrant  Which have not  Registered  Securities  Pursuant
----------------------------------------------------------------------------
to Section 12 of the Act
------------------------

No annual report or proxy material has been sent to security holders. An annual report will be sent to the limited partners and a copy will be forwarded to the Commission.

                              Certifications - 10-K
                              ---------------------

I, Beaufort J.B. Clarke, certify that:

1. I have reviewed this annual report on Form 10-K of ICON Income Fund Eight B L.P.;

2. Based on my knowledge, this annual report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c.   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  March 31, 2003

/s/ Beaufort J.B. Clarke
-----------------------------
Beaufort J. B. Clarke
Chairman and Chief Executive Officer
ICON Capital Corp.
sole General Partner of ICON Income Fund Eight B L.P.

                              Certifications - 10-K
                              ---------------------

I, Thomas W. Martin, certify that:

1. I have reviewed this annual report on Form 10-K of ICON Income Fund Eight B L.P.;

2. Based on my knowledge, this annual report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c.   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  March 31, 2003

/s/ Thomas W. Martin
----------------------------------------
Thomas W. Martin
Executive Vice President
(Principal Financial and Accounting Officer of the General Partner of the Registrant) ICON Capital Corp.
sole General Partner of ICON Income Fund Eight B L.P.

EXHIBIT 10.1




                           LOAN AND SECURITY AGREEMENT




                               dated May 30, 2002


                                     between


                       ICON CASH FLOW PARTNERS L.P. SEVEN

                          ICON INCOME FUND EIGHT A L.P.

                          ICON INCOME FUND EIGHT B L.P.

                                       and

                            COMERICA BANK-CALIFORNIA

                                TABLE OF CONTENTS


                                                                                                             Page



1.       AMOUNT AND TERMS OF CREDIT...............................................................................10

         1.1 Revolving Line of Credit Commitment..................................................................10

                  1.1.1 Revolving Line of Credit..................................................................10

                  1.1.2 Revolving Loan Account; Use of Proceeds...................................................11

                  1.1.3 Requests for Revolving Loans/Approval by Lender...........................................11

                  1.1.4 Revolving Loan Interest...................................................................11

         1.2 Interest Rates.......................................................................................12

                  1.2.1 Default Rate..............................................................................12

                  1.2.2 Computation of Interest...................................................................12

                  1.2.3 Maximum Interest Rate.....................................................................12

         1.3 Loan Fees............................................................................................12

                  1.3.1 Facility Fee..............................................................................12

                  1.3.2 Documentation Fee, Costs and Expenses.....................................................12

         1.4 Late Charges.........................................................................................13

         1.5 Repayment............................................................................................13

                  1.5.1 Payment on Revolving Loan Maturity Date...................................................13

                  1.5.2 Optional Prepayment.......................................................................13

                  1.5.3 Repayment Procedure.......................................................................13

         1.6 Borrowing and Prepayment Notices.....................................................................13

         1.7 Note.................................................................................................14

         1.8 Payments on Non-Business Day.........................................................................14

         1.9 Collection of Payments...............................................................................14

                  1.9.1 Automatic Payments........................................................................14

                  1.9.2 Other Payments............................................................................15

         1.10 Receipt of Payments by Lender.......................................................................15

         1.11  Extension of Time for Advances and Repayment.......................................................15

2.       CREATION OF SECURITY INTEREST............................................................................16

         2.1 Grant of Security Interest...........................................................................16

         2.2 Authorization to File Financing Statements...........................................................17

         2.3 Chattel Paper........................................................................................17

         2.4 Negotiable Collateral................................................................................17

         2.5 Investment Property..................................................................................17

         2.6 Delivery of Additional Documentation Required........................................................18

         2.7 Right to Inspect.....................................................................................18

         2.8 Bailees and Other Third Parties in Possession.......................................................18

         2.9 Control Agreements..................................................................................18

         2.10  Ownership of Collateral...........................................................................10

3.       CONDITIONS PRECEDENT....................................................................................19

         3.1 Conditions Precedent to Initial Loan................................................................19

                  3.1.1 Note.....................................................................................19

                  3.1.2 Financing Statements and Perfection of Security Interest.................................19

                  3.1.3 Search Results...........................................................................19

                  3.1.4 Due Diligence............................................................................19

                  3.1.5 Insurance................................................................................19

                  3.1.6 Organizational Documents.................................................................20

                  3.1.7 Authorizations...........................................................................20

                  3.1.8 Good Standing............................................................................20

                  3.1.9 Executed Agreement.......................................................................20

                  3.1.10 Certificates of Title...................................................................20

                  3.1.11 Collateral Access Agreements............................................................20

                  3.1.12 Control Agreements......................................................................20

                  3.1.13 Payment of Borrower 1 and Borrower 3 Indebtedness.......................................20

                  3.1.14 Payment of All Fees and Expenses........................................................20

                  3.1.15 Opinion of Counsel......................................................................20

                  3.1.16 Contribution Agreement..................................................................11

                   3.1.17 Material Adverse Change................................................................20

                  3.1.18 Additional Documents....................................................................21

         3.2 Conditions Precedent to All Loans...................................................................21

                  3.2.1 Borrowing Request........................................................................21

                  3.2.2 Representations and Warranties...........................................................21

                  3.2.3 Defaults.................................................................................21

                  3.2.4 Additional Documents.....................................................................21

4.       REPRESENTATIONS AND WARRANTIES OF BORROWER..............................................................21

         4.1 Existence and Rights................................................................................21

         4.2 Agreement Authorized................................................................................22

         4.3 No Conflict.........................................................................................22

         4.4 Litigation..........................................................................................22

         4.5 Financial Condition.................................................................................22

         4.6 Title to Assets.....................................................................................22

         4.7 Name; State of Incorporation; Location of Chief Executive Office....................................22

         4.8 General Partner.....................................................................................23

         4.9 Subsidiaries........................................................................................23

         4.10 Tax Status.........................................................................................23

         4.11 Trademarks, Trade Names, Copyrights, Patents.......................................................23

         4.12 Regulatory Compliance..............................................................................23

         4.13 ERISA..............................................................................................24

         4.14 Solvency, Payment of Debts.........................................................................24

         4.15 Full Disclosure....................................................................................24

         4.16 Enforceability; Priority of Security Interest......................................................24

         4.17 Enforceability of Collateral.......................................................................24

         4.18 Other Financing Statements.........................................................................25

         4.19 Environmental Representations......................................................................25

                  4.19.1 Existing Conditions.....................................................................25

                  4.19.2  Existing Orders........................................................................25

                  4.19.3 Permits.................................................................................25

                  4.19.4 Leases and Loan Contracts Subject to Revolving Loans....................................25

         4.20 Inventory Records..................................................................................26

         4.21 Commissions Due to Brokers.........................................................................26

         4.22 Benefit to All Borrowers...........................................................................18

         4.23 Consultation with Counsel..........................................................................18

5.       AFFIRMATIVE COVENANTS OF BORROWER.......................................................................26

         5.1 Rights and Facilities...............................................................................27

         5.2 Use of Proceeds.....................................................................................27

         5.3 Insurance...........................................................................................27

         5.4 Taxes and Other Liabilities.........................................................................27

         5.5 Records and Reports.................................................................................27

                  5.5.1 Quarterly Financial Statement............................................................28

                  5.5.2 Annual Financial Statement...............................................................28

                  5.5.3 Borrowing Base/Eligible Borrowing Base Contract Aging Report.............................18

                  5.5.4 Audit Reports............................................................................28

                  5.5.5 Compliance Certificate...................................................................28

                  5.5.6 Other Information........................................................................28

         5.6 ERISA...............................................................................................28

         5.7 Laws ...............................................................................................28

         5.8 Compliance with GAAP................................................................................29

         5.9 Maintenance of Collateral...........................................................................29

         5.10 Location of Inventory and Equipment................................................................29

         5.11 Disposition of Proceeds of Collateral..............................................................29

         5.12 Operating Accounts.................................................................................30

         5.13 Notices............................................................................................30

         5.14 Audits.............................................................................................30

         5.15 Assignment of Accounts, Leases and Loan Contracts..................................................30

         5.16 Collection of Accounts, Leases and Loan Contracts, Inventory Proceeds..............................31

         5.17 Environmental Covenants............................................................................31

         5.18 Contribution Agreement.............................................................................31

6.       NEGATIVE COVENANTS OF BORROWER..........................................................................31

         6.1 Type of Business; Management; Change of Control.....................................................31

         6.2 Change of Name......................................................................................32

         6.3 Change of State of Formation........................................................................32

         6.4 Outside Indebtedness................................................................................32

         6.5 Liens and Encumbrances..............................................................................32

         6.6 Transactions Involving Collateral...................................................................32

         6.7 Loans, Investments; Secondary Liabilities...........................................................32

         6.8 Acquisition or Sale of Business; Merger or Consolidation............................................33

         6.9 Distributions.......................................................................................33

         6.10 Transactions with Subsidiaries and Affiliates......................................................33

         6.11 Pension Plans......................................................................................33

         6.12 No Further Negative Pledges........................................................................33

7.       FINANCIAL COVENANTS.....................................................................................33

         7.1 Aggregate Tangible Net Worth........................................................................33

         7.2 Individual Borrower Tangible Net Worth..............................................................34

         7.3 Debt to Tangible Net Worth..........................................................................34

         7.4 Profitability.......................................................................................26

         7.5 Other Collateral....................................................................................34

8.       EVENTS OF DEFAULT.......................................................................................34

         8.1 Failure to Pay......................................................................................34

         8.2 Breach of Representations and Warranties, Affirmative, Negative or Financial Covenants..............34

         8.3 Breach of Other Covenants...........................................................................34

         8.4 Breach of Warranty..................................................................................34

         8.5 Breach Under Any Other Loan Document................................................................34

         8.6 Default Under Agreements with Other Persons.........................................................35

         8.7 Judgments...........................................................................................35

         8.8 Ownership...........................................................................................35

         8.9 ERISA Compliance....................................................................................35

         8.10 Insolvency; Receiver or Trustee....................................................................35

         8.11 Bankruptcy.........................................................................................35

         8.12 Security Interest..................................................................................35

         8.13 Cessation of Business..............................................................................36

         8.14 Material Adverse Change............................................................................36

         8.15 Attachments........................................................................................36

         8.16 Other Defaults.....................................................................................36

9.       LENDER'S RIGHTS AND REMEDIES UPON EVENT OF DEFAULT......................................................36

         9.1 Rights and Remedies.................................................................................36

         9.2 Power of Attorney...................................................................................38

         9.3. Payment of Expenses by Lender......................................................................39

         9.4 No Obligation to Pursue Others......................................................................39

         9.5 Compliance with Other Laws..........................................................................39

         9.6 Warranties..........................................................................................39

         9.7 Sales on Credit.....................................................................................39

         9.8 No Marshaling.......................................................................................39

         9.9 Government Consents.................................................................................39

         9.10 Lender's Liability for Collateral..................................................................40

         9.11 Waiver of Defaults.................................................................................40

         9.12 Remedies Cumulative................................................................................40

         9.13 Demand; Protest....................................................................................40

10.      MISCELLANEOUS PROVISIONS................................................................................40

         10.1 Failure or Indulgence Not Waiver...................................................................41

         10.2 Amendments and Waivers.............................................................................41

         10.3 Construction; Interpretation.......................................................................41

         10.4 Cumulative Effect; Conflict of Terms...............................................................41

         10.5 Counterparts; Entire Agreement.....................................................................41

         10.6 Lender's Expenses and Attorney's Fees..............................................................42

         10.7 Taxes and Fees.....................................................................................42

         10.8 Successors and Assigns; Participations; Disclosure.................................................42

         10.9 Applicable Law.....................................................................................43

         10.10 Notices...........................................................................................43

         10.11 Further Action....................................................................................43

         10.12 Severability......................................................................................43

         10.13 Reliance on and Survival of Various Provisions....................................................43

         10.14 Effective Upon Execution..........................................................................44

         10.15 Confidentiality...................................................................................44

         10.16 Time of the Essence...............................................................................44

         10.17  Joint and Several Liability......................................................................33

         10.18 Waiver of Jury Trial..............................................................................44

APPENDIX A......................................................................................................A-1

         GENERAL DEFINITIONS....................................................................................A-1

SCHEDULE 1......................................................................................................B-1

         LEASES, LOAN CONTRACTS AND RELATED PROPERTY............................................................B-1

Exhibit 1.......................................................................................................B-5

         Borrower's Report......................................................................................B-5

Exhibit 2.......................................................................................................B-8

         Promissory Note........................................................................................B-8

Exhibit 3......................................................................................................B-10

         Compliance Certificate................................................................................B-10

Exhibit 4......................................................................................................B-13

Borrowing Base/Eligible Borrowing Base Contract Aging Report...................................................B-13



                           LOAN AND SECURITY AGREEMENT

This Loan and Security Agreement is made and entered into as of May 30, 2002, by and between ICON Cash Flow Partners L.P. Seven, a Delaware limited partnership
("Borrower  1"), ICON Income Fund Eight A L.P., a Delaware  limited  partnership
("Borrower 2"), ICON Income Fund Eight B L.P., a Delaware limited partnership ("Borrower 3"), on the one hand, and Comerica Bank-California, a California banking corporation ("Lender"), on the other hand. Borrower 1, Borrower 2, Borrower 3 and all other Persons who are or hereafter (with Lender's consent) become borrowers under this Agreement are jointly and severally, individually and collectively, referred to herein as "Borrower." Except as otherwise defined herein, initially capitalized terms used in this Agreement have the meanings assigned to them in Appendix A attached hereto.

Subject  to  the  terms  and  conditions   hereof,  and  in  reliance  upon  the
representations and warranties made in, this Agreement and the other Loan Documents, Lender shall make the Loans to Borrower as set forth below.

In consideration of the mutual covenants and conditions hereof, the parties agree as follows:

1.       AMOUNT AND TERMS OF CREDIT

         1.1......Revolving Line of Credit Commitment.

1.1.1Revolving Line of Credit. Subject to the terms and conditions of this Agreement, from time to time from the Closing Date to 4:00 p.m., California time, on the Business Day immediately prior to the Revolving Loan Maturity Date, Lender agrees, upon Borrower's request in accordance with this Agreement, to make advances (each a "Revolving Loan," and collectively, the "Revolving Loans") to Borrower in an aggregate amount outstanding not to exceed at any one time the lesser of: (x) the Borrowing Base or (y) the Maximum Revolving Amount.

     If at any time or for any reason, the outstanding principal amount of the Revolving Loans issued by Lender pursuant to this Agreement and outstanding shall exceed the lesser of: (x) the Borrowing Base or (y) the Maximum Revolving Amount, Borrower shall pay to Lender, in cash, the amount of such excess within 5 days of the date such excess occurs. Borrower shall not request any Revolving Loan from Lender which, if made, issued or allowed, would exceed the limits set forth in this Section 1.1.1.

     Any commitment of Lender, pursuant to the terms of this Agreement, to make Revolving Loans shall expire at 4:00 p.m., California time, on the Business Day prior to the Revolving Loan Maturity Date, subject to Lender's right to renew said commitment in its sole and absolute discretion at Borrower's request. Any such renewal of said commitment shall not be binding upon Lender unless it is in writing and signed by an officer of Lender. Provided that no Event of Default has occurred and is continuing, all or any portion of the Revolving Loans advanced by Lender which are repaid by Borrower shall be available for reborrowing in accordance with the terms hereof.

     1.1.2Revolving Loan Account; Use of Proceeds. The amount and date of each Revolving Loan made by Lender to Borrower hereunder, the amount from time to time outstanding, the applicable interest rate in respect of each Loan, the amount and date of any repayment hereunder, and the amount allocable to each Borrower based on Loans to that Borrower and repayments by that Borrower shall be noted on Lender's books and records ("Revolving Loan Account"), which shall be presumptive evidence thereof, absent manifest error; provided, however, that any failure by Lender to make any such notation, or any error in any such notation, shall not relieve Borrower of its obligations to pay to Lender all amounts owing to Lender under or pursuant to this Agreement and each of the other Loan Documents, in each case, when due in accordance with the terms hereof or thereof. Borrower shall not use the proceeds of Revolving Loans for any purpose other than (a) payment of the balance owing to Lender on loans made by Lender to Borrower 1 and Borrower 3 existing on the date hereof; (b) payment of the balance owing to Pullman Bank (not to exceed $2,600,000) on a line of credit by Pullman Bank to Borrower 2 (provided that Pullman Bank prior to or concurrently therewith terminates the line of credit and its security interest in property of Borrower 2 and delivers to Lender the original lease documents it obtained as collateral to secure such line of credit); (c) payment of Borrower's periodic cash flow needs, including modifications and upgrades to equipment in the process of being sold or released, reduction of non-recourse borrowings, making scheduled distributions to limited partners, acquiring equipment subject to lease or similar transactions intended for the investment account of Borrower, and for general working capital needs of Borrower.

                  1.1.3 Requests for Revolving Loans/Approval by Lender. Requests for Revolving Loans hereunder shall be in writing duly executed by each Borrower, on a Borrower's Report in the form attached hereto as Exhibit 1, and shall contain a certification: (a) demonstrating on a pro forma basis Borrower's compliance with Section 1.1.1 and Section 1.1.2 after taking into account the proposed borrowing and the proposed payment terms of the Eligible Borrowing Base Contracts or Eligible Residual Values proposed to be financed by the borrowing,
(b) describing in detail satisfactory to Lender the Eligible Borrowing Base Contracts, Eligible Residual Values, and related equipment based on which such Revolving Loan has been requested, (c) certifying that the applicable contracts are Eligible Borrowing Base Contracts, (d) certifying that Borrower is in compliance with, and will continue to be in compliance with upon the making of the Revolving Loan, the terms and conditions of the Agreement, and (e) providing such additional information as is requested in the Borrower's Report. Borrower shall also state in writing to which Borrower the Revolving Loan is being made.

                  Notwithstanding any other provision contained herein or in any of the Loan Documents, Lender is under no obligation to make a Revolving Loan with respect to any lease or loan contract in which Borrower is not the lessor or lender, as the case may be. If Lender decides, in its sole and absolute discretion, to make such a Revolving Loan, it shall be on such terms and conditions as are acceptable to Lender.

                  1.1.4 Revolving Loan Interest. Borrower further promises to pay to Lender, from the date of the advance of the initial Revolving Loan until all Obligations are repaid in full and Lender has no further obligation to make Revolving Loans, on or before the last day of each month, interest on the unpaid balance of the Revolving Loans at a fluctuating rate of interest equal to the Base Rate plus 1.0% per annum, which rate shall vary concurrently with any change in the Base Rate.

         1.2......Interest Rates.

                  1.2.1 Default Rate. Notwithstanding anything to the contrary set forth herein, upon the occurrence and during the continuation of an Event of Default, all Obligations shall bear interest at a rate equal to 3.00% per year in excess of the rate applicable immediately prior to the occurrence of the Event of Default, and such rate of interest shall fluctuate thereafter from time to time at the same time and in the same amount as any fluctuation in the rate applicable immediately prior to such occurrence. Such default interest shall be payable on demand.

                  1.2.2 Computation of Interest. All computations of interest shall be calculated on the basis of a year of three hundred sixty (360) days for the actual days elapsed. In the event that the Base Rate announced is, from time to time, changed, adjustment in the rate of interest payable hereunder shall be made as of 12:01 a.m. (California time) on the effective date of the change in the Base Rate. Interest shall accrue from the Closing Date to the date of repayment of the Loans in accordance with the provisions of this Agreement; provided, however, if a Loan is repaid on the same day on which it is made, then one (1) day's interest shall be paid on that Loan. Any and all interest not paid when due shall, at Lender's option, thereafter be deemed to be a Revolving Loan made under Section 1.1.1 and shall bear interest thereafter as provided for in Subsection 1.1.4.

                  1.2.3 Maximum Interest Rate. In no event shall the interest rate and other charges hereunder exceed the highest rate permissible under any law which a court of competent jurisdiction shall, in a final determination, deem applicable hereto. In the event that such a court determines that Lender has received interest and other charges hereunder in excess of the highest rate applicable hereto, such excess shall be deemed received on account of, and shall automatically be applied to reduce, the Obligations, other than interest, in the inverse order of maturity, and the provisions hereof shall be deemed amended to provide for the highest permissible rate. If there are no Obligations outstanding, Lender shall refund to Borrower such excess.

         1.3......Loan Fees. In addition to any other amounts due or to become due under this Agreement concurrent with the execution hereof, Borrower shall pay to Lender, the following fees:

                  1.3.1 Facility Fee. A Facility Fee in the amount of $75,000.00 per year, payable in arrears in installments of $18,750.00 per quarter, with the first installment in the amount of $18,750.00 to be paid on June 30, 2002, and with subsequent installments to be paid on the last day of each three-month period thereafter (September 30, 2002, December 31, 2002, etc.) through the Revolving Loan Maturity Date of, if an extension of time beyond the Revolving Loan Maturity Date for advances and repayment is provided pursuant to Section 1.11, through the end of the extension period.

                  1.3.2 Documentation Fee, Costs and Expenses. In addition to any other amounts due, or to become due, concurrently with the execution hereof, a documentation fee in the amount of $500.00 and all other costs and expenses (including attorney's fees) incurred by Lender in the negotiation and preparation of this Agreement and the other Loan Documents, incurred in the perfection of any security interest granted to Lender by Borrower, or incurred by Lender in the negotiation and preparation of any modification or restatement of, or amendment to, this Agreement or any of the other Loan Documents.

         1.4......Late Charges. If any installment payment, interest payment, principal payment or principal balance due under any of the Loans is delinquent 10 or more days, in addition to and not in substitution of Lender's other rights and remedies with respect to such late payment, Borrower agrees to pay Lender a late charge in the amount of 5% of the payment so due and unpaid, in addition to the payment. All payments, at Lender's sole discretion, shall be applied first to any late charges owing, then to interest and the remainder, if any, to principal.

         1.5......Repayment.

                  1.5.1 Payment on Revolving Loan Maturity Date. Borrower promises to pay to Lender the entire outstanding unpaid principal balance of the Loans, together with all accrued unpaid interest thereon and unpaid fees, costs, expenses, and charges owing to Lender pursuant to the Loan Documents, on the earlier of the date otherwise due under this Agreement or the Revolving Loan Maturity Date.

                  1.5.2 Optional Prepayment. Borrower may, at its option, prepay the Loans, in whole or in part, at any time and from time to time without penalty or premium.

                  1.5.3 Repayment Procedure. All repayments of Loans (including prepayments and payments of interest and late charges with respect to Loans) shall be made to Lender in immediately available funds. In the case of any repayment, Borrower shall designate to Lender the identity of the Borrower to whom the repayment is to be allocated and the amount(s) being repaid. If Borrower fails to make such a designation, Lender may apply the repayment in any manner it deems appropriate.

         1.6......Borrowing and Prepayment Notices. Borrower shall give Lender prior written notice of each request for the making of a Revolving Loan (each, a "Borrowing Notice") or the prepayment of a Revolving Loan (each, a "Prepayment Notice") as follows:

                  1.6.1 Each Borrowing Notice and Prepayment Notice shall be effective only if actually received by Lender at the address set forth in
Section 10.10 of this Agreement not later than 11:00 a.m., Pacific time, on the date of the proposed borrowing or prepayment, as the case may be.

                  1.6.2 Each such Borrowing Notice or Prepayment Notice shall specify (i) the amount (subject to the limitations set forth in this Agreement) to be borrowed or prepaid, as the case may be, (ii) the identity of the Borrower who is obtaining the Revolving Loan or who is to be credited with the prepayment, as the case may be, and (iii) the date of the borrowing or prepayment, as the case may be. Any such date shall be a Business Day.

                  1.6.3 Lender shall not incur any liability to Borrower in acting upon any telephonic notice which Lender believes in good faith to have been given by a Responsible Officer of Borrower, or for otherwise acting in good faith under this Section 1.6, and in making any Loans pursuant to telephonic notice.

                  1.6.4 Lender may, in its sole and absolute discretion, either require all Borrowers to join in any request for a Loan or in any other action under the Loan Documents, or act on the basis of a request or action of any one or more Borrower.

                  1.6.5 So long as all of the conditions for a borrowing of a Revolving Loan set forth herein have been satisfied, Lender shall make the proceeds of such Loan available to Borrower on the applicable borrowing date by transferring same day funds, equal to the amount of such Loan, in accordance with written disbursement instructions given by Borrower to Lender, in form and substance satisfactory to Lender and otherwise consistent with Section 1.1.

         1.7......Note. Borrower will execute and deliver to Lender a promissory note substantially in the form of Exhibit 2, with appropriate insertions as to payee, date and principal amount (each, as amended, supplemented, replaced or otherwise modified from time to time, the "Note"), payable to the order of Lender and in a principal amount equal to the Maximum Revolving Amount. The Note shall (x) be dated the Closing Date, (y) be payable as provided herein and (z) provide for the payment of interest in accordance with the terms of this Agreement.

         1.8......Payments on Non-Business Day. Whenever any payment to Lender under the Loan Documents would otherwise be due (except by reason of acceleration) on a date that is not a Business Day, such payment shall instead be due on the next Business Day, and additional fees or interest, as the case may be, shall accrue and be payable for the period of such extension.

         1.9......Collection of Payments. All sums payable by Borrower to Lender under or pursuant to this Agreement or any other Loan Document, whether principal, interest, or otherwise, shall be paid, when due, directly to Lender at the office of Lender identified in Section 10.10, in immediately available United States funds, and without setoff, deduction or counterclaim. Borrower hereby authorizes Lender to collect all principal, interest, late charges, fees, costs, or expenses due under this Agreement or the other Loan Documents, as follows:

                  1.9.1 Automatic Payments. Borrower authorizes Lender to automatically deduct from deposit account number 1891551895 maintained by Borrower 1 with Lender the portion of the amount of principal, interest and late charges due allocable to Borrower 1 (which allocation shall be based on Loans to Borrower 1 and payments by Borrower 1). Borrower authorizes Lender to automatically deduct from deposit account number 1892184233 maintained by Borrower 2 with Lender the portion of the amount of principal, interest and late charges due allocable to Borrower 2 (which allocation shall be based on Loans to Borrower 2 and payments by Borrower 2). Borrower authorizes Lender to automatically deduct from deposit account number 1891552869 maintained by Borrower 3 with Lender the portion of the amount of principal, interest and late charges due allocable to Borrower 3 (which allocation shall be based on Loans to Borrower 3 and payments by Borrower 3). Lender may automatically deduct from any account maintained by any Borrower with Lender any other amounts owed by any Borrower to Lender and, if there are insufficient funds in any of the above-referenced accounts to satisfy the amount owed to Lender, Lender may automatically deduct the deficiency from any account maintained by any Borrower with Lender or an Affiliate of Lender.

                  Should there be insufficient funds in any such account to pay all such sums when due, the full amount of such deficiency shall be immediately due and payable by Borrower; provided, however, that Lender shall not be obligated to advance funds to cover any such payment. In addition, Borrower authorizes Lender, at its sole option, without prior notice to Borrower, to advance a Revolving Loan for any payment due or past due hereunder, including principal, interest or late charges owing of the Loans, and to pay the proceeds of such Revolving Loan to Lender for application toward such due or past due payment.

                  1.9.2 Other Payments. Any such amounts not collected in accordance with the foregoing instructions may be paid in cash or deducted from loan proceeds; provided, however, that Lender shall not be obligated to advance funds to cover payment of any such amount.

         1.10.....Receipt of Payments by Lender. Any payment by Borrower of any of the Obligations made by mail will be deemed tendered and received by Lender only upon actual receipt thereof by Lender at the address designated for such payment, whether or not Lender has authorized payment by mail or in any other manner, and such payment shall not be deemed to have been made in a timely manner unless actually received by Lender on or before the date due for such payment, time being of the essence. Borrower expressly assumes all risks of loss or liability resulting from non-delivery or delay of delivery of any item of payment transmitted by mail or in any other manner. Acceptance by Lender of any payment in an amount less than the amount then due shall be deemed an acceptance on account only, and any failure to pay the entire amount then due within the grace period set forth in Section 8.1 of this Agreement shall constitute and continue to be an Event of Default hereunder, and at any time thereafter, and until the entire amount then due has been paid in full, Lender shall be entitled to exercise any and all rights and remedies conferred upon and otherwise available to Lender hereunder or under any of the other Loan Documents upon the occurrence and during the continuance of any such Event of Default. Prior to the occurrence of any Event of Default hereunder, Borrower shall have the right to direct the application of any and all payments made to Lender by Borrower hereunder to the respective Obligations. Borrower waives the right to direct application of any and all payments received by Lender from and on behalf of Borrower at any time or times after the occurrence and during the continuation of any Event of Default hereunder. Borrower further agrees that after the occurrence and during the continuation of any Event of Default hereunder, or prior to the occurrence of any Event of Default hereunder if Borrower has failed to direct such application, Lender shall have the continuing exclusive right to apply and to reapply any and all payments received by Lender at any time or times hereafter, whether as voluntary payments, proceeds from any Collateral, offsets, or otherwise, against the Obligations in such order and in such manner as Lender may, in its sole discretion, deem advisable, notwithstanding any entry by Lender upon any of its books and records. Borrower hereby expressly agrees that, to the extent that Lender receives any payment or benefit of or otherwise upon any of the Obligations, and such payment or benefit, or any part thereof, is subsequently invalidated, declared to be fraudulent or preferential, or set aside, or required to be repaid to a trustee, receiver, or other party under any provision of the Bankruptcy Code or under any other state or federal law, common law, or equitable cause, then to the extent of such payment or benefit, the Obligations, or part thereof, intended to be satisfied shall be revived and continued in full force and effect as if such payment or benefit had not been made by Borrower or received by Lender, and, further, any such repayment by Lender shall be added to and be deemed to be part of the Obligations.

         1.11  Extension of Time for Advances and Repayment.

                  1.11.1 If Lender fails to give Borrower written notice prior to six months before the Revolving Loan Maturity Date of its intention not to extend the Revolving Loan Maturity Date, then the date on which Lender's obligation to make advances (subject to the terms and conditions of the Loan Documents) shall be extended to the earlier of the following: (a) 4:00 p.m., California time, on the Business Day immediately prior to the date that is 6 months after Lender provides Borrower with written notice of its intention not to extend the Revolving Loan Maturity Date; and (b) 4:00 p.m., California time, on the Business Day immediately prior to the date that is 6 months after the Revolving Loan Maturity Date.

                  1.11.2 If Lender fails to give Borrower written notice prior to six months before the Revolving Loan Maturity Date of its intention not to extend the Revolving Loan Maturity Date, then the date on which amounts are due and payable by Borrower on the Revolving Loan Maturity Date shall be extended to the earlier of the following: (a) 6 months after Lender provides Borrower with written notice of its intention not to extend the Revolving Loan Maturity Date; and (b) 6 months after the Revolving Loan Maturity Date. Notwithstanding the foregoing, regardless of whether Lender has provided such notice, Borrower remains obligated to pay when otherwise due all amounts payable prior to the Revolving Loan Maturity Date (including but not limited to interest payments and amounts payable as the result of an acceleration of the loan in accordance with the Agreement).

                  1.11.3 Regardless of whether Lender has provided the notice described in Sections 1.11.1 or 1.11.2, Lender retains all of the rights and remedies available to it if an Event of Default or Unmatured Event of Default occurs.

2.       CREATION OF SECURITY INTEREST

         2.1......Grant of Security Interest. Borrower hereby grants to Lender a continuing security interest in all presently existing and hereafter acquired or arising Collateral in order to secure prompt repayment of any and all Obligations and in order to secure prompt performance by Borrower of each of its covenants and duties under the Loan Documents. Lender's security interests in the Collateral shall attach to all Collateral without further act on the part of Lender or Borrower.

            Borrower acknowledges that Lender may place a "hold" on any Deposit Account pledged as Collateral to secure the Obligations. At any time until the full and final payment of the Obligations and the termination of all obligations of Lender hereunder, Lender may notify any Account debtor, Lessee or Debtor of Lender's security interest, and verify with such Person information relating to such Account, Lease, Loan Contract, Indirect Lease or Indirect Loan Contract. Notwithstanding termination of this Agreement, the security interest of Lender shall remain in effect for so long as any Obligations are outstanding or any loan facility in favor of Lender is in place.

         2.2......Authorization to File Financing Statements. Borrower hereby irrevocably authorizes Lender at any time and from time to time to file in any Uniform Commercial Code jurisdiction any initial financing statements and amendments thereto that (a) indicate the Collateral (i) as to all assets of Borrower or words of similar effect, regardless of whether any particular asset comprised in the Collateral falls within the scope of Article 9 of the Uniform Commercial Code of the state or such jurisdiction, or (ii) as being of an equal or lesser scope or with greater detail, and (b) contain any other information required or authorized by part 5 of Article 9 of the Uniform Commercial Code of the state to be included in such financing statement or amendment. Borrower agrees to furnish any information needed or appropriate for the filing of such a document within three Business Days after request therefore by Lender. Lender shall endeavor to provide Borrower with a copy of any financing statements and amendments filed by it, but incurs no liability to Borrower, and such financing statements and amendments shall be effective, even if Lender fails to do so.

         2.3......Chattel Paper. Borrower agrees to deliver to Lender the originals of all Leases and Loan Contracts identified in Schedule 1 hereto, as well as any other Leases and Loan Contracts based upon which Lender makes a Revolving Loan, as well as (when Borrower was not the original lessor under such Lease or the original lender under such Loan Contract) the originals of documents reflecting the transfer of the lessor's interest in the Lease or lender's interest in the Loan Contract, and the related equipment, to Borrower. Upon request of Lender, Borrower will deliver to Lender any and all of the documents evidencing or constituting the Collateral, and Borrower will note Lender's interest upon any and all chattel paper if not delivered to Lender for possession by Lender.

         2.4......Negotiable Collateral. In the event that any Collateral, including proceeds, is evidenced by or consists of Negotiable Collateral, Borrower, promptly upon the request of Lender, shall (a) endorse or assign such Negotiable Collateral to Lender, (b) deliver physical possession of such Negotiable Collateral to Lender, and (c) mark conspicuously all of its records pertaining to such Negotiable Collateral with a legend, in form and substance satisfactory to Lender (and in the case of Negotiable Collateral consisting of tangible Chattel Paper, immediately mark all such Chattel Paper with a conspicuous legend in form and substance satisfactory to Lender), indicating that the Negotiable Collateral is subject to the security interest granted hereby.

         2.5......Investment Property. If Borrower shall at any time hold or acquire any certificated securities that constitutes Collateral, Borrower shall forthwith endorse, assign and deliver the same to Lender, accompanied by such instruments of transfer or assignment duly executed in blank as Lender may from time to time specify. If any securities now or hereafter acquired by Borrower are uncertificated and are issued to Borrower or its nominee directly by the issuer thereof, Borrower shall promptly notify Lender thereof and, at Lender's request and option, pursuant to an agreement in form and substance satisfactory to Lender, either (a) cause the issuer to agree to comply with instructions from Lender as to such securities, without further consent of Borrower or such nominee, or (b) arrange for Lender to become the registered owner of such securities. If any securities, whether certificated or uncertificated, or other investment property now or hereafter acquired by Borrower are held by Borrower or its nominee through a securities intermediary or commodity intermediary, Borrower shall promptly notify Lender thereof and, at Lender's request and option, pursuant to an agreement in form and substance satisfactory to Lender, either (i) cause such securities intermediary or (as the case may be) commodity intermediary to agree to comply with entitlement orders or other instruments from Lender to such securities intermediary as to such securities or other investment property, or (as the case may be) to apply any value distributed on account of any commodity contract as directed by Lender to such commodities intermediary, in each case without further consent of Borrower or its nominee, or (ii) in the case of financial assets or other investment property held through a securities intermediary, arrange for Lender to become the entitlement holder with respect to such investment property, with Borrower being permitted, only with consent of Lender, to exercise rights to withdraw or otherwise deal with such investment property. Borrower shall also execute such additional agreements or instruments, in form and substance satisfactory to Lender, with respect to investment property, as Lender shall request.

         2.6......Delivery of Additional Documentation Required. At any time at the request of Lender, Borrower shall execute and deliver to Lender, all financing statements, continuation financing statements, fixture filings, security agreements, pledges, assignments, endorsements of certificates of title, applications for title, affidavits, reports, notices, schedules of accounts, letters of authority, powers of attorney, and other documents that Lender may reasonably request, in form satisfactory to Lender, to perfect and continue perfected Lender's security interests in the Collateral, in order to enable Lender to enforce its rights and remedies under the Loan Documents, and in order to fully consummate all of the transactions contemplated under the Loan Documents. Borrower hereby appoints Lender as its irrevocable attorney-in-fact for the purpose of executing any documents, or taking any other action, necessary or appropriate to perfect, or continue the perfection of, the security interest granted in this Agreement, with Lender being authorized to act in its own name or in the name of Borrower. Lender shall endeavor to provide Borrower with notice and a copy of any documents executed and other actions taken pursuant to the appointment of Lender as its attorney-in-fact made in the preceding sentence, but incurs no liability to Borrower, and the execution of such documents and such actions shall be effective, even if Lender fails to do so.

         2.7......Right to Inspect. Lender (through any of its officers, employees, or agents) shall have the right, upon reasonable prior notice, from time to time during Borrower's usual business hours, no less frequently than semi-annually (or at any time and without notice required if an Event of Default has occurred and is continuing), to inspect and audit Borrower's Books and to make copies thereof and to check, test, and appraise the Collateral in order to verify Borrower's financial condition or the amount, condition of, or any other matter relating to, the Collateral. Borrower shall pay all reasonable expenses incurred by Lender with respect to such inspection and audit.

         2.8......Bailees and Other Third Parties in Possession. In the event that any Collateral is in the possession of a third party, Borrower shall join with Lender in notifying such third party of Lender's security interest and obtaining an acknowledgment from such third party that it is holding such Collateral for the benefit of Lender.

         2.9......Control Agreements. Borrower shall cooperate with Lender in obtaining a control agreement in form and substance satisfactory to Lender with respect to all Deposit Accounts, electronic Chattel Paper, Investment Property, Letter of Credit Rights, or other property that constitutes Collateral for which a control agreement is a necessary or appropriate means of perfecting a security interest.

         2.10.....Ownership of Collateral. Borrower shall, upon request by
Lender, promptly inform Lender which Borrower owns each item of Collateral that has been pledged to Lender and provide such documents as Lender may reasonably request to support such a statement.

3.       CONDITIONS PRECEDENT

         3.1......Conditions Precedent to Initial Loan. Lender's obligation to make the initial Loan is subject, in addition to any other conditions specified in this Agreement, to the fulfillment, to the satisfaction of Lender and its counsel, of each of the following conditions:

                  3.1.1 Note. Lender shall have received an original, executed Note from Borrower, pursuant to Section 1.7 of this Agreement, in the form of
Exhibit 2 hereto, and duly completed.

                  3.1.2 Financing Statements and Perfection of Security Interest. Lender shall have received original UCC financing statements, in each case in form and substance satisfactory to Lender, covering the Collateral (and executed by Borrower and any grantor of a security interest in Collateral if so requested by Lender), and such UCC financing statements have been filed with the appropriate official of the state where the Borrower and each grantor of a security interest is located and/or any other state or county in which Lender has required the filing of a UCC financing statement, describing all personal property which is collateral for the Loan; and all other actions have been taken, and documents provided to Lender, as are necessary or appropriate to perfect Lender's security interest in the Collateral.

                  3.1.3 Search Results. Lender shall have received Uniform Commercial Code and other public record searches with respect to Borrower and any grantor of a security interest, in each case in form and substance satisfactory to Lender.

                  3.1.4 Due Diligence. Lender shall have completed its due diligence requirements with respect to Borrower, including audits, financial and legal survey, review of Borrower's formation and authorization documents.

                  3.1.5 Insurance. Borrower shall have delivered to Lender satisfactory evidence of insurance coverage required by the Loan Documents, covering risks and issued by companies satisfactory to Lender, in each case including, where required by Lender, certified copies of the policies of insurance therefor, together with endorsements thereto, and where required by Lender, with a lender's loss payable endorsement form 438BFU or other form of lender's loss payable endorsement satisfactory to Lender, in favor of Lender as additional loss payee thereunder, in form, substance, amount and covering risks satisfactory to Lender, and specifying that the insurer shall give Lender at least 30 days prior written notice of the cancellation of any such policies of insurance for any reason. This Section 3.1.5 does not require Borrower to have Lender added as a loss payee or additional insured on insurance policies for Revolving Loan Contracts.

                  3.1.6 Organizational Documents. Borrower and its general partner shall have delivered to Lender certified copies of the certificates of limited partnership, partnership agreements, articles of incorporation, bylaws or similar document of Borrower and its general partner, in each case in form and substance satisfactory to Lender.

                  3.1.7 Authorizations. Lender shall have received certified copies of all action taken by Borrower to authorize the execution, delivery and performance of the Loan Documents.

                  3.1.8 Good Standing. Lender shall have received good standing certificates from the appropriate secretary of state of the state in which Borrower and its general partner are organized and in each state in which Borrower is required to be qualified to do business.

                  3.1.9 Executed Agreement. Lender shall have received an original of this Agreement and all other Loan Documents to which Borrower is a party, duly executed by Borrower.

                  3.1.10 Certificates of Title. Lender shall have received duly executed certificates of title with respect to that portion of the Collateral that is subject to certificates of title.

                  3.1.11 Collateral Access Agreements. Lender shall have received such collateral access agreements from each lessor, warehouseman, bailee, and other Person as Lender may require, in form and substance satisfactory to Lender.

                  3.1.12 Control Agreements. Lender shall have received such control agreements from each Person as Lender may require, in form and substance satisfactory to Lender.

                  3.1.13 Payment of Borrower 1 and Borrower 3 Indebtedness. All indebtedness owed by Borrower 1 and Borrower 3 to Lender as of the date hereof and as of the date of the initial Loan hereunder shall have been paid in full, either prior to or concurrently with, the making of the initial Loan hereunder.

                  3.1.14 Payment of All Fees and Expenses. Lender shall have received payment of all fees payable on the Closing Date in accordance with the provisions of this Agreement, including but not limited to the Commitment Fee, together with all Lender expenses owing on the Closing Date.

                  3.1.15 Opinion of Counsel. Lender shall have received an opinion letter from Borrower's counsel, in form and substance satisfactory to Lender.

                  3.1.16 Contribution Agreement. The contribution agreement referred to in Section 5.18 of this Agreement shall have been executed by each Borrower and a copy thereof shall have been delivered to Lender.

                  3.1.17 Material Adverse Change. No event that has resulted or could result in a Material Adverse Change shall have occurred, as determined by Lender in its sole discretion.

                  3.1.18 Additional Documents. Lender shall have received all such other agreements, instruments and documents as Lender may reasonably deem necessary or desirable.

         3.2......Conditions Precedent to All Loans. Lender's obligation to make each Loan is subject, in addition to any other conditions specified in this Agreement, to the fulfillment, to the satisfaction of Lender and its counsel, of each of the following conditions:

                  3.2.1 Borrowing Request. With respect to each Loan or other extension of credit hereunder, Lender shall have received a Borrower's Report, executed and completed to Lender's satisfaction.

                  3.2.2 Representations and Warranties. Each of the representations and warranties contained in this Agreement and the other Loan Documents shall be true and correct in all respects on and as of the date of such Loan or other extension of credit, as though made on and as of such date (except to the extent that such representations and warranties relate solely to an earlier date).

                  3.2.3 Defaults. No Event of Default or Unmatured Event of Default shall occur, or shall have occurred and be continuing, on the date of such extension of credit, nor shall either result from the making thereof.

                  3.2.4 Additional Documents. Lender shall have received such other documents and information as Lender may reasonably deem necessary.

4.       REPRESENTATIONS AND WARRANTIES OF BORROWER

In order to induce Lender to enter into this Agreement and to make Loans, Borrower makes the following representations and warranties to Lender which shall be true, correct, and complete in all respects as of the Closing Date and at, and as of, the date of the making of each Loan made thereafter (except to the extent that such representations and warranties relate solely to an earlier date):

         4.1......Existence and Rights. Borrower 1 is a limited partnership, duly organized and existing and in good standing under the laws of the state of Delaware, which shall survive at least two years beyond the maturity of any Loans hereunder. Borrower 2 is a limited partnership, duly organized and existing and in good standing under the laws of the state of Delaware, which shall survive at least two years beyond the maturity of any Loans hereunder. Borrower 3 is a limited partnership, duly organized and existing and in good standing under the laws of the state of Delaware, which shall survive at least two years beyond the maturity of any Loans hereunder. Each Borrower is authorized and in good standing in the state of its formation. Each Borrower has the appropriate powers and adequate authority, rights, licenses and franchises to own its property and to carry on its business as now conducted, and is duly qualified, in good standing and has all licenses necessary in California and in each state in which the character of the properties owned by it therein or the conduct of its business makes such qualification or licenses necessary. Each Borrower has the power and adequate authority to execute, deliver and perform this Agreement and the other Loan Documents.

         4.2......Agreement Authorized. The execution, delivery and performance of this Agreement and the Loan Documents are duly authorized and do not require any registration with, consent or approval of, or notice to, or other action with or by, any governmental body or other regulatory authority; are not in contravention of or in conflict with any law or regulation or any term or provision of Borrower 1's partnership agreement, Borrower 2's partnership agreement, Borrower 3's partnership agreement, or similar document as the case may be, and this Agreement and each of the other Loan Documents is a valid, binding and legally enforceable obligation of each Borrower in accordance with its terms, subject only to bankruptcy, insolvency or similar laws affecting creditors' rights generally.

         4.3......No Conflict. The execution, delivery and performance of this
Agreement and the Loan Documents are not in contravention of or in conflict with, and do not result in a breach or constitute a default under any agreement, contract, indenture, instrument or undertaking to which Borrower is a party or by which it or any of its property may be bound or affected, and do not cause any Lien, charge or other encumbrance to be created or imposed upon any such property by reason thereof. Borrower is not in default under any agreement, contract, indenture, instrument or undertaking to which Borrower is a party or by which it may be bound, which default could result in a Material Adverse Change.

         4.4......Litigation. There is no litigation or other proceeding pending or threatened against or affecting Borrower which if determined adversely to Borrower or its interest could result in a Material Adverse Change, and Borrower is not in default with respect to any order, writ, injunction, decree or demand of any court or other governmental or regulatory authority.

         4.5......Financial Condition. All financial statements, balance sheets and profit and loss statements related to Borrower, that have been delivered by Borrower to Lender fairly present in all material respects Borrower's financial condition as of the date thereof and Borrower's results of operations, for the period then ended. Said statements and all other statements and data submitted in writing by Borrower to Lender in connection with this request for credit are true and correct, and each said balance sheet and profit and loss statement fairly presents the financial condition of Borrower as of the date thereof and the results of the operations of Borrower for the period covered thereby, consistently applied, and has been prepared in accordance with GAAP (subject to year-end adjustments in the case of interim reports). Borrower has no knowledge of any liabilities, contingent or otherwise, at such date not reflected in its balance sheet, and Borrower has not entered into any special commitments or substantial contracts that are not reflected in said balance sheet or that have resulted or could result in a Material Adverse Change. There has not been a Material Adverse Change in the financial condition of Borrower since the date of the most recent of such financial statements submitted to Lender on or about the date of this Agreement.

         4.6......Title to Assets. Borrower has the power and authority to transfer and pledge its assets (including the Collateral), and Borrower has good and indefeasible title to its assets (including the Collateral), free and clear of any Liens or restrictions, except for Permitted Liens.

         4.7......Name; State of Formation; Location of Chief Executive Office.
Borrower has not done business under any name other than that specified on the signature page hereof. Each Borrower is organized under the laws of the State of Delaware. The chief executive office of Borrower 1 is located in New York City, New York; Borrower 1's Organizational Identification Number is 2509766. Borrower 1's Tax Identification Number is 13-3835387. The chief executive office of Borrower 2 is located in New York City, New York. Borrower 2's Organizational Identification Number is 2755654. Borrower 2's Tax Identification Number is 13-4006824. The chief executive office of Borrower 3 is located in New York City, New York. Borrower 3's Organizational Identification Number is 3172491. Borrower 3's Tax Identification Number is 13-4101114. The chief executive office of Borrower 3 is located in New York City, New York.

         4.8......General Partner. ICON Capital Corp. is the sole general partner of each Borrower. ICON Capital Corp. is a corporation duly organized and existing and in good standing under the laws of the state of Connecticut. ICON Capital Corp. has the appropriate powers and adequate authority, rights, licenses and franchises to own its property and to carry on its business as now conducted, and is duly qualified, in good standing and has all licenses necessary in California and in each state in which the character of the properties owned by it therein or the conduct of its business makes such qualification or licenses necessary. ICON Capital Corp. has the power and adequate authority to make and carry out this Agreement and the other Loan Documents in its capacity as general partner of each Borrower.

         4.9......Subsidiaries. Borrower does not own any Stock, partnership interest or other equity securities of any Person that is a Subsidiary, except as follows: (a) such ownership as has been disclosed by Borrower in a Form 10-Q or a Form 10-K filed with the U.S. Securities and Exchange Commission; or (b) such Subsidiary was formed and is operated in the ordinary course of Borrower's business as heretofore conducted, or will be formed for such purposes; or (c) such Subsidiary whose ownership has been disclosed by Borrower to Lender in writing.

         4.10.....Tax Status. Borrower has filed or caused to be filed all tax returns required to be filed by Borrower, and has no liability for any delinquent state, local or federal taxes, and, if Borrower has contracted with any government agency, Borrower has no liability for renegotiation of profits.

         4.11.....Trademarks, Trade Names, Copyrights, Patents. Borrower, as of
the date hereof, possesses all necessary trademarks, trade names, copyrights, patents, patent rights, and licenses to conduct its business as now operated, without any known conflict with the valid trademarks, trade names, copyrights, patents and license rights of others.

         4.12.....Regulatory Compliance. Borrower is not an "investment company"
or a company "controlled" by an "investment company" within the meaning of the Investment Company Act of 1940. Borrower is not engaged principally, or as one of its important activities, in the business of extending credit for the purpose of purchasing or carrying margin stock (within the meaning of Regulations T, U and X of the Board of Governors of the Federal Reserve System). Borrower has complied with all the provisions of the Federal Fair Labor Standards Act. Borrower has not violated any statutes, laws, ordinances or rules applicable to it, violation of which could result in a Material Adverse Change. None of the proceeds of any Revolving Loan shall be used to purchase or carry margin stock (as defined in Regulation U of the Board of Governors of the Federal Reserve System).

         4.13.....ERISA. All defined benefit pension plans as defined in the
Employees Retirement Income Security Act of 1974, as amended ("ERISA"), of Borrower meet, as of the date hereof, the minimum funding standards of Section 302 of ERISA. No Reportable Event or Prohibited Transaction as defined in ERISA has occurred with respect to any such plan, or any other failure by Borrower to comply with ERISA that is reasonably likely to result in Borrower's incurring any liability that could result in a Material Adverse Change.

         4.14.....Solvency, Payment of Debts. Borrower is solvent and able to pay its debts (including trade debts) as they mature. No transfer of property is being made by Borrower and no obligation is being incurred by Borrower in connection with the transactions contemplated by this Agreement or the other Loan Documents with the intent to hinder, delay, or defraud either present or future creditors of Borrower.

         4.15.....Full Disclosure. No representation, warranty or other statement made by Borrower in any certificate or written statement furnished to Lender contains any untrue statement of a material fact or omits to state a material fact necessary in order to make the statements contained in such certificates or statements not misleading.

         4.16.....Enforceability; Priority of Security Interest. (i) This
Agreement creates a security interest in favor of Lender which is enforceable against all Collateral in which Borrower now has rights and will create a security interest which is enforceable against all Collateral in which Borrower hereafter acquires rights at the time Borrower acquires any such rights, with such security interest being perfected to the extent perfection may be obtained under the applicable state's Uniform Commercial Code (or if perfection may be obtained by some other means, in accordance with those other means if so requested by Lender); and (ii) Lender has a perfected first-priority security interest (regardless of whether the appropriate method to perfect is under the Uniform Commercial Code or by another means) in the Collateral described in
Schedule 1, and shall have a perfected, first-priority security interest (regardless of whether the appropriate method to perfect is under the Uniform Commercial Code or by another means) in any Collateral based upon which Lender previously, concurrently herewith or hereafter makes a Revolving Loan (with such perfected, first priority security interest commencing at or before the time such Revolving Loan is made); in each case securing the payment and performance of the Obligations. Except for Liens in favor of Lender and Permitted Liens, there are no Liens against the Collateral described in Schedule 1 or in any Collateral based upon which Lender makes a Revolving Loan, or the equipment related thereto (except that Borrower shall have a perfected first-priority security interest in the equipment subject to the applicable Loan Contracts).

         4.17.....Enforceability of Collateral. To the extent the Collateral consists of Accounts, Chattel Paper, Leases, Loan Contracts or General Intangibles, Borrower, after conducting commercially reasonable due diligence at the time of acquisition, is informed and believes that the Collateral is enforceable in accordance with its terms, is genuine, and complies with applicable laws concerning form, content and manner of preparation and execution, and all Persons appearing to be obligated on the Collateral have authority and capacity to contract and are in fact obligated as they appear on the Collateral, and Borrower has no information that any Person contends otherwise. Borrower, after conducting commercially reasonable due diligence at the time of acquisition, is informed and believes that all Indirect Leases and Indirect Loan Contracts are enforceable in accordance with their terms, are genuine, and comply with applicable laws concerning form, content and manner of preparation and execution, and all Persons appearing to be obligated on the Collateral have authority and capacity to contract and are in fact obligated as they appear thereon, and Borrower has no information that any Person contends otherwise.

         4.18.....Other Financing Statements. Other than financing statements, pledge documents, deeds of trust and mortgages in favor of Lender and financing statements, deeds of trust and mortgages filed or recorded in connection with Permitted Liens, no effective financing statement, pledge document, deed of trust or mortgage naming Borrower as debtor, assignor, grantor, mortgagor, pledgor, trustor or the like and covering all or any part of the Collateral is on file in any filing or recording office in any jurisdiction.

         4.19.....Environmental Representations. Borrower has not received any notice of any violation of any Environmental Law(s); and Borrower is not a party to any litigation or administrative proceeding, nor, so far as is known by Borrower, is any litigation or administrative proceeding threatened against Borrower which, in any case, (i) asserts or alleges that Borrower violated any Environmental Law(s), (ii) asserts or alleges that Borrower is required to clean up, remove, or take any other remedial or response action due to the disposal, depositing, discharge, leaking or other release of any hazardous materials, or
(iii) asserts or alleges that Borrower is required to pay all or a portion of any past, present or future clean-up, removal or other remedial or response action which arises out of or is related to the disposal, depositing, discharge, leaking or other release of any hazardous materials by Borrower, and which, either singularly or in the aggregate, could constitute a Material Adverse Change.

                  4.19.1 Existing Conditions. To Borrower's knowledge, there are no conditions existing currently which could subject Borrower to damages, penalties, injunctive relief or clean-up costs under any applicable Environmental Law(s), or which require,, or are likely to require, clean-up, removal, remedial action or other response pursuant to any applicable Environmental Law(s) by Borrower, and which, in any case, either singularly or in aggregate, could constitute a Material Adverse Change.

                  4.19.2 Existing Orders. Borrower is not subject to any judgment, decree, order, or citation related to or arising out of any Environmental Law(s), which, either singularly or in the aggregate, could constitute a Material Adverse Change; and, to Borrower's knowledge Borrower has not been named or listed as a potentially responsible party by any governmental body or agency in any matter arising under any applicable Environmental Law(s).

                  4.19.3 Permits.. Borrower has all material permits, licenses and approvals required under applicable Environmental Laws, where the failure to so obtain or maintain any such permits, licenses or approvals could constitute a Material Adverse Change.

...................4.19.4  Leases and Loan Contracts  Subject to Revolving Loans.
The Leases and Loan Contracts listed in Schedule 1, ---------- and any other Leases and Loan Contracts based upon which Lender makes a Revolving Loan, and the equipment subject thereto, never have been, and never will be so long as this Agreement remains a Lien on the Collateral, used for the generation, manufacture, storage, transportation, treatment, disposal, release or threatened release of any hazardous waste or substance, as those terms are defined in the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, 42 U.S.C. Section 9601, et seq. ("CERCLA"), the Superfund Amendments and Reauthorization Act of 1986, Pub. L. No. 99-499 ("SARA"), the Hazardous Materials -------- Transportation Act, 49 U.S.C. Section 1801 et seq., the Resource Conservation and Recovery Act, 42 U.S.C. Section 6901, et seq., Chapters 6.5 through 7.7 of Division 20 of the California Health and Safety Code, Section 25100, et seq., or other applicable state or Federal laws, rules, or regulations adopted pursuant to any of the foregoing. This representation and warranty does not apply, however, to equipment in the possession of a Lessee pursuant to a Lease or a Debtor pursuant to a Loan Contract, but Borrower represents and warrants that, in such case, it either (a) has no knowledge that such equipment has been used in such manner and shall use reasonable efforts to assure that the Lessee and Debtor does not use the equipment in such manner; or
(b) has obtained an indemnity agreement from such Lessee or Debtor from any loss or damages that may arise if such equipment has been used in the manner described above.

           The terms "hazardous waste" and "hazardous substance" shall also include, without limitation, petroleum and petroleum by-products or any fraction thereof and asbestos. The representations and warranties contained herein are based on Borrower's due diligence in investigating the Collateral for hazardous wastes and substances. Borrower hereby (a) releases and waives any future claims against Lender for indemnity or contribution in the event Borrower becomes liable for cleanup or other costs under any such laws, and (b) agrees to indemnify and hold harmless Lender against any and all claims and losses resulting from any Collateral being used by any Person other than Lender in the manner identified in the first sentence of this subsection. This obligation to indemnify shall survive the repayment of the Revolving Loans and the termination of this Agreement.

         4.20.....Inventory Records. Borrower keeps correct and accurate records itemizing and describing the kind, type, quality and quantity of the Inventory, and Borrower's cost therefor.

         4.21.....Commissions Due to Brokers. No broker has been engaged in this transaction and no commission is due to a broker with respect to this transaction.

         4.22.....Benefit to All Borrowers. The co-borrowing arrangement as set forth in the Loan Documents is of benefit to all Borrowers regardless of which Borrower is the actual recipient of Loans made by Lender or the amount of Loans received by each Borrower in that, among other reasons, the co-borrowing arrangement enables each Borrower to enter into larger transactions than such Borrower would be able to enter into if separate credit facilities were established for each Borrower. Furthermore, the co-borrowing arrangement was established at the request of each Borrower.

         4.23.....Consultation with Counsel. Borrowers are represented by, and have consulted with, an attorney or attorneys in connection with the Loan Documents and the transactions contemplated thereby.

5.       AFFIRMATIVE COVENANTS OF BORROWER

Borrower agrees that until the full and final payment of the Obligations and the termination of all obligations Lender hereunder, and unless Lender shall otherwise consent in writing, Borrower shall do each of the following:

         5.1......Rights and Facilities. Maintain and preserve all rights, franchises, qualifications, licenses, approvals and other authority adequate for the conduct of its business; maintain its properties, equipment and facilities in good order and repair; conduct its business in an orderly manner without voluntary interruption and maintain and preserve its legal existence.

        5.2......Use  of  Proceeds.  Use the  proceeds  of the Loans  only for purposes authorized in Article 1 hereof. ---------

         5.3......Insurance. Maintain insurance coverage on its physical assets and against other business risks in such amounts and of such types as are customarily carried by companies similar in size and nature (including, without limitation, loss of rent and/or business interruption insurance), and in the event of acquisition of additional property, real or personal, or of the incurrence of additional risks of any nature, increase such insurance coverage in such manner and to such extent as prudent business judgment and present practice would dictate; and in the case of all policies covering Collateral or property in which Lender shall have a security interest of any kind whatsoever, other than those policies protecting against casualty liabilities to strangers, all such insurance policies shall provide that the loss payable thereunder shall be payable to Borrower (or other Person providing Collateral hereto) and Lender, with mortgagee's clauses in favor of and satisfactory to Lender for all such policies, and such policies shall also provide that they may not be canceled or changed without 30 days' prior written notice to Lender. Upon the request of Lender, all of said policies, or copies thereof, including all endorsements thereon and those required hereunder, shall be deposited with Lender. This
Section 5.3 does not require Borrower to have Lender added as a loss payee or additional insured on insurance policies for Revolving Loan Contracts.

         5.4......Taxes and Other Liabilities. Pay and discharge, or cause to be paid and discharged, before the same become delinquent and before penalties accrue thereon, all taxes, assessments and governmental charges upon or against it or any of its properties, and all its other liabilities at any time existing, except to the extent and so long as: (a) the same are being contested in good faith and by appropriate proceedings in such manner as not to cause any materially adverse effect upon its financial condition or the loss of any right of redemption from any sale thereunder; and (b) Borrower shall have set aside on its books reserves (segregated to the extent required by GAAP) deemed by it to be adequate with respect thereto. Notwithstanding the foregoing, if a Lessee has defaulted on its obligation to pay taxes owed with respect to leased equipment, this Section 5.4 does not require Borrower to pay and discharge, or cause to be paid and discharged, those taxes.

         5.5......Records and Reports. Maintain a standard and modern system of accounting in accordance with GAAP; permit Lender's representatives to have access to, and to examine its properties, books and records at all reasonable times and upon reasonable notice during normal business hours, and furnish Lender with copies thereof as often as Lender may reasonably request. Furnish
Lender:

                  5.5.1 Quarterly Financial Statement As soon as available, and in any event within 45 days after the close of each quarter of each fiscal year of Borrower (or within 75 days after the close of each quarter of each fiscal year of Borrower if Borrower has obtained a corresponding extension of the filing deadline from the U.S. Securities and Exchange Commission): a copy of each Borrower's Form 10-Q filed with the U.S. Securities and Exchange Commission or any governmental authority at any time substituted therefor, covering the applicable quarter, which filing Borrower promises to make on a timely basis. If Borrower obtains an extension of the filing deadline, it shall promptly notify Lender thereof and provide Lender with a copy of a document reflecting the extension.

                  5.5.2 Annual Financial Statement. As soon as available, and in any event within 120 days after and as of the close of each fiscal year of Borrower, a copy of each Borrower's Form 10-K report as filed with the U.S. Securities and Exchange Commission or any governmental authority at any time substituted therefor, covering the applicable fiscal year, which filing Borrower promises to make on a timely basis.

                  5.5.3 Borrowing Base/Eligible Borrowing Base Contract Aging Report. Within 15 days after each month-end, deliver to Lender a monthly Borrowing Base/Eligible Borrowing Base Contract Aging Report, in the form of
Exhibit 4 attached hereto, providing information as of the last day of the preceding month and certified by an authorized signer of Borrower. Borrower shall provide in that report a statement of the Tangible Net Worth of each Borrower as of the last day of the preceding month (if the exact amount is not known, Borrower shall provide an estimate) and such other information as is requested in Exhibit 4.

                  5.5.4 Audit Reports. Promptly after the receipt thereof by Borrower, copies of any detailed audit reports submitted to Borrower by independent accountants in connection with each annual or interim audit of the accounts of Borrower performed by such accountants;

                  5.5.5 Compliance Certificate. At the earlier of the date a Form 10-Q or Form 10-K required under Section 5.5.1 or Section 5.5.2 is due or is provided by Borrower to Lender, a Compliance Certificate of the chief financial officer of Borrower's general partner, in the form of Exhibit 3, stating that Borrower has performed and observed each and every covenant contained in this Agreement to be performed by it and that no event has occurred and no condition then exists which constitutes an Event of Default or Unmatured Event of Default hereunder or, if any such event has occurred or any such condition exists, specifying the nature thereof.

                  5.5.6 Other Information. Such other information and documents relating to the affairs of Borrower or the Collateral as Lender may reasonably request from time to time.

         5.6......ERISA. Cause all defined benefit pension plans, as defined in
ERISA, of Borrower to, at all times, meet the minimum funding standards of
Section 302 of ERISA, and ensure that no Reportable Event or Prohibited Transaction, as defined in ERISA, shall occur with respect to any such plan.

         5.7......Laws. At all times comply with, or cause to be complied, in all material respects, with, all laws, statutes, rules, regulations, orders and directions of any governmental authority having jurisdiction over Borrower, Borrower's business, or the Collateral.

         5.8......Compliance with GAAP. All information used in and the calculation of Borrower's compliance with all financial covenants hereunder shall be based on and in accordance with GAAP.

         5.9......Maintenance of Collateral. Borrower shall maintain all tangible Collateral in good condition and repair or, if Collateral consisting of equipment is in the possession of a Lessee pursuant to a Lease or a Debtor pursuant to a Loan Contract, shall use its reasonable efforts to assure that such Lessee or Debtor complies with the provisions of the applicable Lease or Loan Contract pertaining to maintenance of such equipment. Borrower will not commit or fail to reasonably enforce provisions in Leases or Loan Contracts governing damage to or destruction of the Collateral or any part of the Collateral.

         5.10.....Location of Inventory and Equipment. Insofar as the Collateral
consists of Inventory or Equipment, Borrower shall deliver to Lender, as often as Lender shall require, such lists, descriptions, and designations of such Collateral as Lender may require to identify the nature, extent and location of such Collateral.

         5.11.....Disposition of Proceeds of Collateral.

                  (a) (i) Inform Lender of any proposed sale or other disposition of any Leases or Loan Contracts (or the equipment related thereto) listed on Schedule 1 or based on which Lender makes a Revolving Loan, or insurance proceeds received with respect to such Leases, Loan Contracts or equipment; (ii) If an Event of Default or Unmatured Event of Default has occurred and is continuing, immediately deliver all proceeds of such sale or other disposition or such insurance proceeds (subject to the rights of Lessees) to Lender and, until such delivery, hold such proceeds in trust for Lender and not commingle such proceeds with any other funds; (iii) If an Event of Default or Unmatured Event of Default has not then occurred and be continuing, immediately deliver all proceeds of such sale or other disposition or such insurance proceeds (subject to the rights of Lessees) to Lender as are necessary to ensure that the aggregate amount outstanding does not exceed the Borrowing Base, all covenants set forth in Article 7 of this Agreement are, as of the date of such transaction, satisfied, and no Event of Default or Unmatured Event of Default is created by such transaction and, until such delivery, hold such proceeds in trust for Lender and not commingle such proceeds with any other funds.

                  (b) (i) Inform Lender of any proposed sale or disposition of any Indirect Leases or Indirect Loan Contracts (or the equipment related thereto) listed on Schedule 1 or based on which Lender makes a Revolving Loan, or insurance proceeds received with respect to such Indirect Leases, Indirect Loan Contracts or equipment (or of any proposed sale or disposition of Borrower's Beneficial Interest in the Person who is the lessor of such Indirect Lease or lender/payee of such Indirect Loan Contract); (ii) If an Event of Default or Unmatured Event of Default has occurred and is continuing, immediately deliver Borrower's share of all proceeds of such sale or other disposition or such insurance proceeds (subject to the rights of Lessees) to Lender and, until such delivery, hold Borrower's share of such proceeds in trust for Lender and not commingle Borrower's share of such proceeds with any other funds; (iii) if an Event of Default or Unmatured Event of Default has not then occurred and be continuing, immediately deliver Borrower's share of all proceeds of such sale or other disposition or such insurance proceeds (subject to the rights of Lessees) to Lender as are necessary to ensure that the aggregate amount of Loans outstanding does not exceed the Borrowing Base, all covenants set forth in Article 7 of this Agreement are, as of the date of such transaction, satisfied, and no Event of Default or Unmatured Event of Default created by such transaction, and, until such delivery, hold Borrower's share of such proceeds in trust for Lender and not commingle Borrower's share of such proceeds with any other funds.

         5.12.....Operating Accounts.

                  5.12.1 Maintain Borrower's banking relationship with Lender.

                  5.12.2 Maintain on deposit with Lender or an Affiliate of Lender an amount equal to a majority (by value) of all of Borrower's Cash and Cash Equivalents and inform Lender of all of Lender's Affiliates at which Borrower has on deposit Cash or Cash Equivalents.

         5.13.....Notices. Promptly notify Lender in writing of (i) any case involving the return, rejection, repossession, loss or material damage of or to any the Leases, Loan Contracts, Indirect Leases and Indirect Loan Contracts identified on Schedule 1 or any other Leases, Loan Contracts, Indirect Leases or Indirect Loan Contracts based upon which Lender makes a Revolving Loan, or the equipment related thereto, any request for credit or adjustment or of any other dispute arising with respect to such Leases, Loan Contracts, Indirect Leases, Indirect Loan Contracts or equipment, and generally of all material happenings and events affecting such Leases, Loan Contracts, Indirect Leases, Indirect Loan Contracts or equipment or the value or the amount of such Leases, Loan Contracts, Indirect Leases, Indirect Loan Contracts or equipment, in each case to the extent Borrower is aware of, or has been informed of; such event; (ii) the occurrence of any Event of Default hereunder or any event that, upon notice or upon notice and the lapse of time specified herein, would be an Event of Default under this Agreement or under any other Loan Document; (iii) all litigation affecting Borrower where the amount in controversy is $500,000 or more; (iv) any substantial dispute which may exist between Borrower and any governmental regulatory body or law enforcement authority; (v) any change in Borrower's name or principal place of business; or (vi) any other matter which has resulted or could result in a Material Adverse Change.

         5.14.....Audits. Permit Lender or representatives of Lender to conduct audits of Borrower's books and records relating to the Accounts, Inventory, Leases, Loan Contracts and other Collateral and make extracts therefrom no less frequently than semi-annually (or at any time and without notice required if an Event of Default has occurred and is continuing) with results satisfactory to Lender, provided that Lender shall use its best efforts to not interfere with the conduct of Borrower's business, and arrange for verification of the Accounts directly with the account debtors obligated thereon or otherwise, of the Leases directly with the Lessees, and of the Loan Contracts directly with the Debtors, all under reasonable procedures acceptable to Lender and at Borrower's sole expense. Borrower shall pay all reasonable expenses incurred by Lender with respect to such audits.

         5.15.....Assignment of Accounts, Leases and Loan Contracts. In addition to any covenant contained in any Loan Document relating to any Collateral, Borrower shall execute and deliver to Lender such assignments covering individual Accounts, Leases and Loan Contracts notices, financing statements, and other documents and papers as Lender may reasonably require in order to affirm, effectuate or further assure the assignment and grant of security interest to Lender of the Collateral or to give any third party, including the account debtors obligated on the Accounts, Lessees obligated on the Leases and Debtors obligated on the Loan Contracts, notice of Lender's interest in the Collateral.

         5.16.....Collection of Accounts, Leases and Loan Contracts, Inventory
Proceeds. In addition to any covenant contained in any Loan Document relating to any Collateral, Borrower shall, until Lender exercises its rights to collect the Accounts, Leases, Loan Contracts and Inventory proceeds as the result of an Event of Default, collect with diligence amounts owed to Borrower under or with respect to the Accounts, Leases, Loan Contracts and Inventory.

         5.17.....Environmental Covenants. Comply or take reasonable efforts to cause Lessees and Debtors to comply in all material respects with all applicable Environmental Laws, and maintain all material permits, licenses and approvals required under applicable Environmental Laws, where the failure to do so could constitute a Material Adverse Change. Promptly notify Lender, in writing, as soon as Borrower becomes aware of any condition or circumstance which makes any of the environmental representations or warranties set forth in this Agreement incomplete, incorrect or inaccurate in any material respect as of any date; and promptly provide to Lender, immediately upon receipt thereof, copies of any material correspondence, notice, pleading, citation, indictment, complaint, order, decree, or other document from any source asserting or alleging a violation of any Environmental Laws by Borrower, or of any circumstance or condition which requires or may require, a financial contribution by Borrower, or a clean-up, removal, remedial action or other response by or on behalf of Borrower, under applicable Environmental Law(s), or which seeks damages or civil, criminal, or punitive penalties from Borrower, for any violation or alleged violation of Environmental Law(s).

         5.18 Contribution Agreement. Borrower must have entered into an agreement, among themselves, providing that, to the extent that an individual Borrower's property is used to repay Lender an amount greater than the amount owed under Revolving Loans that such Borrower has obtained from Lender, then such Borrower shall be entitled to reimbursement from the other Borrowers for any excess so paid, such agreement shall remain in full force and effect, and a copy executed by each Borrower shall have been delivered to Lender. Such agreement shall not be amended, modified, or restated in any manner that would change the substance of the requirements set forth in this section and, if it is amended, modified or restated, a fully executed copy of such amendment, modification or restatement shall be promptly delivered by Borrower to Lender.

6.       NEGATIVE COVENANTS OF BORROWER

Borrower agrees that until the full and final payment of the Obligations and the termination of all obligations of Lender hereunder, and unless Lender shall otherwise consent in writing, Borrower shall not do any of the following:

         6.1......Type of Business; Management; Change of Control. Make any
substantial change in the character of its business or make any change in its general partner or in the current president or chief executive officer of its general partner, but Lender shall not unreasonably withhold its consent to a change in such current president or chief executive officer.

         6.2......Change of Name. Change its legal name, trade names, or trade styles or add any new trade names or trade styles unless (i) Borrower gives Lender 30 days' prior written notice thereof, and (ii) Borrower executes and delivers such additional agreements, instruments and documents as Lender shall reasonably require to maintain Lender's perfected security interests in the Collateral.

         6.3......Change of State of Formation.  Change its state of formation.

         6.4......Outside Indebtedness. Other than in the ordinary course of business, create, incur, assume or permit to exist any recourse indebtedness for borrowed moneys other than Revolving Loans from Lender, except obligations now existing as shown in the financial statements of Borrowers 1, 2 and 3 dated September 30, 2001, excluding those obligations being refinanced by Lender.

         6.5......Liens and Encumbrances. Create, incur, permit to exist, or assume any mortgage, pledge, encumbrance, Lien or charge of any kind upon any asset now owned or hereafter acquired by it, other than Permitted Liens.

         6.6......Transactions Involving Collateral. (a) Subject to any Lessee's
rights under any Lease relating to the Collateral, sell, transfer or dispose of any Collateral for less than reasonably equivalent value; (b) sell, transfer or dispose of Inventory, Equipment, Accounts, Leases or Loan Contracts except in the ordinary course of Borrower's business (a sale in the ordinary course of Borrower's business does not include a transfer in partial or total satisfaction of a debtor or bulk sale; (c) sell, transfer or dispose of any Lease, Loan Contract, or its interest in any Indirect Lease or Indirect Loan Contract identified on Schedule 1 or based upon which Lender makes a Revolving Loan (or the equipment related to the foregoing) unless Borrower has complied with the requirements of Section 5.11; or (d) Create or permit any Lien to be placed upon any Lease, Loan Contract, or its interest in any Indirect Lease or Indirect Loan Contract identified on Schedule 1 or based upon which Lender makes a Revolving Loan (or the equipment related to the foregoing) (except that Borrower may have a Lien on equipment subject to a Loan Contract). Notwithstanding the foregoing, Borrower may create or permit a first priority Lien or other Lien to be placed on any property described in clause (d), thereby causing such property to cease to be an Eligible Borrowing Base Contract, provided that no Event of Default or Unmatured Event of Default then exists or would be created as a result thereof, the aggregate amount outstanding immediately before such transaction and immediately after such transaction does not exceed the Borrowing Base, and Borrower provides written evidence to Lender within 5 Business Days prior to the placement of such Lien reasonably satisfactory to Lender establishing that such conditions are satisfied; in such event and if the property thereafter does not constitute "Collateral," as that term is defined in this Agreement, Lender shall take such actions as are reasonably requested by Borrower to evidence the release of its security interest in such property.

         6.7......Loans, Investments; Secondary Liabilities. Other than in the ordinary course of business, (a) make any loans or advances to any Person; (ii) make any investment in the securities of any Person other than the United States Government; (iii) guarantee or otherwise become liable upon the obligation of any Person which is not an Affiliate or Subsidiary of Borrower, except by endorsement of negotiable instruments or deposit or collection in the ordinary and normal course of its business.

         6.8......Acquisition or Sale of Business; Merger or Consolidation. (a)
Purchase or otherwise acquire the assets or business of any Person except in the ordinary course of business as now conducted by Borrower; (b) liquidate, dissolve, merge or consolidate, or commence any proceedings therefor; (c) sell any assets except in the ordinary course of its business as now conducted; (d) sell, lease, assign, or transfer any substantial part of its business or fixed assets, or any property or other assets necessary for the continuance of its business as now conducted, including without limitation the selling of any property or other asset accompanied by the leasing back of the same.

         6.9......Distributions. (a) Declare or pay any distribution to any partnership interest now outstanding or hereafter issued or purchased, redeem or retire any such partnership interest except, as long as Borrower is in compliance with all terms and conditions of this Agreement and would remain so after taking such actions, Borrower may make distributions to its partners or redeem or retire any outstanding partnership interests, as provided in the Agreement of Limited Partnership of each Borrower, as amended from time to time;
(b) pay management fees or acquisition fees except that, as long as Borrower is in compliance with all terms and conditions of this Agreement and would remain so after taking such actions, Borrower may pay such fees if authorized under the partnership agreement of such Borrower.

         6.10.....Transactions with Subsidiaries and Affiliates. Directly or indirectly enter into or permit to exist any material transaction with any Subsidiary or Affiliate of Borrower except for transactions that are in the ordinary course of Borrower's business, upon fair and reasonable terms that are no less favorable to Borrower than would be obtained in an arm's length transaction with a non-affiliated Person.

         6.11.....Pension Plans. Except in compliance with this Agreement, enter into, maintain, or make contribution to, directly or indirectly, any pension plan that is subject to ERISA.

         6.12.....No Further Negative Pledges. Enter into or become subject to any agreement (other than this Agreement or the Loan Documents) (a) prohibiting the guaranteeing by Borrower of any obligations, or (b) requiring an obligation to become secured (or further secured) if another obligation is secured or further secured.

7.       FINANCIAL COVENANTS

Borrower agrees that until the full and final payment of the Obligations and the termination of all obligations of Lender hereunder, and unless Lender shall otherwise consent in writing:

         7.1......Aggregate Tangible Net Worth. All Borrowers, in the aggregate, shall maintain, as of the last day of the specified quarter, a Tangible Net Worth of not less than $125,000,000.

         7.2......Individual Borrower Tangible Net Worth. Each Borrower shall maintain, as of the last day of each month and at each time it obtains a Revolving Loan, a Tangible Net Worth equal to at least twice the amount of the outstanding balance on Revolving Loans made to that Borrower as of such date (after taking into account the amount of any new Revolving Loan that such Borrower is seeking).

         7.3......Debt to Tangible Net Worth. All Borrowers, in the aggregate, shall maintain, as of the last day of each quarter, a ratio of total recourse liabilities to Tangible Net Worth of not greater than 1.00 to 1.00.

         7.4......Profitability. Each Borrower shall individually earn a net profit after taxes of at least $1.00 in each fiscal year, as reported in such Borrower's Form 10-K.

         7.5......Other Collateral. In addition to the Collateral consisting of
(a) the Revolving Loan Contracts and the related equipment, and (b) Borrower's interest in any Person that is the lessor of an Indirect Lease or a lender on an Indirect Loan if such Indirect Lease or Indirect Loan was the subject of a Revolving Loan, and the related equipment, Borrower shall cause Lender to have a perfected security interest in Collateral having a net equity after deducting the Indebtedness secured by Liens senior to those held by Borrower (based on Borrower's Books prepared in accordance with this Agreement) equal to the Maximum Revolving Amount or a greater amount.

8.       EVENTS OF DEFAULT

The occurrence of any of the following shall constitute an event of default ("Event of Default") hereunder:

         8.1......Failure to Pay. Failure to pay any principal, interest or other sums due to Lender under this Agreement or any other Loan Document, within five days of when due.

         8.2......Breach of Representations and Warranties, Affirmative,
Negative or Financial Covenants. Failure of Borrower to observe or perform any term or condition, or failure to comply with any representation or warranty, set forth in Article 2, Article 4, Article 5, Article 6, or Article 7 hereof.

         8.3......Breach of Other Covenants. Failure of Borrower to observe or perform any term or condition of this Agreement (other than those terms and conditions described in Sections 8.1 and 8.2 hereof), and such failure continues for 30 days after the earlier of (a) Borrower's discovery or knowledge of such failure and (b) Lender's dispatch of notice to Borrower of such failure.

         8.4......Breach of Warranty. Any of Borrower's representations or warranties made herein or in any statement or certificate at any time given in writing pursuant hereto or in connection herewith (other than those described in Section 8.2 hereof) shall be or become false or misleading in any material respect, or if any such representation, warranty, statement or certification is withdrawn.

         8.5......Breach Under Any Other Loan Document. Any default or event of default, as the case may be, in the observance or performance by Borrower or any other Person (excluding Lender) of any term or condition of any other Loan Document or any other document, instrument or agreement with or in favor of Lender entered into by or binding upon Borrower or any such other Person, and the continuation thereof beyond any applicable period of grace or cure provided with respect thereto.

         8.6......Default Under Agreements with Other Persons. Any default by
Borrower (a) in the payment of any recourse Indebtedness (other than Indebtedness owing to Lender), or (b) in the observance or performance of any conditions, covenants or agreements related or given with respect thereto or any other agreement, the failure to observe or perform under which could constitute a Material Adverse Change and, in each case, continuation thereof beyond any applicable grace or cure period with respect thereto.

         8.7......Judgments. Any uninsured money judgment in excess of $500,000, writ or warrant of attachment, or similar process shall be entered or filed against Borrower or any of its assets and shall remain unvacated, unbounded or unstayed for a period of 20 days or in any event later than 5 days prior to the date of any proposed sale thereunder.

         8.8......Ownership. If there shall be any change in the management, ownership or control of Borrower, whether by reason of incapacity, death, resignation, termination or otherwise, which, in Lender's sole judgment, shall constitute a Material Adverse Change.

         8.9......ERISA Compliance. Failure by Borrower to meet the minimum funding requirements under ERISA with respect to any pension plan established or maintained by it; the occurrence of any "reportable event," as defined in ERISA, which could constitute grounds for termination by the PBGC of any pension plan or for the appointment by the appropriate United States District Court of a trustee to administer such pension plan, and such reportable event is not corrected and such determination is not revoked within 30 days after notice thereof has been given to the plan administrator or Borrower, as the case may be; or the institution of any proceedings by the PBGC to terminate any such pension plan or to appoint a trustee by the appropriate United States District Court to administer such pension plan.

         8.10.....Insolvency; Receiver or Trustee. Borrower shall become insolvent; or admit its inability to pay its debts as they mature; or make an assignment for the benefit of creditors; or apply for, consent to or acquiesce in the appointment of a trustee, receiver, liquidator, conservator or custodian for it or for a substantial part of its property or business.

         8.11.....Bankruptcy. Bankruptcy, insolvency, reorganization or liquidation proceedings or other proceedings for relief under any bankruptcy law or any law for the relief of debtors shall be instituted by or against Borrower and, if instituted against it, shall not be dismissed within 45 days thereafter.

         8.12.....Security Interest. This Agreement or any other Loan Document ceases to be in full force and effect (including the failure of this Agreement or any other Loan Document to create a valid and perfected security interest or lien on the Collateral) at any time and for any reason.

     8.13.....Cessation  of Business.  Borrower  shall  voluntarily  suspend its business.

         8.14.....Material Adverse Change. Any change which, in the reasonable opinion of Lender, has resulted or could result in a Material Adverse Change.

         8.15.....Attachments. If any material portion of Borrower's properties or assets is attached, seized, subjected to a writ or distress warrant, or is levied upon, or comes into the possession of any third Person and such attachment, seizure, writ or distress warrant or levy has not been removed, discharged or rescinded within 10 days, or if Borrower is enjoined, restrained, or in any way prevented by court order from continuing to conduct all or any material part of its business affairs, or if a judgment or other claim becomes a lien or encumbrance upon any material portion of Borrower's assets, or if a notice of lien, levy, or assessment is filed of record with respect to Borrower's assets by the United States Government, or any department, agency, or instrumentality thereof, or by any state, county, municipal, or governmental agency, and the same is not paid within 10 days after Borrower receives notice thereof, provided that none of the foregoing shall constitute an Event of Default where such action or event is stayed or an adequate bond has been posted pending a good faith contest by Borrower (provided that no credit extensions will be required to be made during such stay period).

         8.16.....Other Defaults. Borrower shall commit or do or fail to commit or do any act or thing which would constitute an event of default under any of the terms of any other recourse agreement, document or instrument executed or to be executed by it concerning the obligation to pay money and the result of such action or inaction is to cause the amounts immediately due under such obligation (either by the terms of the obligation or by acceleration of the indebtedness) to be an amount in excess of $1,000,000.

9.       LENDER'S RIGHTS AND REMEDIES UPON EVENT OF DEFAULT

         9.1......Rights and Remedies. Upon the occurrence of an Event of
Default, Lender may without notice of its election and without demand, do any one or more of the following, all of which are authorized by Borrower:

                  9.1.1 Declare all Obligations, whether evidenced by this Agreement, by any of the other Loan Documents, or otherwise, immediately due and payable; provided, however, that upon the occurrence of an Event of Default described in Section 8.11, all Obligations shall become immediately due and payable without any action by Lender;

                  9.1.2 Terminate the commitment of Lender to lend and cease advancing money or extending credit to or for the benefit of Borrower under this Agreement, under any of the other Loan Documents, or under any other agreement between Borrower and Lender; provided, however, that Lender shall have no duty to make advances while any Event of Default or Unmatured Event of Default exists notwithstanding any cure period provided for herein;

                  9.1.3 Terminate this Agreement and any of the other Loan Documents as to any future liability or obligation of Lender, but without affecting Lender's rights and security interests in the Collateral and without affecting the Obligations;

                  9.1.4 Settle or adjust disputes and claims directly with Account debtors, Lessees, or Debtors for amounts, upon terms and in whatever order that Lender reasonably considers advisable;

                  9.1.5 Without notice or demand upon Borrower, collect the Accounts, Leases, Loan Contracts and Inventory proceeds and give notice of assignment to, and collect from, any and all Account debtors, Lessees and Debtors;

                  9.1.6 Without notice to or demand upon Borrower, make such payments and do such acts as Lender considers necessary or reasonable to protect its security interest in the Collateral. Borrower agrees to assemble the Collateral if Lender so requires, and to deliver or make available to Lender all or any portion of the Collateral and any and all certificates of title and other documents relating thereto as Lender may designate. Borrower authorizes Lender to enter the premises where the Collateral is located, to take and maintain possession of the Collateral, or any part of it, and to pay, purchase, contest, or compromise any encumbrance, charge, or lien which in Lender's determination appears to be prior or superior to its security interest and to pay all expenses incurred in connection therewith. With respect to any of Borrower's owned premises, Borrower hereby grants Lender a license to enter into possession of such premises and to occupy the same, without charge, in order to exercise any of Lender's rights or remedies provided herein, at law, in equity, or otherwise. All of the foregoing are subject to the rights of any Lessees;

                  9.1.7 Without notice to or demand upon Borrower, set off and apply to the Obligations any and all (i) balances and deposits of Borrower held by Lender, or (ii) indebtedness at any time owing to or for the credit or the account of Borrower held by Lender;

                  9.1.8 Ship, reclaim, recover, store, finish, maintain, repair, prepare for sale, advertise for sale, and sell (in the manner provided for herein) the Collateral. Lender is hereby granted a license or other right, solely pursuant to the provisions of this Section 9.1, to use, without charge, Borrower's labels, patents, copyrights, rights of use of any name, trade secrets, trade names, trademarks, service marks, and advertising matter, or any property of a similar nature, as it pertains to the Collateral, in completing production of, advertising for sale, and selling any Collateral and, in connection with Lender's exercise of its rights under this Section 9.1, Borrower's rights under all licenses and all franchise agreements shall inure to Lender's benefit;

                  9.1.9 Sell the Collateral at either a public or private sale, or both, by way of one or more contracts or transactions, for cash or on terms, in such manner and at such places (including Borrower's premises) as Lender determines is commercially reasonable, and apply any proceeds to the Obligations in whatever manner or order Lender deems appropriate; provided, however, that Lender shall have no obligation to clean-up or otherwise prepare the Collateral for sale;

                  9.1.10 Lender may credit bid and purchase at any public sale, or at any private sale as permitted by law;

                  9.1.11 In addition to any other rights, relief or remedies afforded Lender, to the extent permitted by applicable law without notice to or consent and completely without regard to the adequacy of any security for the Obligations, Lender may have a receiver appointed as a matter of right, who may be an employee of Lender and may serve without bond, and all fees of such receiver and his or her attorney shall become part of the Obligations secured by this Agreement and payable from the disposition of the Collateral, payable upon demand with interest at the rate applicable to Loans hereunder until repaid, and such receiver, in addition to any other rights to which he shall be entitled, shall be authorized to sell, foreclose or conduct a complete foreclosure on all Collateral contemplated by this Agreement for the benefit of Lender, pursuant to provisions of applicable law; and

                  9.1.12 Any deficiency that exists after disposition of the Collateral as provided above shall be paid immediately by Borrower.

         9.2......Power of Attorney. Borrower hereby irrevocably makes, constitutes, and appoints Lender (and any of Lender's designated officers, employees or agents) as Borrower's true and lawful attorney to, upon the occurrence and during the continuance of an Event of Default: (a) send requests for verification of Accounts, Leases, Loan Contracts, Indirect Leases or Indirect Loan Contracts or notify Account debtors, Lessees and Debtors of Lender's security interest in the Accounts, Leases and Loan Contracts; (b) endorse Borrower's name on any checks or other forms of payment or security that may come into Lender's possession; (c) open mail addressed to Borrower; (d) sign Borrower's name on any (i) invoice or bill of lading relating to any Account, Lease, Loan Contract, Indirect Lease or Indirect Loan Contract, (ii) drafts against Account debtors, Lessees, or Debtors, (iii) schedules and assignments of Accounts, Leases, Loan Contracts, Indirect Leases and Indirect Loan Contracts,
(iv) verifications of Accounts, Leases, Loan Contracts, Indirect Leases and Indirect Loan Contracts, and (v) notices to Account debtors, Lessees and Debtors; (e) dispose of any Collateral; (f) make, settle, and adjust all claims under and decisions with respect to Borrower's policies of insurance; (g) settle and adjust disputes and claims respecting the Accounts directly with Account debtors, Leases directly with the Lessees and Loan Contracts directly with the Debtors, for amounts and upon terms which Lender determines to be reasonable;
(h) to file, in its sole discretion, one or more financing or continuation statements and amendments thereto, relative to any of the Collateral without the signature of Borrower where permitted by law; and (i) transfer the Intellectual Property Collateral into the name of Lender or a third party to the extent permitted under the Code; provided, however, that Lender or any of its designees or attorneys-in-fact may exercise such power of attorney to sign the name of Borrower on any of the documents described in Section 2.6, and to do any and all things necessary in the name and on behalf of Borrower in order to perfect, or continue the perfection of, Lender's security interests in the Collateral, regardless of whether an Event of Default has occurred or is continuing. Borrower agrees that neither Lender, nor any of its designees or attorneys-in-fact, will be liable for any act of commission or omission, or for any error of judgment or mistake of fact or law with respect to the exercise of the power of attorney granted under this Section 9.2, other than as a result of its or their gross negligence or willful misconduct. The appointment of Lender as Borrower's attorney in fact and each and every one of Lender's rights and powers granted under this Section 9.2, being coupled with an interest, shall be irrevocable until all of the Obligations have been indefeasibly paid in full, Lender's obligation to provide advances hereunder has been terminated, and all Borrower's duties hereunder have been performed in full.

         9.3......Payment of Expenses by Lender. If Borrower fails to pay any amounts or furnish any required proof of payment due to third persons or entities, as required under the terms of this Agreement, then Lender may do any or all of the following after reasonable notice to Borrower: (a) make payment of the same or any part thereof; (b) set up such reserves as Lender deems necessary to protect Lender from the exposure created by such failure; or (c) obtain and maintain insurance policies of the type discussed in Section 5.3 hereof, and take any action with respect to such policies as Lender deems prudent. Any amounts so paid or deposited by Lender shall be immediately due and payable, and shall bear interest at the rate applicable to the Loans from time to time, and shall be secured by the Collateral. Any payments made by Lender shall not constitute an agreement by Lender to make similar payments in the future or a waiver by Lender of any Event of Default under this Agreement.

         9.4......No Obligation to Pursue Others. Lender shall have no obligation to attempt to satisfy the Obligations by collecting them from any third Person which may be liable for them or any portion thereof, and Lender may release, modify or waive any collateral provided by any other Person as security for the Obligations or any portion thereof, all without affecting Lender's rights against Borrower. Borrower waives any right it may have to require Lender to pursue any third Person for any of the Obligations.

         9.5......Compliance with Other Laws. Lender may comply with any applicable state or federal law requirements in connection with a disposition of the Collateral, and Lender's compliance therewith will not be considered to adversely affect the commercial reasonableness of any sale of the Collateral.

         9.6......Warranties. Lender may sell the Collateral without giving any warranties as to the Collateral. Lender may specifically disclaim any warranties of title or the like. This procedure will not be considered to adversely affect the commercial reasonableness of any sale of the Collateral.

         9.7......Sales on Credit. If Lender sells any of the Collateral upon credit, Borrower will be credited only with payments actually made by the purchaser, received by Lender and applied to the indebtedness of the purchaser. In the event that the purchaser fails to pay for the Collateral, Lender may resell the Collateral and Borrower will be credited with the proceeds of such sale.

         9.8......No Marshaling. Lender shall be under no obligation to marshal any assets in favor of Borrower, or against or in payment of the Obligations or any other obligation owned to Lender by Borrower or any other Person. Furthermore, Lender may, at its option, recover from any of the Collateral or from any Borrower, regardless of which Borrower received the proceeds of the Revolving Loans made.

         9.9......Government Consents. Upon the exercise by Lender of any power, right, privilege, or remedy pursuant to this Agreement which requires any consent, approval, registration, qualification, or authorization of any federal, state, local or other governmental authority, Borrower agrees to execute and deliver, or will cause the execution and delivery of, all applications, certificates, instruments, assignments, and other documents and papers that Lender or any purchaser of the Collateral may be required to obtain for such governmental consent, approval, registration, qualification, or authorization.

         9.10.....Lender's Liability for Collateral. So long as Lender complies with its obligations under the Code, Lender shall not in any way or manner be liable or responsible for: (a) the safekeeping of the Collateral; (b) any loss or damage thereto occurring or arising in any manner or fashion from any cause;
(c) any diminution in the value thereof; or (d) any act or default of any carrier, warehouseman, bailee, forwarding agency, or other person whomsoever. All risk of loss, damage or destruction of the Collateral shall be borne by Borrower.

         9.11.....Waiver of Defaults. No Event of Default shall be waived by
Lender except in a written instrument specifying the scope and terms of such waiver and signed by an authorized officer of Lender, and such waiver shall be effective only for the specific time(s) and purpose(s) given. No single or partial exercise of any right, power, or privilege hereunder, nor any delay in the exercise thereof, shall preclude other or further exercise of Lender's rights. No waiver of any Event of Default shall extend to any other or further Event of Default. No forbearance on the part of Lender in enforcing any of its rights or remedies hereunder or any of the other Loan Documents shall constitute a waiver of any of its rights or remedies. Borrower expressly agrees that this Section may not be waived or modified by Lender by course of performance, estoppel or otherwise.

         9.12.....Remedies Cumulative. Lender's rights and remedies under this
Agreement, the Loan Documents, and all other agreements shall be cumulative and not alternative. Lender shall have all other rights, powers and remedies not inconsistent herewith as provided under the Code, by law, or in equity against Borrower or any other person, including but not limited to Lender's rights of setoff or banker's lien. No exercise by Lender of one right or remedy shall be deemed an election, and no waiver by Lender of any Event of Default on Borrower's part shall be deemed a continuing waiver. No delay by Lender shall constitute a waiver, election, or acquiescence by it. No waiver by Lender shall be effective unless made in a written document signed on behalf of Lender and then shall be effective only in the specific instance and for the specific purpose for which it was given.

         9.13.....Demand; Protest. Borrower waives demand, protest, notice of protest, notice of default or dishonor, notice of payment and nonpayment, notice of any default, nonpayment at maturity, release, compromise, settlement, extension, or renewal of accounts, documents, instruments, chattel paper, and guarantees at any time held by Lender on which Borrower may in any way be liable.

10.      MISCELLANEOUS PROVISIONS

         10.1.....Failure or Indulgence Not Waiver. No failure or delay on the part of Lender or any holder of notes issued hereunder, in the exercise of any power, right or privilege hereunder shall operate as a waiver thereof, nor shall any single or partial exercise of any such power, right or privilege preclude other or further exercise thereof or of any other right, power or privilege. All rights and remedies existing under this Agreement or any note (s) issued in connection with a Loan that Lender may make hereunder, are cumulative to, and not exclusive of, any rights or remedies otherwise available.

         10.2.....Amendments and Waivers. No amendment or waiver of any provision of this Agreement or any Loan Document, nor consent to any departure by Borrower, therefrom, shall in any event be effective unless the same shall be in writing and signed by Lender, and then such waiver or consent shall be effective only in the specific instance(s) and for the specific time(s) and purposes(s) for which given.

         10.3.....Construction; Interpretation.

                  10.3.1 Neither this Agreement nor any uncertainty or ambiguity herein shall be construed or resolved against Lender or Borrower, whether under any rule of construction or otherwise. On the contrary, this Agreement has been reviewed by all parties and shall be construed and interpreted according to the ordinary meaning of the words used so as to fairly accomplish the purposes and intentions of all parties hereto.

                  10.3.2 Unless the context of this Agreement clearly requires otherwise, references to the plural include the singular, references to the singular include the plural, the term "including" is not limiting, and the term "or" has, except where otherwise indicated, the inclusive meaning represented by the phrase "and/or." The words "hereof," "herein," "hereby," "hereunder," and similar terms in this Agreement refer to this Agreement as a whole and not to any particular provision of this Agreement. An Event of Default shall "continue" or be "continuing" until such Event of Default has been cured or waived in writing by Lender. Section, subsection, clause, schedule, and exhibit references are to this Agreement unless otherwise specified. Any reference in this Agreement or in the Loan Documents to this Agreement or any of the Loan Documents shall include all alterations, amendments, changes, extensions, modifications, renewals, replacements, substitutions, and supplements, thereto and thereof, as applicable. All accounting terms shall have the meanings applied under GAAP unless otherwise specified. All section titles appear as a matter of convenience only and shall not affect the interpretation of this Agreement.

                  10.3.3 Each covenant hereunder shall be given independent effect so that if a particular action or condition is not permitted by such covenant, the fact that it would be permitted by an exception to, or would be otherwise within the limitations of, another covenant shall not avoid the occurrence of an Event of Default.

         10.4.....Cumulative Effect; Conflict of Terms. The provisions of the other Loan Documents are hereby made cumulative with the provisions of this Agreement. Except as otherwise provided in any of the other Loan Documents by specific reference to the applicable provision of this Agreement, if any provision contained in this Agreement is in direct conflict with, or inconsistent with, any provision in any of the other Loan Documents, the provision contained in this Agreement shall govern and control.

         10.5.....Counterparts; Entire Agreement. This Agreement may be executed by the parties hereto in several counterparts, each of which shall be deemed to be an original and all of which shall constitute together but one and the same agreement. This Agreement, together with the other Loan Documents, constitute the entire understanding among the parties hereto with respect to the subject matter hereof and supersedes any prior agreements, written or oral, with respect thereto.

         10.6.....Lender's Expenses and Attorney's Fees. If, at any time or times regardless of whether an Event of Default then exists, Lender pays or incurs legal or accounting expenses or any other costs or expenses in connection with (a) the negotiation and preparation of this Agreement or any of the other Loan Documents, any amendment of or modification of this Agreement or any of the other Loan Documents, (b) the perfection of, and continuation of perfection of, any security interest in any of the Collateral; (c) the administration of this Agreement or any of the other Loan Documents and the transactions or the Collateral contemplated hereby and thereby, (d) any litigation, contest, dispute, suit, proceeding or action (whether instituted by Lender, Borrower, or any other person) in any way relating to the Collateral, this Agreement or any of the other Loan Documents or Borrower's affairs, (e) any attempt to enforce any rights of Lender against Borrower or any other person which may be obligated to Lender by virtue of this Agreement or any of the other Loan Documents, whether or not suit is filed, or (f) any attempt to inspect, verify, protect, preserve, restore, collect, sell, liquidate or otherwise dispose of or realize upon the Collateral, then all such legal and accounting expenses (including all reasonable attorneys' fees) together with all other costs and expenses of Lender shall be payable by Borrower without demand after notice, and Borrower shall promptly pay all such amounts payable to Lender under this Section 10.6, and all such amounts shall be secured by the Collateral and shall bear interest from the date of such notice until paid in full at the rate applicable to the Loans from time to time. If suit is brought to enforce any provision of this Agreement, the prevailing party shall be entitled to recover its reasonable attorneys' fees and court costs in addition to any other remedy or recovery awarded by the court.

         10.7.....Taxes and Fees. Should any tax (other than a tax based upon the net income of Lender) or recording or filing fee become payable in respect of this Agreement or any of the Loan Documents, any of the Collateral, or any amendment, modification or supplement hereof or thereof, Borrower agrees to pay such taxes (or reimburse Lender therefor), together with any interest or penalties thereon, and agrees to hold Lender harmless with respect thereto.

         10.8.....Successors and Assigns; Participations; Disclosure. This
Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns; provided, however, that Borrower may not assign or transfer any of its rights or obligations under this Agreement without Lender's prior written consent and any prohibited assignment or transfer by Borrower shall be absolutely void. No consent to an assignment by Lender shall release Borrower from its Obligations. Lender may assign this Agreement and its rights and duties hereunder to any Person or Persons with assets of $1,000,000,000 or more and no consent or approval by Borrower is required in connection with any such assignment. Lender reserves the right to sell, assign, transfer, negotiate, or grant participations in all or any part of, or any interest in Lender's rights and benefits hereunder. In connection with any such actual or potential assignment or participation, Lender may disclose all documents and information which Lender now or hereafter may have relating to Borrower or its financial condition and business activities. To the extent that Lender assigns its rights and obligations hereunder to a third Person, Lender thereafter shall be released from such assigned obligations to Borrower and such assignment shall effect a novation between Borrower and such third Person.

         10.9.....Applicable Law. This Agreement, the other Loan Documents and any and all other agreements and instruments required by Lender in connection therewith shall be governed by and construed according to the internal laws of the state of California, except to the extent that the Code provides for the application of the laws of another state and except to the extent expressed to the contrary in any of the Loan Documents. Whenever possible, each provision of this Agreement shall be interpreted in such manner as to be effective and valid under applicable law, but if any provision of this Agreement shall be prohibited by or invalid under applicable law, such provision shall be ineffective to the extent of such prohibition or invalidity, without invalidating the remainder of such provision or the remaining provisions of this Agreement.

         10.10....Notices. All notices, requests, reports and other communications pursuant to this Agreement or the other Loan Documents shall be in writing, and delivered by hand, by fax, by commercial overnight delivery or by certified mail, return receipt requested, except for routine reports which may be sent by any of those methods or by ordinary first class mail. In each case, such notice, request, report or other communication shall be addressed to the parties as set forth on the signature page of this Agreement, or to such other address as a party shall have designated in writing in accordance with this Section 10.10. Any notice, request or communication hereunder shall be deemed to have been given on the day on which it is delivered by hand to such party at the address specified herein or, if sent by mail, on the third Business Day following the day it was deposited in the mail, postage prepaid, or if sent by commercial overnight delivery service on the second Business Day following deposit of the item with commercial overnight delivery service, or in the case of fax notice, when transmitted as aforesaid, confirmation received, except that Borrowing Notices and Borrower's Reports shall not be deemed to have been made until actually received by Lender. A notice, request, report or other communication sent to any one Borrower shall be deemed a notice to each Borrower. The giving of at least 5 days' notice before Lender shall take any action described in any notice shall conclusively be deemed reasonable for all purposes; provided, however, that this shall not be deemed to require Lender to give such 5 days' notice, or any notice, if not specifically required to do so in this Agreement.

         10.11....Further Action. Borrower shall, from time to time, upon written request of Lender, promptly make, execute acknowledge and deliver, or cause to be made, executed, acknowledged and delivered, all such further and additional instruments, and promptly take all such further action as may be required to carry out the intent and purpose of this Agreement and the other Loan Documents, and to provide for the Loans under and payment of the Notes, according to the intent and purpose herein and therein expressed.

         10.12....Severability. In case any one or more of the obligations of
Borrower under this Agreement, any Note, or any of the other Loan Documents shall be invalid, illegal or unenforceable in any jurisdiction, the validity, legality and enforceability of the remaining obligations of Borrower shall not in any way be affected or impaired thereby, and such invalidity, illegality or unenforceability in one jurisdiction shall not affect the validity, legality or enforceability of the obligations of Borrower under this Agreement, the Notes or any of the other Loan Documents in any other jurisdiction.

         10.13....Reliance on and Survival of Various Provisions. All terms, covenants, agreements, representations and warranties of Borrower made herein or in any of the Loan Documents, or in any certificate, report, financial statement or other document furnished by or on behalf of Borrower in connection with this Agreement or any of the Loan Documents, shall be deemed to have been relied upon by Lender, notwithstanding any investigation heretofore or hereafter made by Lender or on Lender's behalf, and those covenants and agreements of Borrower in this Agreement (together with any other indemnities of Borrower contained elsewhere in this Agreement or in any of the Loan Documents) shall survive the termination of this Agreement and the repayment in full of the Indebtedness.

         10.14....Effective Upon Execution. This Agreement shall become effective upon the execution hereof by Lender and Borrower and shall remain effective until the Indebtedness under this Agreement and each of the Notes shall have been repaid and discharged in full and no commitment to extend any credit hereunder (whether optional or obligatory) remains outstanding.

         10.15....Confidentiality. In handling any confidential information,
Lender shall exercise the same degree of care that it exercises with respect to its own proprietary information of the same types to maintain the confidentiality of any non-public information thereby received or received pursuant to this Agreement, except that disclosures of such information may be made: (a) to the subsidiaries or Affiliates of Lender in connection with their present or prospective business relations with Borrower; (b) to prospective transferees or purchasers of any interest in the Loans, provided that they have entered into a comparable confidentiality agreement in favor of Borrower and have delivered a copy to Borrower; (c) as required by law, regulations, rule or order, subpoena, judicial order or similar order; (d) as may be required in connection with the examination, audit or similar investigation of Lender; and
(e) as Lender may deem appropriate in connection with the exercise of any remedies hereunder. Confidential information hereunder shall not include information that either: (i) is in the public domain or in the knowledge or possession of Lender when disclosed to Lender, or becomes part of the public domain after disclosure to Lender through no fault of Lender; or (ii) is disclosed to Lender by a third party, provided Lender does not have actual knowledge that such third party is prohibited from disclosing such information.

          10.16....Time  of the  Essence.  Time is hereby  declared to be of the essence of this Agreement and every part hereof.

          10.17....Joint and Several  Liability.  Notwithstanding  how Loans and
               repayments may be allocated among the Borrowers, the Borrowers have joint and several liability to Lender for all Obligations of any Borrower under the Loan Documents.

          10.18....Waiver of Jury Trial..  EACH OF THE UNDERSIGNED  BORROWER AND
               EACH LENDER ACKNOWLEDGES THAT THE RIGHT TO TRIAL BY JURY IS A CONSTITUTIONAL ONE, BUT THAT IT MAY BE WAIVED. EACH PARTY, AFTER CONSULTING (OR HAVING HAD THE OPPORTUNITY TO CONSULT) WITH COUNSEL OF THEIR CHOICE, KNOWINGLY AND VOLUNTARILY, AND FOR THEIR MUTUAL BENEFIT, WAIVES ANY RIGHT TO TRIAL BY JURY IN THE EVENT OF LITIGATION REGARDING THE INTERPRETATION, PERFORMANCE OR
               ENFORCEMENT OF, OR IN ANY WAY RELATED TO, THIS AGREEMENT OR THE INDEBTEDNESS. IN THE EVENT OF LITIGATION, A COPY OF THIS AGREEMENT MAY BE FILED AS A WRITTEN CONSENT TO A TRIAL BY THE COURT.

         This Agreement is duly executed on behalf of each of the parties hereto by duly authorized officers as of the date first above written.


COMERICA BANK-CALIFORNIA,                                    ICON CASH FLOW PARTNERS L.P. SEVEN, a Delaware Limited
a California banking corporation                             Partnership
                                                             By:  ICON Capital Corp., its general partner

By:                                                          By:
   --------------------------------------------------

Name:                                                        Name:
     ------------------------------------------------

Title:                                                       Title:
      -----------------------------------------------
Address for Notices:                                         Address for Notices:
1331 North California Blvd.                                  ICON Cash Flow Partners L.P. Seven
Suite 400                                                    Attention:  General Counsel
Walnut Creek, California 94596                               100 5th Avenue, 10th Floor
Facsimile No.:  (925) 941-1999                               New York, New York 10011
                                                             Facsimile No.:  (212) 418-4739

                                                             ICON INCOME FUND EIGHT A L.P.,
                                                             a Delaware limited partnership
                                                             By:  ICON Capital Corp., its general partner

                                                             By:________________________________

                                                             Name:______________________________

                                                             Title:_______________________________
                                                             Address for Notices:
                                                             ICON INCOME FUND EIGHT A L.P.
                                                             Attention:  General Counsel
                                                             100 5th Avenue, 10th Floor
                                                             New York, New York 10011
                                                             Facsimile No.:  (212) 418-4739


                                                             ICON INCOME FUND EIGHT B L.P.,
                                                             a Delaware Limited Partnership
                                                             By:  ICON Capital Corp., its general partner

                                                             By:________________________________

                                                             Name:______________________________

                                                             Title:_______________________________
                                                             Address for Notices:
                                                             ICON INCOME FUND EIGHT B L.P.
                                                             Attention:  General Counsel
                                                             100 5th Avenue, 10th Floor
                                                             New York, New York 10011
                                                             Facsimile No.:  (212) 418-4739

                                                           Lender shall endeavor
                                                           to send a copy of any
                                                           Notice sent to any
                                                           Borrower (except for
                                                           routine reports or
                                                           correspondence) to
                                                           the following
                                                           address, but Lender
                                                           shall incur no
                                                           liability to
                                                           Borrower, and such
                                                           notice shall be
                                                           effective, even if
                                                           Lender fails to do
                                                           so.

                                                           ICON CAPITAL CORP.
                                                           Attention: President
                                                           260 California Street
                                                           San Francisco, California 94111
                                                           Facsimile No.: (415) 981-4298




                                   APPENDIX A


                               GENERAL DEFINITIONS


When used in the Loan and Security Agreement dated as of May 30, 2002 by and between ICON Cash Flow Partners L.P. Seven, a Delaware limited partnership, ICON Income Fund Eight A, a Delaware limited partnership, and ICON Income Fund Eight B, a Delaware limited partnership, on the one hand, and Comerica Bank-California, a California banking corporation, on the other hand, the following terms shall have the following meanings (terms defined in the singular to have the same meaning when used in the plural and vice versa):

         Accounts - all presently existing and hereafter arising accounts, accounts receivable, contract rights and other forms of monetary obligations and receivables (including healthcare receivables) owing to Borrower, and any credit insurance, guaranties, or security therefor, irrespective of whether earned by performance.

         Affiliate - shall mean, when used with respect to any Person, any other Person which, directly or indirectly, controls or is controlled by or is under common control with such Person. For purposes of this definition, "control" (including, with correlative meanings, the terms "controlled by" and "under common control with"), with respect to any Person, shall mean possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of such Person, whether through the ownership of voting securities, by contract or otherwise.

         Agreement - the Loan and Security Agreement referred to in the first sentence of this Appendix A, all Schedules and Exhibits thereto, and this Appendix A, together with all amendments, modifications and supplements thereto, and restatements thereof.

          Bankruptcy Code - the United States Bankruptcy Code (11 U.S.C.ss.101 et seq.), as amended, and any successor statute. ---------------

         Base Rate - means that variable rate of interest so announced by Lender at its headquarters office in San Jose, California as its "Base Rate" from time to time, which serves as the basis upon which effective rates of interest are calculated for those loans making reference thereto, and which rate may not be the lowest rate of interest charged by Lender to any of its customers.

         Beneficial Interest - means a beneficial interest in a trust, a partnership interest in a partnership, or a membership interest in a limited liability company.

         Borrower's Books - means all of Borrower's books and records including: ledgers; records indicating, summarizing, or evidencing Borrower's properties or assets (including the Collateral) or liabilities; all information relating to Borrower's business operations or financial condition; and all computer programs, disk or tape files, printouts, runs, or other computer prepared information.

         Borrower's Report - an irrevocable notice from Borrower to Lender of Borrower's request for a borrowing, pursuant to the terms of Section
         1.1.3 and in the form of Exhibit 1 hereto.

         Borrowing Base - means (a) 85% of the Present Value of the Eligible Borrowing Base Contracts, with the limitation that no more than $1,000,000.00 in Revolving Loans, in the aggregate, shall be based on a contract or contracts involving the same Lessee or Debtor unless otherwise approved in writing by Lender (to the extent that the $1,000,000.00 limitation is exceeded in the Eligible Borrowing Base Contracts identified on Schedule 1, Lender approves that excess); plus
         (b) 15% of the Present Value of the Eligible Residual Values of the Eligible Borrowing Base Contracts, with the limitation that no more than $1,000,000.00 in Revolving Loans shall be based on this subcategory.

         Business Day - any day that is not a Saturday, Sunday, or other day on which banks in the State of California are authorized or required to close.

         Cash - items designated as cash under GAAP.

         Cash Equivalents - items designated as cash equivalents under GAAP.

         Chattel Paper - all chattel paper (including tangible chattel paper and electronic chattel paper) (as such terms are defined in the Code).

         Closing Date - the date of execution of this Agreement.

         Code - the California Uniform Commercial Code, as amended or supplemented from time to time, including revised Division 9 of the Uniform Commercial Code-Secured Transactions, effective July 1, 2001. Any and all terms used in the Agreement which are defined in the Code shall be construed and defined in accordance with the meaning and definition ascribed to such terms under the Code, unless otherwise defined herein.

         Collateral - all of Borrower's right, title, and interest in and to each of the following:

                  (a) the Accounts;

                  (b) Borrower's Books;

                  (c) the Chattel Paper;

                  (d) the Deposit Accounts;

                  (e) the Equipment;

                  (f) the General Intangibles;

                  (g) the Inventory;

                  (h) the Investment Property;

                  (i) the Leases;

                  (j) the Letter of Credit Rights;

                  (k) the Loan Contracts;

                  (l) the Negotiable Collateral;

                  (m) the Intellectual Property Collateral;

                  (n) the Joint Ventures;

                  (o) the Trusts;

                  (p) the Partnerships;

                  (q) any Person or entity in which Borrower owns a beneficial interest;

                  (r) the Supporting Obligations;

                  (s) any money, or other assets of Borrower that now or hereafter come into the possession, custody, or control of Lender:

                  (t) The leases, loan contracts and other property described in
         Schedule 1 hereto;

                  (u) the proceeds and products, whether tangible or intangible, of any of the foregoing, including proceeds of insurance covering any or all of the Collateral, or other tangible or intangible property received or receivable from the sale, exchange, collection, lease, license, use or other disposition of any of the foregoing, or any portion thereof or interest therein, and the proceeds thereof.

         Notwithstanding the foregoing, the following property shall not be Collateral during such time (and only during such time) as each of the following conditions is satisfied: (i) the property is subject to a senior Lien on behalf of a lender other than Lender (i.e., other than Comerica Bank-California); (ii) the terms of the senior Lien prohibit a subordinate Lien; (iii) such senior Lien remains in effect and the debt secured by it has not been paid off; (iv) the lender holding such senior Lien has no recourse to the assets of Borrower other than this specific property (except for recourse arising from a breach by Borrower of its representation or warranty that (A) Borrower has the status and authority enabling it to properly enter into the transaction, (B) entering into the transaction does not conflict with any other agreement to which Borrower is a party, and (C) Borrower has not committed fraud in connection with the transaction and the like); and (v) the property is not subject to a current Revolving Loan by Lender (i.e., by Comerica Bank-California). Without limiting the foregoing, any property of Borrower which is excluded from the definition of "Collateral" shall be included within such definition, without further action or agreement of Borrower or Lender, if, and at such time, as any legal or contractual prohibition on the granting of a security interest in such property by Borrower to Lender ceases to be in effect.

         Copyrights - any and all copyright rights, copyright applications, copyright registrations and like protections in each work or authorship and derivative work thereof, whether published or unpublished and whether or not the same also constitutes a trade secret, now or hereafter existing, created, acquired or held.

          Debtor - means a borrower under a Loan Contract or Indirect Loan Contract; ------

         Deposit Account - any demand, time, savings, passbook or similar account now or hereafter maintained by or for the benefit of Borrower with an organization that is engaged in the business of banking including a bank, savings bank, savings and loan association, credit union and trust companies, and all funds and amounts therein, whether or not restricted or designated for a particular purpose.

         Discount Rate - means the rate of interest equal to one percent (1.00%) per annum in excess of the Base Rate, which shall vary concurrently with any change in the Base Rate.

         Documents - any and all documents and documents of title, including documents of title, bills of lading, dock warrants, dock receipts, warehouse receipts and other documents of Borrower, whether or not negotiable, and includes all other documents which purport to be issued by a bailee or agent and purport to cover goods in any bailee's or agent's possession which are either identified or are fungible portions of an identified mass, including such documents of title made available to Borrower for the purpose of ultimate sale or exchange of goods or for the purpose of loading, unloading, storing, shipping, transshipping, manufacturing, processing or otherwise dealing with goods in an manner preliminary to their sale or exchange, in each case whether now existing or hereafter acquired.

         Eligible Borrowing Base Contract - means a Revolving Loan Contract which satisfies each of the following conditions at the date of determination:

                  (a) No event of default exists under such contract, and no default under such contract has been waived, except that past due payments that are deemed acceptable under paragraph (b), below, shall not cause an otherwise Eligible Borrowing Base Contract to become ineligible;

                  (b) Scheduled payments by the Lessee or the Debtor under such contract are current or less than 60 days past the scheduled payment date specified in the contract;

                  (c) The contract identifies Borrower as the lessor or lender, or, if another Person is the original lessor or lender, the lessor's or lender's interest in the contract and the underlying equipment has been transferred in writing to Borrower (if the Revolving Loan Contract is an Indirect Lease or Indirect Loan Contract, the term "Borrower" in this clause is replaced by "Person in whom Borrower has a Beneficial Interest";

                  (d) There is no indication on the contract that Borrower or any predecessor-in-interest on the contract has transferred or pledged any interest in the contract to any Person other than Lender or Borrower (if the Revolving Loan Contract is an Indirect Lease or Indirect Loan Contract, the term "Borrower" in this clause is replaced by "Person in whom Borrower has a Beneficial Interest") or, if there is such indication, such interest has been validity transferred by such Person to Borrower or Lender;

                  (e) If the contract is a lease, the lease and the equipment leased thereunder are owned by Borrower and are subject to no Lien (other than Permitted Liens) in favor of anyone other than Lender or to any rights other than the rights of the Lessee as lessee under such lease; if a lease is deemed a security interest under the applicable Uniform Commercial Code, Borrower has a perfected first-priority security interest in the equipment covered thereby (if the Revolving Loan Contract is an Indirect Lease or Indirect Loan Contract, the term "Borrower" in this clause is replaced by "Person in whom Borrower has a Beneficial Interest");

                  (f) Lender has a perfected first priority security interest in the Revolving Loan Contract and, if the Revolving Loan Contract is a lease, Lender has a perfected first-priority security interest in the equipment subject to that lease (if the Revolving Loan Contract is an Indirect Lease or Indirect Loan Contract, Lender has a first priority security interest in Borrower's Beneficial Interest in the lessor or lender);

                  (g) If the contract is a loan, the contract is owned by Borrower and is subject to no Lien in favor of anyone other than Lender, and Borrower has a perfected first priority security interest in the equipment that secures the loan (if the Revolving Loan Contract is an Indirect Loan Contract, the term "Borrower" in this clause is replaced by "Person in whom Borrower has a Beneficial Interest");

                  (h) The equipment subject to the contract has been delivered to a customer for business use and is located in the United States (unless Lender agrees in writing to waive or modify this requirement as to specified equipment);

                  (i) The contract is written; the contract has not been amended or modified except by a written document delivered to Lender; the contract was entered into or acquired in the ordinary course of Borrower's business; the contract is in full force and effect and is enforceable in accordance with its terms; to the best of Borrower's knowledge, the equipment covered by the contract is in good working order; the Lessee or Debtor has accepted the equipment delivered pursuant to the contract as evidenced by a delivery and acceptance certificate executed by the Lessee or Debtor; if a lease, the Lessee has commenced making rent payments pursuant to the terms of the lease; if a loan, the Debtor has commenced making loan payments pursuant to the loan; and to the best of Borrower's knowledge, no defenses, offsets, counterclaims or disputes exist under or with respect to such contract or to the equipment covered by such contract; and

                  (j) All existing originals of the contract, including any and all schedules, supplements and amendments thereto and modifications thereof and together with any and all promissory notes and other instruments as defined in the Uniform Commercial Code, evidencing any monetary obligation owing to Borrower in connection therewith, have been delivered to, and are in the possession of Lender (if the Revolving Loan Contract is an Indirect Lease or Indirect Loan Contract, the term "Borrower" in this clause is replaced by "Person in whom Borrower has a Beneficial Interest");

                  (k) If the Revolving Loan Contract is an Indirect Lease or Indirect Loan Contract, Borrower shall have, prior to the making of the Revolving Loan, disclosed to Lender in writing the identity of the lessor or lender, as the case may be, and the nature of Borrower's Beneficial Interest in such Person.

         Eligible Residual Value - means Borrower's interest in the estimated value, at the lease termination date, of equipment subject to a lease that is an Eligible Borrowing Base Contract, as calculated by Borrower in its ordinary course of business and in accordance with generally accepted industry standards for valuation of such equipment. If a lease is an Indirect Lease, however, the Eligible Residual Value shall be that percentage of the foregoing as corresponds to Borrower's Beneficial Interest in the Person that is the lessor. If another Person has an interest in a residual sharing agreement and/or a remarketing agreement with respect to such equipment, the Eligible Residual Value shall be net of that other Person's interest.

         Environmental Law(s) - means all laws, codes, ordinances, rules, regulations, orders, decrees and directives issued by any federal, state, local, foreign or other governmental or quasi-governmental authority or body (or any agency, instrumentality or political subdivision thereof) pertaining to the environment or to any hazardous materials or wastes, toxic substances, flammable, explosive or radioactive materials, asbestos, and/or other similar materials.

         Equipment - all of Borrower's machinery, machine tools, apparatus, motors, equipment, fittings, furniture, furnishings, fixtures, vehicles (including motor vehicles and trailers), tools, parts, goods (including software imbedded in such goods) and other tangible personal property (other than Inventory) of every kind and description used in Borrower's operations or owned by Borrower or in which Borrower has an interest, whether now owned or hereafter acquired by Borrower and wherever located, and all parts, accessories, and special tools, and all increases and accessions thereto and substitutions and replacements therefor.

         Event of Default - has the meaning set forth in Article 8 hereof.

         Funded Debt - as of any date of determination, all liabilities of Borrower of whatever nature or duration including indebtedness for borrowed money, obligations under capital leases, and all other indebtedness owed to other Persons (including obligations under capital leases and letter of credit obligations), excluding trade debt incurred in the ordinary course of business to suppliers.

         GAAP - generally accepted accounting principles as in effect from time to time in the United States, consistently applied.

         General Intangibles - all of Borrower's present and future general intangibles and other personal property (including payment intangibles, electronic Chattel Paper, contract rights, rights arising under common law, statutes, or regulations, choses or things in action, goodwill, patents, trade names, trademarks, servicemarks, trade secrets, inventions, copyrights, blueprints, drawings, plans, diagrams, schematics, purchase orders, customer lists, monies due or recoverable from pension funds, route lists, rights to payment and other rights under any royalty or licensing agreements, infringement claims, software, information contained on computer disks or tapes, literature, reports, catalogs, deposit accounts, insurance premium rebates, tax refunds, and tax refund claims), other than goods, Accounts, and Negotiable Collateral.

         Governmental Authority - any federal, state, local or other governmental instrumentality or authority or subdivision thereof, domestic or foreign.

         Indebtedness - all (a) obligations of Borrower for borrowed money, (b) obligations of Borrower evidenced by bonds, debentures, notes, or other similar instruments and all reimbursement or other obligations of Borrower in respect of letters of credit, bankers acceptances, interest rate swaps, or other financial products, (c) obligations of Borrower under capital leases, (d) obligations or liabilities of others secured by a Lien on any property or asset of Borrower, irrespective of whether such obligation or liability is assumed, and (e) any obligation of Borrower guaranteeing or intended to guarantee (whether guaranteed, endorsed, co-made, discounted, or sold with recourse to Borrower) any indebtedness, lease, dividend, letter of credit, or other obligation of any other Person.

         Indirect Lease - a lease (including a schedule under a master lease) in which a Person in whom Borrower has a Beneficial Interest is the lessor or has been assigned the lessor's interest.

         Indirect Loan Contract - a loan contract (including a schedule under a master loan contract) or promissory note in which a Person in whom Borrower has a Beneficial Interest is the lender or payee or has been assigned the lender's or payee's interest.

         Insolvency Proceeding - any proceeding commenced by or against any Person under any provision of the Bankruptcy Code or under any other bankruptcy or insolvency law, including assignments for the benefit of creditors, formal or informal moratoria, compositions, extension generally with its creditors, or proceedings seeking reorganization, arrangement, or other relief.

         Instruments - any and all negotiable instruments, and every other writing which evidences a right to the payment of a monetary obligation, in each case whether now existing or hereafter acquired.

          Intellectual Property Collateral - all of Borrower's right, title, and interest in and to the following:

                  (a) Copyrights, Trademarks and Patents;

                  (b) Any and all trade secrets, and any and all intellectual property rights in computer software and computer software products now or hereafter existing, created, acquired or held;

                  (c) Any and all design rights which may be available to Borrower now or hereafter existing, creating, acquired or held;

                  (d) Any and all claims for damages by way of past, present and future infringement of any of the rights included above, with the right, but not the obligation, to sue for and collect such damages for said use or infringement of the intellectual property rights identified above;

                  (e) All licenses or other rights to use any of the Copyrights, Patents or Trademarks, and all license fees and royalties arising from such use to the extent permitted by such license or rights;

                  (f) All amendments, renewals and extensions of any of the Copyrights, Trademarks or Patents; and

                  (g) All proceeds and products of the foregoing, including without limitation all payments under insurance or any indemnity or warranty payable in respect of any of the foregoing.

         Inventory - all of Borrower's presently existing and hereafter acquired goods (including software imbedded in such goods), merchandise and other personal property which are held for sale or lease, including those held for display or demonstration or out on lease or consignment, or to be furnished under a contract of service or are raw materials, work in process or materials used or consumed, or to be used or consumed in Borrower's business, and shall include any returns or repossessions thereof and all property rights, patents, copyrights, trademarks, plans, drawings, diagrams, schematics, assembly and display materials relating thereto.

         Investment Property - any and all of Borrower's presently existing and hereafter acquired investment property (as defined in the Code).

         Joint Venture - a joint venture in which Borrower has a beneficial interest, including but not limited to a joint venture that is the lessor under a lease or the lender under a loan contract.

         Lease - a lease (including a schedule under a master lease) under which Borrower is the lessor or for which Borrower has been assigned the lessor's interest.

         Lending Office - Lender's office located at its address set forth on the signature pages hereof, or such other office of Lender as it may hereafter designate as its Lending Office by notice to Borrower.

         Lessee - means a lessee under any Lease or Indirect Lease;
         ------

         Letter of Credit Rights - any and all of Borrower's presently existing and hereafter acquired letter of credit rights (as defined in the Code).

         Lien - any lien or security interest arising from a mortgage, deed of trust, encumbrance, pledge, hypothecation, assignment, deposit arrangement, security agreement, adverse claim or charge, conditional sale, trust receipt, judgment, attachment or by operation of law, or from a lease, consignment, or bailment for security purposes and any agreement to grant any lien or security interest, and also including reservations, exceptions, encroachments, easements, rights-of-way, covenants, conditions, restrictions, leases, and other title exceptions and encumbrances affecting Real Property.

         Loan Account - the Revolving Loan Account.

         Loan Contract - a loan contract (including a schedule under a master loan contract) or promissory note in which Borrower is the lender or payee or which Borrower has been assigned the lender's or payee's interest.

         Loan Documents - the Agreement, all promissory notes executed by Borrower in favor of Lender, any security agreements, guaranties, mortgages, deeds of trust, environmental agreements, financing statements, guaranties, subordination agreements or other documents with or in favor of Lender that relate to this Agreement, and any other instruments, documents, or agreements entered into or effective, now or in the future, in connection therewith, including but not limited to the (a) Agreement Regarding EKA Chemicals, Inc. Lease, dated March 20, 2002, by and between Wells Fargo Bank Northwest, N.A., formerly known as First Security Bank, National Association, as Trustee of the ICON/Nashville Ferry Trust, ICON/Nashville Ferry LLC, ICON Cash Flow Partners L.P. Seven, ICON Cash Flow Partners L.P. Six and ICON Cash Flow Partners L.P. Series E, on the one hand, and Comerica Bank-California, on the other hand; and (b) Certificate Regarding EKA Chemicals, Inc. Lease, dated March 20, 2002, executed by Wells Fargo Bank Northwest, N.A., formerly known as First Security Bank, National Association, as Trustee of the ICON/Nashville Ferry Trust, EKA Chemicals, Inc. and Akzo Nobel, Inc. for the benefit of Comerica Bank-California.

          Loans - all loans and advances of any kind made by Lender to Borrower pursuant to the Agreement.

         Long Term Capital Leases - as of any date of determination, all lease obligations of Borrower or renewals or extensions thereof whose remaining term exceeds 1 year.

         Long Term Debt - as of any date of determination, all debts and other obligations of Borrower for borrowed money and all renewals or extensions thereof whose remaining term exceeds 1 year.

         Material Adverse Change - a material adverse effect on (a) the business, prospects, operations, results of operations, assets, liabilities or condition (financial or otherwise) of Borrower, (b) the business, prospects, operations, results of operations, assets, liabilities or condition (financial or otherwise) of ICON Capital Corp., (c) the business, operations, results of operations, assets, liabilities or condition (financial or otherwise) of Borrower and its Subsidiaries taken as a whole, (d) the ability of Borrower or any Subsidiary or Affiliate of Borrower to perform its obligations under the Loan Documents to which it is a party or of Lender to enforce the Obligations or realize upon the Collateral, (e) the value of the Collateral or the amount that Lender would be likely to receive (after giving consideration to delays in payment and costs of enforcement) in the liquidation of such Collateral, (f) the validity or enforceability of this Agreement, the other Loan Documents, or the rights and remedies of Lender hereunder or thereunder, or (g) the priority of Lender's liens with respect to the Collateral.

          Maximum Revolving Amount - Seventeen Million Five Hundred Thousand Dollars ($17,500,000.00).

         Negotiable Collateral - all of Borrower's present and future letters of credit, advises of credit, certificates of deposit, notes, drafts, money, Instruments, Documents, and tangible Chattel Paper.

         Obligations - all Loans, advances, debt, principal, interest, fees, expenses, costs and other amounts owed to Lender by Borrower pursuant to this Agreement, any other agreement, or otherwise, together with all guaranties, covenants and duties owing by Borrower to Lender of any kind or description, whether direct or indirect, absolute or contingent, due or to become due, now existing or hereafter arising, including any interest, fees, expenses, costs and other amounts owed to Lender that but for the provisions of the Bankruptcy Code would have accrued after the commencement of any Insolvency Proceeding and including any debt, liability, or obligation owing from Borrower to others that Lender may have obtained by assignment or otherwise. Notwithstanding the foregoing, "Obligations" shall not include any agreement between Lender and a Borrower that is not a Loan Document in which the obligations of Borrower are expressly designated by Lender in writing as "non-recourse" or which Lender expressly states in writing shall not be included within the definition of "Obligations" in this Agreement.

         Partnership - a partnership in which Borrower is a partner.

         Patents - all patents, patent applications and like protections including without limitation improvements, divisions, continuations, renewals, reissues extensions and continuations-in-part of the same.

         Permitted Liens - any: (a) Liens approved in writing by Lender or arising under this Agreement or the other Loan Documents; (b) Liens for taxes, fees, assessments or other governmental charges or levies, either not delinquent or being contested in good faith by appropriate proceedings, provided the same have no priority over any of Lender's security interests; (c) Liens incurred in the ordinary course of business of Borrower, except that (i) no Liens other than in favor of Lender are permitted on any of the Leases, Loan Contracts and other property identified in Schedule 1 or otherwise the subject of any Revolving Loan, (ii) no Liens other than in favor of Lender are permitted on Borrower's interest in any Person that is the lessor of an Indirect Lease or lender on an Indirect Loan if such Indirect Lease or Indirect Loan was the subject of any Revolving Loan, and (iii) no Lien is permitted on any equipment related to clauses (i) or (ii) except in favor of Lender and, in the case of equipment securing a Loan Contract, a Lien in favor of Borrower; (d) Liens consisting of another Person's interest in a residual sharing agreement or remarketing agreement with respect to the sale of equipment upon the termination of a Lease provided that the value of Borrower's interest in such equipment as shown on its Books and in Borrower's calculation of Eligible Residual Value is net of such other Person's interest; and (e) Liens on equipment subject to a Lease that are expressly permitted by the terms of the Lease.

         Person - any individual, sole proprietorship, corporation, limited liability company, partnership, joint venture, trust, association, institution, public benefit corporation, firm, or unincorporated organization, estate, joint stock company or other similar organization, government agency or political subdivision thereof, court, or other legal entity, whether acting in an individual, fiduciary or other capacity.

         Present Value - means any fixed unpaid payment obligation owed to Borrower by a Lessee under a lease or a Debtor under a loan (including, without limitation, unpaid regularly scheduled payments, puts and balloon payments) (in each case excluding leases and loans that are not Eligible Borrowing Base Contracts), such unpaid payments to be discounted to their present value on the date of calculation at the Discount Rate. If the contract is an Indirect Lease or Indirect Loan Contract, the Present Value shall be that percentage of the foregoing that corresponds to Borrower's interest in the Person that is the lessor or lender, as the case may be. If a lessee under a lease has the option to terminate the lease as of a date prior to its scheduled termination date, the Present Value of that lease shall be the lower of the following: (i) the Present Value based on the lease terminating at such prior date plus the amount of any payment that the lessee would be obligated to pay the lessor upon exercise of such option, discounted to its present value on the date of calculation at the Discount Rate; or
         (ii) the Present Value based on the lease terminating at its scheduled termination date.

         Real Property - means any estates or interests in real property now owned or hereafter acquired by Borrower.

         Regulation D - Regulation D of the Board of Governors of the Federal Reserve System, as such regulation may be amended or supplemented from time to time.

         Responsible Officer - the chief executive officer, chief financial officer or chief operating officer of a Person, or such other officer, employee or agent of such Person designated by a Responsible Officer in a writing delivered to Lender.

         Revolving Loan Account - has the meaning as set forth in Section 1.1.2 hereof.

         Revolving Loan Contract - means a Lease, Loan Contract, Indirect Lease or Indirect Loan Contract based on which Lender makes a Revolving Loan (including any and all schedules, supplements and amendments thereto and modifications thereof and together with any and all promissory notes and other instruments, as defined in the Uniform Commercial Code, evidencing any monetary obligation owing to Borrower in connection therewith) originated by Borrower or acquired by Borrower from the lessor or lessor's assignee or from the lender or lender's assignee, as the case may be.

         Revolving Loan Maturity Date - May 31, 2003.

         Stock - means all shares, options, warrants, interests, participations, or other equivalents (regardless of how designated) of or in a corporation or equivalent entity, whether voting or nonvoting, including common stock, preferred stock, or any other "equity security" (as such term is defined in Rule 3a11-1 of the General Rules and Regulations promulgated by the SEC under the Securities Exchange Act of
         1934).

         Subordinated Debt - means any debt incurred by Borrower that is subordinated to the debt owing by Borrower to Lender on terms reasonably acceptable to Lender (and identified as being such by Borrower and Lender).

         Subsidiary - of a Person means any corporation, partnership, limited liability company, or other entity in which (i) any general partnership interest or (ii) more than 50% of the Stock of which by the terms thereof having ordinary voting power to elect the Board of Directors, managers or trustees of the entity, at the time as of which any determination is being made, is owned by Borrower, either directly or through an Affiliate.

         Supporting Obligations - any and all of Borrower's presently existing and hereafter acquired supporting obligations (as defined in the Code).

         Tangible Net Worth - partners' equity less any value for goodwill, trademarks, patents, copyrights, leaseholds, organizational expense and other similar intangible items, and any amounts due from partners, officers and Affiliates.

         Trademarks - any trademark and servicemark rights, whether registered or not, applications to register and registrations of the same and like protections, and the entire goodwill of the business of Borrower connected with and symbolized by such trademarks.

         Trust - a trust in which Borrower has a beneficial interest, including but not limited to a trust that is the lessor under a lease or the lender under a loan contract.

         Unmatured Event of Default - any condition or event which with the giving of notice or lapse of time, or both, would, unless cured or waived become an Event of Default.

                                   SCHEDULE 1

                   LEASES, LOAN CONTRACTS AND RELATED PROPERTY


         1. Schedule No. 03, dated May 16, 1997 between Varilease Corporation as lessor and AZ3 as lessee, subject to Master Lease Agreement, dated April 25, 1997 between Varilease Corporation as Lessor and AZ3 as Lessee. Lessor's interest assigned to Borrower 1 by means of Assignment and Assumption Agreement, dated January 22, 1998. Borrower represents that Borrower 1 currently holds the lessor's interest therein.

         2. Equipment Schedule No. 101 dated November 10, 1998 between First Commercial Capital Corp. as lessor and Saberliner Corporation, as lessee, subject to Master Lease Agreement No. 1008MLSC dated November 10, 1998 between First Commercial Capital Corp. as lessor and Saberline Corporation as lessee. Lessor's interest in lease and equipment assigned to Borrower 1 by means of an Assignment dated November 24, 1998. Borrower represents that Borrower 1 currently holds the lessor's interest therein.

         3. Equipment Schedule No. 1, dated January 19, 1999 between National Leasing, Inc. as lessor and Travel Bound, Inc. as lessee, subject to Master Lease Agreement, dated January 19, 1999 between National Leasing, Inc. as lessor and Travel Bound, Inc., as lessee. Lessor's interest in lease assigned to Borrower 1 by Assignment dated May 3, 1999. Borrower represents that Borrower 1 currently holds the lessor's interest therein.

         4. Rental Schedule No. 1C, dated August 1, 1998 between Bridgeway Capital Corporation as lessor and Headway Technologies, Inc. as lessee, subject to Master Equipment Lease Agreement dated August 1, 1998 between Bridgeway Capital Corporation as lessor and Headway Technologies, Inc. as lessee. Lessor's interest assigned to ICON Funding Corp. by Notice and Acknowledgment of Assignment dated August ___ 1998. Lessor's interest assigned by ICON Funding Corp. to Borrower 1 by Assignment dated August 13, 1998. Borrower represents that Borrower 1 currently holds the lessor's interest therein.

         5. Lease No. 2749-98 dated August 19, 1998 between National Credit Leasing Services, Inc. as lessor and LYF Meat & Produce Corp. dba C-Town Supermarket and Rancho's Food Corp. dba Bravo Supermarket and FJF Columbus Food Corp. dba C-Town Supermarket, as co-lessees. Lessor's interest assigned to ICON Funding Corp. by Assignment dated October 30, 1998. Lessor's interest assigned by ICON Funding Corp. to Borrower 1 by Assignment dated October 30, 1998. Borrower represents that Borrower 1 currently holds the lessor's interest therein.

         6. Equipment Schedule No. I-3, dated September 30, 1998, between Borrower 1, lessor, and Petsmart, Inc., lessee, to Master Lease Agreement dated as of December 26, 1997. Borrower represents that Borrower 1 currently holds the lessor's interest therein.

         7. Equipment Schedule No. I-4, dated September 30, 1998, between Borrower 1, lessor, and Petsmart, Inc., lessee, to Master Lease Agreement, dated as of December 26, 1997. Borrower represents that Borrower 1 currently holds the lessor's interest therein.

         8. Aircraft Part(s) Lease Agreement, dated August 1, 1998, between AAR Allen Aircraft, a division of AAR Airframe & Accessories Group, Inc. f/k/a AAR Allen Group, Inc. as lessor and Sabena SA as lessee. Lessor's interest assigned to Borrower 1 by Assignment and Consent dated August 31, 1998. Borrower represents that Borrower 1 currently holds the lessor's interest therein.

         9. Aircraft Part(s) Lease Agreement, dated September 1, 1998, between AAR Allen Aircraft, a division of AAR Airframe Accessories Group, Inc., f/k/a AAR Allen Group, Inc. as lessor and Sabena SA as lessee. Lessor's interest assigned to Borrower 1 by Assignment and Consent dated September 30, 1998. Borrower represents that Borrower 1 currently holds the lessor's interest therein.

         10. Equipment Schedule No. 1, dated October 20, 2000, to Master Lease Agreement No. 6463, dated October 20, 2000. The lessor under the Master Lease Agreement is Insight Investments Corp. and the lessee is Petsmart, Inc. The lessor under Equipment Schedule No. 1 is Borrower 3 and the lessee is Petsmart, Inc. Borrower represents that Borrower 3 currently holds the lessor's interest under Equipment Schedule No. 1.

         11. Equipment Schedule Nos. I-7, I-8, I-9 and I-10, each of which is dated December 28, 1998, to Master Lease Agreement, dated December 28, 1998. The lessor under the Master Lease Agreement is General Electric Capital Corporation and the lessee is Regus Business Centre Corp. The lessor under the Equipment Schedules is Borrower 3 and the lessee is Regus Business Centre Corp. Borrower represents that Borrower 3 currently holds the lessor's interest under these equipment schedules.

         12. Computer Equipment Schedule No. 04, dated June 7, 2000, to Master Lease Agreement, dated September 7, 1999. The lessor under the Master Lease Agreement is General Electric Capital Corporation and the lessee is CSK Auto, Inc. The lessor under Computer Equipment Schedule No. 04 is General Electric Capital Corporation and the lessee is CSK Auto, Inc. The lessor's interest was assigned to Borrower 3 by an Assignment dated June 27, 2000. Borrower represents that Borrower 3 currently holds the lessor's interest under that equipment schedule.

         13. Borrower 1's interest in ICON/Nashville Ferry LLC. Borrower represents that: (a) ICON/Nashville LLC is the beneficiary of ICON/Nashville Ferry Trust; and (b) Wells Fargo Bank Northwest, N.A., as trustee of ICON/Nashville Ferry Trust, is lessor under a lease under which EKA Chemicals, Inc. is the current lessee, as reflected in that Lease dated December 4, 1984 by and between Security Pacific Financial Leasing, Inc., lessor, and Kemanord, Inc., lessee, as amended.

         14. Equipment Schedule Nos. I-1, I-2, I-3, I-4, I-5 and I-6, each of which is dated December 30, 1999, to Master Lease Agreement dated December 28, 1998. The lessor under the Master Lease Agreement is General Electric Capital Corporation and the lessee is Regus Business Centre Corp. The lessor under each of the Equipment Schedules is ICON Income Fund Eight A L.P. and the lessee is Regus Business Centre Corp. Borrower represents that ICON Income Fund Eight A L.P. currently holds the lessor's interest under these Equipment Schedules.

         15. Equipment Schedule No. I-5, dated October 30, 1998, and No. I-6, dated December 29, 1998, to Master Lease Agreement dated December 26, 1997. The lessor under the Master Lease Agreement is General Electric Capital Corporation and the lessee is Petsmart, Inc. The lessor under each of the Equipment Schedules is ICON Income Fund Eight A L.P. and the lessee is Petsmart, Inc. Borrower represents and warrants that ICON Income Fund Eight A L.P. currently holds the lessor's interest under these Equipment Schedules.

                                    Exhibit 1

                                Borrower's Report

              (Use Separate Form for Each Borrower's Loan Request)


To:      Comerica Bank-California
         1331 North California Blvd., Suite 400
         Walnut Creek, California 94596

         This Borrower's Report is being delivered to you pursuant to Section
1.1.3 of the Loan and Security Agreement, dated as of May 30, 2002, between ICON Cash Flow Partners L.P. Seven, a Delaware limited partnership ("Borrower 1"), ICON Income Fund Eight A L.P., a Delaware limited partnership ("Borrower 2"), and ICON Income Fund Eight B L.P., a Delaware limited partnership ("Borrower 3," and together with Borrower 1 and Borrower 2, jointly and severally, individually and collectively, "Borrower"), on the one hand, and Comerica-Bank-California ("Lender"), on the other hand (herein, as amended, modified, supplemented, extended or restated from time to time, the "Loan Agreement"). Terms defined in the Loan Agreement are, unless otherwise defined herein or the context otherwise requires, used herein as defined in the Loan Agreement. Section references herein are to the applicable sections of the Loan Agreement.

         Each Borrower hereby certifies to Lender as follows:

         A. ICON Capital Corp. is the sole general partner of each Borrower.

         B. ___________________________ is the duly qualified and acting _________________ [title of officer] of ICON Capital Corp. and is authorized to execute this document on behalf of each Borrower.

         C. As of the date hereof, each Borrower has complied, and is in compliance, with all of the terms, covenants and conditions of the Loan Agreement and the other Loan Documents applicable to it. As of the date hereof, there exists no Event of Default under the Loan Agreement or any of the other Loan Documents or an event which would constitute an Event of Default upon the lapse of time or upon the giving of notice and the lapse of time specified therein. The representations and warranties of each Borrower in the Loan Agreement and the other Loan Documents are true and with the same effect as though such representations and warranties had been made by such Borrower as of the date hereof. Each Borrower will continue to be in compliance with all of the terms, covenants, and conditions of the Loan Agreement and the other Loan Documents, and all representations and warranties will continue to be true, if the Loan being requested herein is made.

         D. Borrower hereby requests a Revolving Loan in the amount of $___________ pursuant to Section 1.1.3 of the Loan Agreement based on (i) the Present Value of the contracts identified on Schedule 1 attached hereto, and
(ii) the Eligible Residual Values of equipment subject to the leases identified on Schedule 2 attached hereto. Borrower hereby certifies that each of the contracts identified on Schedule 1 is an Eligible Borrowing Base Contract, and the Present Value shown for each such contract was calculated in accordance with the terms of the Loan Agreement. Borrower also certifies that the equipment identified on Schedule 1 is a true and correct description of the equipment related to such contract. Borrower hereby certifies that each of the leases identified on Schedule 2 is an Eligible Borrowing Base Contract. Borrower further certifies that the equipment identified on Schedule 2 is a true and correct description of the equipment whose Eligible Residual Value is the subject of the requested Revolving Loan and that the Eligible Residual Value shown for the equipment subject to each such lease was calculated in accordance with the terms of the Loan Agreement. The Borrower to whom the Revolving Loan is to be made is ________________________.

         E. Attached hereto as Schedule 3 is a calculation, on a pro forma basis, showing that, after the Requested Loan, Borrower shall be in compliance with the Borrowing Base and each of the sublimits set forth in the Agreement.

         F. Borrower requests that the Loan be made to it on the following date:
_______________________.

          G.   Borrower  requests  that the proceeds of the Loan be disbursed by
               Lender         in         the          following          manner:
               -----------------------------------------.

         H. The following are true and correct computations as of _________________ [date] of the items shown:

                  1.   Maximum Loan Limitation a. Maximum Availability:
                            i.  Maximum Revolving Amount      $17,500,000
                            ii.  Borrowing Base                        $___________
                            iii. Lesser of i. or ii., above: $___________ b.
                        Less: Principal Amount Outstanding
                           of All Revolving Loans, Prior to New
                           Revolving Loan                                               $___________
                         c.  Net Available:                                                     $___________
                            d.  Amount of New Revolving Loan
                           (May Not Exceed 1.c., above)                                 $___________

                  2.   Individual Borrower Loan Limitation. a. Name of Borrower
                       to Whom New Revolving
                            Loan is Made    ______________________________________________
                         b.  Tangible Net Worth of Borrower to Whom New
                           Revolving Loan is Made                                       $___________
                      c.  One-half of 2.b., above:                                               $___________
                      d.  Principal Amount Outstanding of All Revolving Loans
                           to Individual Borrower to Whom New Revolving Loan
                              is Made, Including New Revolving Loan
                           (May Not Exceed 2.c., above)                                          $___________



          IN WITNESS WHEREOF, the undersigned has executed this Notice of Borrowing/Borrower's Report on ______________________ [date].


                                                 ICON CASH FLOW
                                                 PARTNERS L.P. SEVEN
                                                 By:  ICON Capital
                                                 Corp., its general
                                                 partner

                                                 By:
                                                      Name:
                                                      Title:


                                                 ICON INCOME FUND
                                                 EIGHT A L.P.
                                                 By:  ICON Capital
                                                 Corp., its general
                                                 partner

                      By:_________________________________

                        Name:____________________________

                       Title:_____________________________


                                                 ICON INCOME FUND
                                                 EIGHT B L.P.
                                                 By:  ICON Capital
                                                 Corp., its general
                                                 partner

                       By:________________________________

                        Name:___________________________

                       Title:____________________________

                                    Exhibit 2

                                 Promissory Note

$17,500,000.00                                              Date:  May 30, 2002

     FOR VALUE RECEIVED, the undersigned, ICON Cash Flow Partners L.P. Seven, a Delaware limited partnership, ICON Income Fund Eight A L.P., a Delaware limited partnership, and ICON Income Fund Eight B L.P., a Delaware limited partnership, jointly and severally promise to pay to Comerica Bank-California ("Bank") the principal sum of Seventeen Million Five Hundred Thousand Dollars and No Cents ($17,500,000.00) or, if less, the unpaid principal amount owed pursuant to the Loan made by Bank under the Loan and Security Agreement, dated May 30, 2002 between ICON Cash Flow Partners L.P. Seven, a Delaware limited partnership, ICON Income Fund Eight A L.P., a Delaware limited partnership, and ICON Income Fund Eight B L.P., a Delaware limited partnership, on the one hand, and Comerica Bank-California, on the other hand ("Loan Agreement"), on the dates and in the amounts set forth in the Loan Agreement. The undersigned further promises to pay interest on the unpaid principal amount hereof on the dates and at the rates calculated in accordance with the Loan Agreement.

     The principal of and interest on this Note shall be payable in lawful money of the United States of America, in immediately available funds without set-off or counterclaim, without penalty or premium, free and clear of, and without deduction for, any taxes, restrictions or conditions of any nature (except as otherwise permitted by the Loan Agreement). All payments hereunder shall be made to the Bank at 1331 North California Boulevard., Suite 400, Walnut Creek, California 94596, or such other address as Bank may designate in writing.

     This Note is one of the Notes referred to in the Loan Agreement. Reference is made to the Loan Agreement for provisions relating to, among other things, prepayment and acceleration of the maturity hereof. Borrower will promptly pay all costs and expenses (including, without limitation, reasonable fees and disbursements of counsel) suffered or incurred by Bank in connection with the enforcement by Bank of its right to payment of any sum hereunder or any of its rights hereunder.

     Capitalized terms used but not otherwise defined herein are used as defined in the Loan Agreement. This Note shall be governed by and construed in accordance with the laws of the State of California.



         IN WITNESS WHEREOF, Borrower has caused this Note to be executed as of the date first written above.

                         ICON CASH FLOW PARTNERS L.P. SEVEN, a Delaware limited partnership
                         By:  ICON Capital Corp., its general partner

                         By:
     Name:
    Title:

                            ICON INCOME FUND EIGHT A, L.P.,
                            a Delaware limited partnership
                            By:  ICON Capital Corp., its general partner

                            By:_______________________________
                                 Name:___________________________
                                 Title:____________________________

                            ICON INCOME FUND EIGHT B, L.P.,
                            a Delaware limited partnership,
                            By:  ICON Capital Corp., its general partner

                            By:________________________________
                                    Name:___________________________
                                    Title:____________________________

                                    Exhibit 3

                             Compliance Certificate

To:      Comerica Bank-California
         1331 North California Blvd., Suite 400
         Walnut Creek, California 94596

This Compliance Certificate is given pursuant to Section 5.5.5 of that certain Loan and Security Agreement, dated as of May 30, 2002 (the "Loan Agreement"), by and between ICON Cash Flow Partners L.P. Seven, ICON Income Fund Eight A L.P. and ICON Income Fund Eight B L.P. (collectively referred to as "Borrower"), on the one hand, and Comerica Bank-California ("Lender"), on the other hand. All initially capitalized terms used but not defined in this Compliance Certificate shall have the meanings assigned to such terms in the Agreement. Section references herein are to the applicable sections of the Loan Agreement.

THE UNDERSIGNED HEREBY CERTIFIES THAT:

         A. ICON Capital Corp. is the sole general partner of each Borrower.

         B. ______________ (the person signing this certificate) is the duly qualified and acting Chief Financial Officer of ICON Capital Corp. and is authorized to execute this document on behalf of each Borrower.

         C. Except as stated in Paragraph D, below: (i) As of the date hereof, each Borrower has complied, and is compliance with, all of the terms, covenants and conditions of the Loan Agreement and the other Loan Documents applicable to it; (ii) As of the date hereof, therein exists no Event of Default under the Loan Agreement or any of the other Loan Documents or an event which constitute an Event of Default upon the lapse of time or upon the giving of notice and the lapse of time specified therein; and (iii) As of the date hereof, the representations and warranties of each Borrower in the Loan Agreement and the other Loan Documents are true and with the same effect as though such representations and warranties had been made by such Borrower as of the date hereof.

D. Exceptions to Paragraph C (if none, so state):______________________________

--------------------------------------------------------------------------------

The financial statement of Borrower attached hereto dated as of ___________________, and submitted to Lender pursuant to the Loan Agreement shows compliance with all financial covenants specified therein, and Borrower is in compliance with all such financial covenants (unless otherwise noted below), as follows:

COVENANT:                                                            ACTUAL:

7.1      Minimum Aggregate Tangible Net Worth:    $125,000,000    $_____________

7.2      Minimum Tangible Net Worth for Each Borrower:

         a.   ICON Cash Flow Partners L.P. Seven $____________
                i. Outstanding Balance on Revolving
                   Loans Made to That Borrower        $_____________
               ii. Required Tangible Net Worth for
                   that Borrower
                   (Twice Amount in (i))                       $_____________



         b.   ICON Income Fund Eight A L.P. $_____________
                i. Outstanding Balance on Revolving
                   Loans Made to that Borrower                 $_____________
               ii. Required Tangible Net Worth for
                   that Borrower
                   (Twice Amount in (i))                     $______________



         c.   ICON Income Fund Eight B L.P. $______________
                i. Outstanding Balance on Revolving
                   Loans Made to that Borrower                 $______________
               ii. Required Tangible Net Worth for
                   that Borrower
                   (Twice Amount in (i))                    $______________


7.3      Aggregate Maximum Debt to
         Tangible Net Worth Ratio:         1.0 to 1.0        ________________


7.4      Profitability for Each Borrower

  a.  ICON Cash Flow Partners L.P. Seven      $1.00 Annually    ________________

  b.  ICON Income Fund Eight A, L.P.          $1.00 Annually    ________________

  c.  ICON Income Fund Eight B, L.P.          $1.00 Annually    ________________


                ICON CASH FLOW PARTNERS L.P. SEVEN
                By:  ICON Capital Corp., its general partner

                       By:_________________________
 Name:
                           Title:  Chief Financial Officer


                ICON INCOME FUND EIGHT A, L.P.
                 By:  ICON Capital Corp., its general partner

                        By:_________________________
 Name:
                            Title:  Chief Financial Officer

                ICON INCOME FUND EIGHT B, L.P.
                By:  ICON Capital Corp., its general partner

                        By:_________________________
 Name:
                           Title:  Chief Financial Officer

                                    Exhibit 4

         Borrowing Base / Eligible Borrowing Base Contract Aging Report

This Borrowing Base / Eligible Borrowing Base Contract Aging Report is being delivered to you pursuant to Section 5.5.3 of the Loan and Security Agreement, dated as of May 30, 2002, by and between ICON Cash Flow Partners L.P. Seven, ("Borrower 1" or "ICON 7"), ICON Income Fund Eight A L.P. ("Borrower 2" or ICON 8A"), ICON Income Fund Eight B L.P. ("Borrower 3" or "ICON 8B" and together with Borrower 1 and Borrower 2, jointly and severally, individually and collectively, "Borrower"), on the one hand, and Comerica Bank - California, on the other hand ("Lender") (herein, as amended, modified, supplemented or extended from time to time called the "Loan Agreement". Terms defined in the Loan Agreement are, unless otherwise defined herein or the context otherwise requires, used herein as defined in the Loan Agreement. Section references herein are to the applicable sections of the Loan Agreement

Each Borrower hereby certifies to Lender as follows:
1 Except as stated in Paragraph 2, below, each of the contracts described below is an Eligible Borrowing Base Contract. 2 Exceptions to Paragraph 1 (if none, so state):____________________________________ 3 Except as stated in Paragraph 4, below, each of the contracts described below is an Eligible Residual Value of an
Eligible
         Borrowing Base Contract.
4        Exceptions to Paragraph 3 (if none, so state):____________________________________

Present Value of Selected Eligible Borrowing Base Contracts and Eligible Residual Values
Projected as of ___________________ (Date) Calculated at a Present Value of __________ (Base Rate plus 1.0%).

                             Notes to Borrowing Base

A)  Maximum  Line  Availability  to be the  lesser  of  the  Borrowing  Base  or
$17,500,000
B) Borrowing Base to be based on Eligible  Residual  Values will be capped at  $1,000,000
C) Gross and  discounted  lease  receivables  and residual
values listed for the EKA Chemicals  reflect ICON 7's 50% interest in this lease investment.


------------------- --------------- ------------ --------------- ---------------- ----------------- ----------------
ICON 7 Lessee        Equip. Type       Gross      PV of Lease    Gross Residual    PV of Residual
                                    Lease Rec.        Rec.                                             Exp. Date
------------------- --------------- ------------ --------------- ---------------- ----------------- ----------------
EKA Chemicals
Petsmart
Petsmart
Sabena
Sabena
AZ 3
Sabreliner
Travel Bound
Headway Tech.
C-Town Sprmkt.


                     -------------- ------------ --------------- ---------------- ----------------- ----------------
                    Sub Totals      $0           $0              $0               $0

                    ICON 7               PV of Leases          $0           x  85%  =     $0
                    Borrowing            PV of Residuals       $0           x  15%  =     $0
                    Base
                                                                                          ---------
                                                                                          ---------
                                                                 ICON 7 Total             $0

Tangible Net Worth of ICON 7 as of last day of preceding month (provide exact amount if known; otherwise, provide estimate):
$---------------



------------------- --------------- --------------- -------------- --------------- --------------- ---------------
ICON 8A Lessee      Equip. Type     Gross Lease     PV of Lease    Gross Residual  PV of Residual
                                    Rec.            Rec                                            Exp. Date



------------------- --------------- --------------- -------------- --------------- --------------- ---------------
                    Sub Totals      $0              $0             $0              $0

                    ICON 8A              PV of Leases            $0              x  85%  =      $0
                    Borrowing            PV of Residuals         $0              x  15%  =      $0
                                                                                                --------
                                                                                                --------
                    Base                                             ICON 8A Total              $0

Tangible Net Worth of ICON 8A as of last day of preceding month (provide exact amount if known; otherwise, provide estimate):
$---------------.


------------------- --------------- --------------- -------------- --------------- --------------- ---------------
ICON 8B Lessee      Equip. Type     Gross Lease     PV of Lease    Gross Residual  PV of Residual
                                    Rec.            Rec                                            Exp. Date
------------------- --------------- --------------- -------------- --------------- --------------- ---------------
CSK Auto
Regus
Petsmart
                    ----------------- -------------- -------------- --------------- -------------- ---------
                    Sub Totals        $0             $0             $0              $0

                    ICON 8B              PV of Leases          $0               x  85%  =         $0
                    Borrowing            PV of Residuals       $0               x  15%  =         $0
                                                                                                  -----------
                                                                                                 ---------
                    Base                                            ICON 8B Total                $0

--------------------------- ---------------------- ---------- ------------------------------- ----------
TOTALS
--------------------------- ---------------------- ---------- ------------------------------- ----------
Total Borrowing             PV of Leases           $0          x  85%  =                      $0
Base                        PV of Residuals        $0          x  15%  =                      $0
                                                                                              ----------
                                                                                              ----------
                                                              Total Borrowing Base            $0

Tangible Net Worth of ICON 8B as of last day of preceding month (provide exact amount if known; otherwise, provide estimate):
$--------------

IN WITNESS WHEREOF, the undersigned have executed and delivered this Report on __________,____.

    ICON CASH FLOW PARTNERS L.P. SEVEN
    By:  ICON Capital Corp., its general partner

    By:_______________________________________

    Name:____________________________________

    Title:_____________________________________


    ICON INCOME FUND EIGHT A L.P.
    By:  ICON Capital Corp., its general partner

    By:_______________________________________

    Name:____________________________________

    Title:_____________________________________


    ICON INCOME FUND EIGHT B L.P.
    By:  ICON Capital Corp., its general partner

    By:_______________________________________

    Name:____________________________________

    Title:_____________________________________

EXHIBIT 10.2
                               FIRST AMENDMENT TO
                           LOAN AND SECURITY AGREEMENT


     This FIRST AMENDMENT TO LOAN AND SECURITY AGREEMENT (the "Amendment") is made as of December 12, 2002 by and between ICON Cash Flow Partners L.P. Seven, a Delaware limited partnership ("Borrower 1"), ICON Income Fund Eight A L.P., a Delaware limited partnership ("Borrower 2"), ICON Income Fund Eight B L.P., a Delaware limited partnership ("Borrower 3"), and ICON Income Fund Nine, LLC, a Delaware limited liability company ("Borrower 4"), on the one hand, and Comerica Bank-California, a California banking corporation ("Lender"), on the other hand, with respect to the Loan and Security Agreement, dated as of May 30, 2002, entered into by Borrower 1, Borrower 2, Borrower 3 and Lender (as amended and modified through but excluding the date hereof, the "Agreement")."

                                    RECITALS

     WHEREAS, Borrower 1, Borrower 2, Borrower 3, and Lender entered into the Agreement;

     WHEREAS, Borrower 1, Borrower 2, Borrower 3 and Borrower 4 have requested that Borrower 4 be added as a Borrower under the Agreement;

     WHEREAS, Lender is willing to agree to Borrower's request, on the terms and conditions set forth below;

         NOW, THEREFORE, IT IS AGREED THAT:

         1. Definitions. Unless otherwise indicated, words and terms which are defined in the Agreement shall have the same meaning where used herein.

         2. Amendments.

          (a) Borrower 4 is deemed a "Borrower," as that term is defined in the Agreement.

          (b) Section 1.9.1 of the Agreement is amended by inserting the following sentence immediately after the third sentence in the first paragraph:

     Borrower authorizes Lender to automatically deduct from deposit account number 1892187368 maintained by Borrower 4 with Lender the portion of the amount of principal, interest and late charges due allocable to Borrower 4 (which allocation shall be based on Loans to Borrower 4 and payments by Borrower 4).

          (c) Section 4.1 of the Agreement is amended by inserting the following sentence immediately after the third sentence:

     Borrower 4 is a limited liability company, duly organized and existing and in good standing under the laws of the state of Delaware, which shall survive at least two years beyond the maturity of any Loans hereunder.

          (d)  Section 4.2 of the Agreement is amended to read as follows:

     4.2 Agreement Authorized. The execution, delivery and performance of this Agreement and the Loan Documents are duly authorized and do not require any registration with, consent or approval of, or notice to, or other action with or by, any governmental body or other regulatory authority; are not in contravention of or in conflict with any law or regulation or any term or provision of the formation, organizing or operating agreements or other documents of any Borrower, and this Agreement and each of the other Loan Documents is a valid, binding and legally enforceable obligation of each Borrower in accordance with its terms, subject only to bankruptcy, insolvency or similar laws affecting creditors' rights generally.

          (e) Section 4.7 of the Agreement is amended by inserting the following sentence at the end:

     The chief executive office of Borrower 4 is located in New York City, New York. Borrower 4's Organizational Identification Number is 3413575. Borrower 4's Tax Identification Number is 13-4183234.

          (f)  Section 4.8 of the Agreement is amended to read as follows:

     General Partner/Manager. ICON Capital Corp. is the sole general partner of each Borrower that is a partnership. ICON Capital Corp. is the sole manager of each Borrower that is a limited liability company. ICON Capital Corp. is a corporation duly organized and existing and in good standing under the laws of the State of Connecticut. ICON Capital Corp. has the appropriate powers and adequate authority, rights, licenses and franchises to own its property and to carry on its business as now conducted, and is duly qualified, in good standing and has all licenses necessary in California and in each state in which the character of the properties owned by it therein or the conduct of its business makes such qualification or licenses necessary. ICON Capital Corp. has the power and adequate authority to make and carry out this Agreement and the other Loan Documents in its capacity as general partner of each Borrower that is a partnership

          (g) Section 5.5.5 of the Agreement is amended by deleting the phrase "a Compliance Certificate of the chief financial officer of Borrower's general partner" and replacing it with the phrase "a Compliance Certificate of the chief financial officer of Borrower's general partner (if the applicable Borrower is a partnership) and of the chief financial officer of Borrower's manager (if the applicable Borrower is a limited liability company)."

          (h)  Section 7.1 of the Agreement is amended to read as follows:

     Aggregate Tangible Net Worth. All Borrowers, in the aggregate, shall maintain, as of the last day of the specified quarter, a Tangible Net Worth of not less than $140,000,000.


          (i) Exhibits 1, 3 and 4 to the Agreement are deleted and replaced by Exhibits 1, 3 and 4 to this Amendment.

     3. Continued Validity of Agreement. Except as amended by this Amendment, the Agreement and all security agreements, guaranties, and other documents executed by Borrower with or in favor of Lender (collectively referred to as "Loan Documents"), shall continue in full force and effect as originally constituted and are ratified and affirmed by the parties hereto. Borrower 4 is bound by the Loan Documents, as amended by this Amendment, to the same extent as if it had executed them. Each reference in the Agreement or in the other Loan Documents to the Agreement shall mean the Agreement as amended hereby unless the context otherwise requires. This Amendment and the Agreement shall be read as one document. Without limiting the generality of the foregoing, nothing in this Amendment entitles Borrower to receive advances of any funds, or extends the maturity date for repayment, beyond that expressly set forth in the Agreement.

     4. Compliance with Loan Documents. Each Borrower represents and warrants to Lender as follows: as of the date hereof, each Borrower has complied, and is in compliance, with all of the terms, covenants and conditions of the Loan Agreement and the other Loan Documents applicable to it. As of the date hereof, there exists no Event of Default under the Loan Agreement or any of the other Loan Documents or an event which would constitute an Event of Default upon the lapse of time or upon the giving of notice and the lapse of time specified therein. The representations and warranties of each Borrower in the Loan Agreement and the other Loan Documents are true and with the same effect as though such representations and warranties had been made by such Borrower as of the date hereof. Each Borrower will continue to be in compliance with all of the terms, covenants, and conditions of the Loan Agreement and the other Loan Documents, and all representations and warranties will continue to be true, upon this Amendment becoming effective.

     5. Authorization. Each party hereto represents to the other that the individual executing this Amendment on its behalf is the duly appointed signatory of such party and that such individual is authorized to execute this Amendment by or on behalf of such party and to take all action required by the terms of this Amendment.

     6. When Amendment is Effective. This Amendment shall be deemed binding and effective as of December 12, 2002 when: ---------------------------

          (a) This Amendment is executed by Borrower 1, Borrower 2, Borrower 3, Borrower 4 and Lender;

          (b) Lender shall have received an original, executed Amended and Restated Note from Borrower, in the form of Exhibit 2 hereto, duly completed;

          (c) Lender shall have received and filed a UCC financing statement with the appropriate official of the state where Borrower 4 is located;

          (d) Lender shall have received certified copies of the organizational documents and operating agreements of Borrower 4 and its manager, in form and substance satisfactory to Lender;

          (e)  Lender shall have received  certified  copies of all action taken
               by  Borrower  4  to  authorize   the   execution,   delivery  and
               performance of the Loan Documents;

          (f) Lender shall have received good standing certificates from the appropriate secretary of state of the state in which Borrower 4 and its manager are organized;

          (g) Borrower 4 shall have become a party to the Contribution Agreement referred to in Section 5.18 of the Agreement by means of a document executed by all Borrowers, and Lender shall have received a copy of such executed document.

     7. Captions. Section headings and numbers have been set forth herein for convenience only. Unless the contrary is compelled by the context, everything contained in each section applies equally to this entire Amendment.

     8. No Novation. This Amendment is not intended to be, and shall not be construed to create, a novation or accord and satisfaction, and, except as otherwise provided herein, the Agreement shall remain in full force and effect.

     9. Severability. Each provision of this Amendment shall be severable from every other provision of this Amendment for the purpose of determining the legal enforceability of any specific provision.

     10. Entire Agreement. This Amendment constitutes the entire agreement by and between Borrower and Banks with respect to the subject matter hereof and supersedes all prior and contemporaneous negotiations, communications, discussions and agreements concerning such subject matter.

     11. Counterparts. This Amendment may be executed in any number of counterparts, each of which shall be an original, but all of which shall together constitute one and the same agreement.

     IN WITNESS WHEREOF, the parties hereto have executed and delivered this Amendment as of the date first set forth above.

ICON CASH FLOW PARTNERS L.P.                     ICON INCOME FUND NINE, LLC,
SEVEN, a Delaware Limited Partnership            a Delaware Limited Liability Company
By ICON Capital Corp., its general partner       By:  ICON Capital Corp., its manager

By:___________________________                   By:__________________________
         Paul B. Weiss, President                         Paul B. Weiss, President
                                                          Address for Notices:
                                                          ICON INCOME FUND NINE, LLC
                                                          Attention:  General Counsel
                                                          100 5th Avenue, 10th Floor
                                                          New York, New York 10011
                                                          Facsimile No.:  (212) 418-4739


ICON INCOME FUND EIGHT A L.P.,                   COMERICA BANK-CALIFORNIA,
a Delaware Limited Partnership                   a California banking corporation
By ICON Capital Corp., its general partner
                                                 By: ___________________________
By:_____________________________                          John Esposito
         Paul B. Weiss, President                         Vice President


ICON INCOME FUND EIGHT B L.P.,
a Delaware Limited Partnership;;
By ICON Capital Corp., its general partner

By:______________________________
         Paul B. Weiss, President



                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                                December 31, 2002

EXHIBIT 99.1

     I, Beaufort J.B. Clarke, Chairman and Chief Executive Officer of ICON Capital Corp, the sole General Partner of ICON Income Fund Eight B L.P., certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) the Annual Report on Form 10-K for the period ended December 31, 2002 (the "Annual Report") which this statement accompanies fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and

     (2) information contained in the Annual Report fairly presents, in all material respects, the financial condition and results of operations of ICON Income Fund Eight B L.P..

Dated:  March 31, 2003




                           /s/ Beaufort J.B. Clarke
                           -----------------------------------------------------
                           Beaufort J.B. Clarke
                           Chairman and Chief Executive Officer
                           ICON Capital Corp.
                           sole General Partner of ICON Income Fund Eight B L.P.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                                December 31, 2002


EXHIBIT 99.2

     I, Thomas W. Martin, Executive Vice President (Principal Financial and Accounting Officer) of ICON Capital Corp, the sole General Partner of ICON Income Fund Eight B L.P., certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) the Annual Report on Form 10-K for the period ended December 31, 2002 (the "Annual Report") which this statement accompanies fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and

     (2) information contained in the Annual Report fairly presents, in all material respects, the financial condition and results of operations of ICON Income Fund Eight B L.P..

Dated:  March 31, 2003




                           /s/ Thomas W. Martin
                           -----------------------------------------------------
                           Thomas W. Martin
                           Executive Vice President (Principal
                           Financial and Accounting Officer)
                           ICON Capital Corp.
                           sole General Partner of ICON Income Fund Eight B L.P.

                               ICON SPK 2023-A LLC

                              Financial Statements

                                December 31, 2002

                   (With Independent Auditor's Report Thereon)

                          INDEPENDENT AUDITOR'S REPORT


The Members
ICON SPK 2023-A LLC

We have audited the accompanying balance sheet of ICON SPK 2023-A LLC (the "Company") as of December 31, 2002, and the related statements of operations, changes in members' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to the above present fairly, in all material respects, the financial position of ICON SPK 2023-A LLC as of December 31 2002, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.



                                                     /s/Hays & Company LLP
                                                     Hays & Company LLP

March 13, 2003
New York, New York

                               ICON SPK 2023-A LLC

                                  Balance Sheet

                                December 31, 2002

         Assets
         ------

Cash                                                        $        183,108
                                                            ----------------

Investment in operating leases
   Equipment, at cost                                              7,982,500
   Accumulated depreciation                                       (2,176,604)
                                                            ----------------

                                                                   5,805,896

Other assets                                                         463,786
                                                            ----------------

Total assets                                                $      6,452,790
                                                            ================

         Liabilities and Members' Equity
         -------------------------------

Security deposits and other liabilities                     $        473,855
Due to affiliate                                                      48,312
                                                            ----------------

Total liabilities                                                    522,167
                                                            ----------------

Members' equity                                                    5,930,623
                                                            ----------------

Total liabilities and members' equity                       $      6,452,790
                                                            ================




See accompanying notes to financial statements.

                               ICON SPK 2023-A LLC

                             Statement of Operations

                      For the Year Ended December 31, 2002

Revenue

   Rental income                                    $      2,681,822
                                                    ----------------

Expenses

   Depreciation and amortization expense                   2,176,604
   General and administrative                                  1,089
                                                    ----------------

   Total expenses                                          2,177,693
                                                    ----------------

Net income                                          $        504,129
                                                    ================




See accompanying notes to financial statements.

                               ICON SPK 2023-A LLC

                     Statement of Changes in Members' Equity

                      For the Year Ended December 31, 2002


Members' equity as of January 1, 2002                 $          -

Members' initial capital contribution                       7,750,000

Distributions to members                                   (2,556,006)

Additional members' contributions                             232,500

Net income                                                    504,129
                                                      ---------------

Members' equity as of December 31, 2002               $     5,930,623
                                                      ===============




See accompanying notes to financial statements.

                               ICON SPK 2023-A LLC

                             Statement of Cash Flows

                      For the Year Ended December 31, 2002


Cash flows from operating activities:
   Net income                                                                 $   504,129
                                                                              -----------
Adjustments to reconcile net income to
     net cash provided by operating activities:
       Depreciation and amortization expense                                    2,176,604
        Change in operating assets and liabilities:
         Other assets                                                            (463,786)
         Other liabilities                                                        473,855
         Due to affiliate                                                          48,312
                                                                              -----------

         Total adjustments                                                      2,234,985
                                                                              -----------

       Net cash provided by operating activities                                2,739,114
                                                                              -----------

Cash flows from investing activities:
   Investment in operating leases                                              (7,982,500)
                                                                              -----------

       Net cash used in investing activities                                   (7,982,500)
                                                                              -----------

Cash flows from financing activities:
   Distributions to members                                                    (2,556,006)
   Members' contributions                                                       7,982,500
                                                                              -----------

       Net cash provided by financing activities                                5,426,494
                                                                              -----------

Net increase in cash                                                              183,108

Cash at beginning of year                                                             -
                                                                              -----------

Cash at end of year                                                           $   183,108
                                                                              ===========



See accompanying notes to financial statements.

                               ICON SPK 2023-A LLC

                          Notes to Financial Statements

                                December 31, 2002

1.   Organization

     In December 2001 ICON SPK 2023-A LLC (the "Company" or the "LLC") was formed as a joint venture between two affiliates; ICON Income Fund Eight B L.P. ("Fund Eight B"), and ICON Income Fund Nine, LLC ("Fund Nine"). The purpose of the LLC was to acquire a portfolio of leases consisting of a broad range of equipment from materials handling to manufacturing and technology equipment. The Manager of the Company is ICON Capital Corp., the General Partner of each of the Company's members. The total purchase price of the portfolio acquired was $7,750,000 plus $232,500 of acquisition fees paid to the Manager, which was financed with cash. The leases expire on various dates commencing April 2003 through April 2008. Fund Nine has a majority interest of 51% and Fund Eight B has a 49% interest.

     Profits, losses, cash distributions and disposition proceeds are allocated to the members in accordance with their share of interest.

2.   Significant Accounting Policies

     Basis of Accounting and Presentation - The LLC's records are maintained on the accrual basis. The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the allowance for doubtful accounts and unguaranteed residual values. Management believes that the estimates and assumptions utilized in preparing its financial statements are reasonable and prudent. In addition, management is required to disclose contingent assets and contingent liabilities. Actual results could differ from those estimates.

     Leases and Revenue Recognition - All leases in the LLC's portfolio are classified as operating leases. For operating leases, equipment is recorded at cost and is depreciated on the straight-line method over the lease terms to their estimated fair market values at lease terminations. Related lease rentals are recognized following the straight-line method over the lease terms. Billed and uncollected operating lease receivables are included in other assets.

     Impairment of Assets - The LLC's policy with respect to impairment of estimated salvage values of operating leases is to review, on a periodic basis, the carrying value on an individual asset to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable and, therefore, an impairment loss should be recognized. The events or changes in circumstances which generally indicate that the residual value of an asset has been impaired are (i) the estimated fair value of the underlying equipment is less than the LLC's carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from disposition of the asset will be sufficient to satisfy the remaining obligation to the non-recourse lender (if any) and the LLC's carrying value. Generally in the latter situation, the carrying value relates to equipment subject to third party non-recourse notes payable where the lessee remits its rental payments directly to the lender and the LLC does not recover its carrying value until the non-recourse note obligation is repaid in full.

                               ICON SPK 2023-A LLC

                                December 31, 2002

     The Partnership measures its impairment loss as the amount by which the carrying amount of the residual value exceeds the estimated proceeds to be received by the Partnership from re-lease or sale of the equipment. Generally, third party appraisals, reviews of future cash flows and anticipated future cash flows and detailed market analyses are used as the basis for measuring whether an impairment loss should be recognized.

     Income Taxes - No provision for income taxes has been made as liability for such taxes is that of each member rather than the LLC. The LLC's income tax returns are subject to examination by the federal and state taxing authorities, and changes, if any could adjust the individual income taxes of the partners.

3.   Investment In Operating Leases

     In December 2001, the LLC entered into a binding agreement to acquire a portfolio of operating leases involving a broad range of equipment for a total cost of $7,982,500, including $232,500 in acquisition fees paid to the Manager. This was consummated in the first quarter 2002.

     The investment in operating leases at December 31, 2002 consisted of the following:

Equipment Acquisition                                 $      7,982,500
                                                      ----------------

Equipment cost, end of year                                  7,982,500
                                                      ----------------

Depreciation expense                                        (2,176,604)
                                                      ----------------

Accumulated depreciation, end of year                       (2,176,604)
                                                      ----------------

Investment in operating leases, end of year           $      5,805,896
                                                      ================

Non-cancelable rents from operating leases are due as follows:

               Year Ending
              December 31,                    Amount

                  2003                   $    2,241,505
                  2004                        1,201,951
                  2005                          731,818
                  2006                          257,584
                  2007                           94,205
                  Thereafter                     31,011
                                         --------------

                                         $    4,558,074

4.   Related Party Transactions

     The amount due to affiliate represents sales tax paid by Fund Nine on behalf of the LLC.

                              ICON Aircraft 126 LLC

                              Financial Statements

                                December 31, 2002

                   (With Independent Auditor's Report Thereon)

                          INDEPENDENT AUDITORS' REPORT


The Partners
ICON Aircraft 126 LLC

We have audited the accompanying balance sheet of ICON Aircraft 126 LLC (the "Company") as of December 31, 2002, and the related statements of operations, changes in members' equity, and cash flows for the period March 4, 2002 (date of inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ICON Aircraft 126 LLC as of December 31 2002, and the results of its operations and its cash flows for the period March 4, 2002 (date of inception) to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.


                                                       /s/Hays & Company LLP
                                                       Hays & Company LLP


March 13, 2003
New York, New York

                              ICON Aircraft 126 LLC

                                  Balance Sheet

                                December 31, 2002

       Assets

Investment in operating leases
   Equipment at cost                                   $    77,523,584
   Accumulated depreciation                                 (3,465,625)
                                                       ---------------

                                                            74,057,959

Other assets                                                   274,470
                                                       ---------------

Total assets                                           $    74,332,429
                                                       ===============


       Liabilities and Members' Equity

Notes payable - non-recourse                           $    67,277,879
Other liabilities                                              320,292
                                                       ---------------

Total liabilities                                           67,598,171
                                                       ---------------

Commitments and contingencies

Members' equity                                              6,734,258
                                                       ---------------

Total liabilities and members' equity                  $    74,332,429
                                                       ===============



See accompanying notes to financial statements.

                              ICON Aircraft 126 LLC

                             Statement of Operations

                For the Period March 4, 2002 (date of inception)
                              to December 31, 2002

Revenue

   Rental income                                 $   6,882,744
                                                 -------------

Expenses

   Depreciation expense                              3,465,625
   Interest expense                                  3,126,363
   Amortization of loan origination fees                42,300
                                                 -------------

Total expenses                                       6,634,288
                                                 -------------

Net income                                       $     248,456
                                                 =============



See accompanying notes to financial statements.

                              ICON Aircraft 126 LLC

                     Statement of Changes in Members' Equity

                For the Period March 4, 2002 (date of inception)
                              to December 31, 2002

Members' contributions                                $   6,485,802

Net income                                                  248,456
                                                      -------------

Balance at December 31, 2002                          $   6,734,258
                                                      =============




See accompanying notes to financial statements.

                              ICON Aircraft 126 LLC

                             Statement of Cash Flows

                For the Period March 4, 2002 (date of inception)
                              to December 31, 2002

Cash flows from operating activities:
   Net income                                              $       248,456
                                                           ---------------
   Adjustments to reconcile net income to
     net cash provided by operating activities:
       Rental income paid directly to lenders by lessees        (5,848,920)
       Depreciation expense                                      3,465,625
       Interest expense on non-recourse financing paid
         directly to lenders by lessees                          2,850,065
       Amortization of loan origination fees                        42,300
       Changes in operating assets and liabilities:
         Other assets                                              (91,170)
         Other liabilities                                        (389,016)
         Other                                                    (277,340)
                                                           ---------------

           Total adjustments                                      (248,456)
                                                           ---------------

       Net cash provided by operating activities                      -
                                                           ---------------

Cash flows from investing activities:
   Investment in operating leases                                6,485,802
                                                           ---------------

       Net cash used in investing activities                    (6,485,802)
                                                           ---------------

Cash flows from financing archives:
   Members' capital contributions                                6,485,802
                                                           ---------------

       Net cash provided by financing activities                 6,485,802
                                                            ---------------

Net increase in cash                                                  -

Cash at the beginning of the period                                   -
                                                           ---------------

Cash at the end of the period                              $          -
                                                           ===============






                                                (continued on next page)

                              ICON Aircraft 126 LLC

Supplemental Disclosure of Cash Flow Information

     For the period March 4, 2002 (date of inception) to December 31, 2002, non-cash activities included the following:

Rental income paid directly to lenders by lessees         $     5,848,920
Principal and interest on non-recourse debt
   paid directly to lenders by lessees                         (5,848,920)
                                                          ---------------

                                                          $       -
                                                          ===============

     Interest expense for the period ended December 31, 2002 of $2,850,065, consisted solely of interest expense on non-recourse financings paid or accrued directly to lenders by lessees. Interest expense of $276,298 was accrued at December 31, 2002 for the non-recourse debt financing.





See accompanying notes to financial statements.

                              ICON Aircraft 126 LLC

                          Notes to Financial Statements

                                December 31, 2002

1.   Organization

     ICON Aircraft 126 LLC (the "Company") was formed March 4, 2002 as a joint venture between two affiliates; ICON Income Fund Eight B L.P. ("Fund Eight B"), and ICON Income Fund Nine LLC ("Fund Nine"). The purpose of the Company was to acquire all of the outstanding shares of Delta Aircraft Leasing Limited ("D.A.L."), a Cayman Islands registered company, which owns, through an Owner Trust, an Airbus A340-313X aircraft which is on lease to Cathay Pacific through March 2006. The stock was acquired as of March 4, 2002 for a total purchase price of $4,250,000 in cash and non-recourse debt of $71,037,782. ICON Capital Corp. (the "Manager"), a Connecticut Corporation, manages and controls the business affairs of the Company's equipment, leases and financing transactions under a management agreement with the Company. The Company paid the Manager $2,235,802 in acquisition fees in connection with this transaction. D.A.L. owns the Airbus A340-313X aircraft subject to non-recourse debt provided by unaffiliated lenders. The lenders have a security interest in the aircraft and an assignment of the rentals under the lease. Fund Eight B and Fund Nine each own a 50% interest in the Company.

     Profits and losses are allocated to the Partners in accordance to their share of interest.

2.   Significant Accounting Policies

     Basis of Accounting and Presentation - The Company's records are maintained on the accrual basis. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the allowance for doubtful accounts and unguaranteed residual values. Management believes that the estimates and assumptions utilized in preparing its financial statements are reasonable and prudent. In addition, management is required to disclose contingent assets and contingent liabilities. Actual results could differ from those estimates.

     Leases and Revenue Recognition - All leases in the Company's portfolio are classified as operating leases. For operating leases, equipment is recorded at cost and is depreciated on the straight-line method over the lease terms to their estimated fair market values at lease terminations. Related lease rentals are recognized following the straight-line method over the lease terms. Billed and uncollected operating lease receivables are included in other assets.

     Impairment of Assets - The Company's policy with respect to impairment of estimated salvage values of operating leases is to review, on a periodic basis, the carrying value on an individual asset to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable and, therefore, an impairment loss should be recognized. The events or changes in circumstances which generally indicate that the residual value of an asset has been impaired are (i) the estimated fair value of the underlying equipment is less than the Company's carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from disposition of the asset will be sufficient to satisfy the remaining obligation to the non-recourse lender and the Company's carrying value. Generally in the latter situation, the carrying value relates to equipment subject to third party non-recourse notes payable where the lessee remits its rental payments directly to the lender and the Company does not recover its carrying value until the non-recourse note obligation is repaid in full.

                              ICON Aircraft 126 LLC

                                December 31, 2002

     The Company measures its impairment loss as the amount by which the carrying amount of the residual value exceeds the estimated proceeds to be received by the Company from re-lease or sale of the equipment. Generally, third party appraisals, reviews of future cash flows and anticipated future cash flows and detailed market analyses are used as the basis for measuring whether an impairment loss should be recognized.

     Income Taxes - No provision for income taxes has been recorded since the liability for such taxes is that of each member rather than the Company. The Partnership's income tax returns are subject to examination by the federal and state taxing authorities, and changes, if any could adjust the individual income taxes of the partners.

3.   Investment In Operating Leases

     In March 2002, the Company acquired an operating lease for a total cost of $77,523,184, including fees paid to the Manager of $2,235,802.

     The investment in operating leases at December 31, 2002 consisted of the following:

Equipment cost, beginning of the period                     $          -

Equipment acquisition                                             75,287,782

Initial direct costs                                               2,235,802
                                                            ----------------
Equipment cost, end of the period                                 77,523,184
                                                            ----------------

Accumulated depreciation, beginning of the period                      -

Depreciation expense                                              (3,465,625)
                                                            ----------------
Accumulated depreciation, end of year                             (3,465,625)
                                                            ----------------

Investment in operating leases, end of year                 $     74,057,959
                                                            ================

Non-cancellable rents from operating leases are due as follows:

                Year Ending
               December 31,                   Amount

                  2003                   $    8,340,000
                  2004                        8,340,000
                  2005                        8,340,000
                  2006                        2,085,000
                                         --------------

                                         $   27,105,000
                                         ==============

                              ICON Aircraft 126 LLC

                                December 31, 2002

4.   Notes Payable

     Notes payable consist of a non-recourse obligation, which accrues interest at the rate of 5.39% per annum and is being paid directly to the lender by the lessee.

     Principal maturities of the notes are as follows:

               Year Ending
              December 31,                    Amount

                  2003                   $    4,236,507
                  2004                        4,453,811
                  2005                        4,713,407
                  2006                       53,874,154
                                         --------------

                                         $   67,277,879