Form 10-Q
period 2003-03-31
ICON INCOME FUND EIGHT B LP
filed 2003-05-15
CIK 1121716

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended              March 31, 2003
                               -------------------------------------------------

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ x] Yes [ ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) [ ] Yes [ x ] No

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                      Condensed Consolidated Balance Sheets



                                                               March 31,       December 31,
                                                                 2003              2002
                                                                 ----              ----
                                                            (Unaudited)
         Assets
         ------

Cash and cash equivalents                                $     3,770,533     $     8,499,026
                                                         ---------------     ---------------

Investments in finance leases
   Minimum rents receivable                                   22,531,931          24,504,820
   Estimated unguaranteed residual values                      2,711,893           2,711,893
   Initial direct costs                                          393,308             457,189
   Unearned income                                            (3,250,625)         (3,824,928)
                                                         ---------------     ---------------
                                                              22,386,507          23,848,974
                                                         ---------------     ---------------

Investments in operating leases
   Equipment, at cost                                        194,218,473         166,325,943
   Accumulated depreciation and amortization                 (27,264,769)        (23,591,192)
                                                         ---------------     ---------------
                                                             166,953,704         142,734,751

Equipment held for sale or lease                               1,211,669           1,211,669
                                                         ---------------     ---------------

Investments in unconsolidated joint ventures                   7,016,751           7,290,793
Due from affiliates                                              606,532               3,532
Investment in unguaranteed residual                            2,332,484           2,342,589
Investment in option                                           2,100,000           2,100,000
Other assets, net                                              1,286,529           1,377,413
                                                         ---------------     ---------------

Total assets                                             $   207,664,709     $   189,408,747
                                                         ===============     ===============

         Liabilities and Partners' Equity
         --------------------------------

Notes payable - non-recourse                             $   148,325,388     $   133,231,339
Note payable - recourse                                          400,000             400,000
Due to affiliates                                                891,489             224,167
Deferred rental income                                         4,526,076             534,840
Security deposits and other liabilities                        1,541,972             863,059
Minority interests in joint ventures                           1,715,961           1,334,947
                                                         ---------------     ---------------
                                                             157,400,886         136,588,352
                                                         ---------------     ---------------

Partners' equity (deficit)
   General Partner                                              (151,279)           (125,713)
   Limited Partners (748,445.85 units outstanding
     $100 per unit original issue price)                      50,415,102          52,946,108
                                                         ---------------     ---------------

   Total partners' equity                                     50,263,823          52,820,395
                                                         ---------------     ---------------

Total liabilities and partners' equity                   $   207,664,709     $   189,408,747
                                                         ===============     ===============

See accompanying notes to condensed consolidated financial statements.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                 Condensed Consolidated Statements of Operations

                      For the Three Months Ended March 31,

                                   (Unaudited)


                                                 2003            2002
                                                 ----            ----

Revenues

   Rental income                               $ 5,682,540    $ 5,011,804
   Finance income                                  574,303        749,912
   Net (loss) gain on sale of equipment             (5,255)        95,526
   Income from investments in unconsolidated
     joint ventures                                 69,568        215,410
   Interest income and other                        13,844         10,319
                                               -----------    -----------

   Total revenues                                6,335,000      6,082,971
                                               -----------    -----------

Expenses

   Depreciation                                  3,789,319      3,151,511
   Interest                                      1,851,330      1,369,824
   Management fees - General Partner               644,758        477,430
   Administrative expense
     reimbursements - General Partner              288,928        225,021
   General and administrative                      197,095        152,425
   Amortization of initial direct costs             63,881         81,036
   Minority interest expense                        24,491        101,407
                                               -----------    -----------

   Total expenses                                6,859,802      5,558,654
                                               -----------    -----------

Net (loss) income                              $  (524,802)   $   524,317
                                               ===========    ===========

Net (loss) income allocable to:
   Limited partners                            $  (519,554)   $   519,074
   General Partner                                  (5,248)         5,243
                                               -----------    -----------

                                               $  (524,802)   $   524,317
                                               ===========    ===========

Weighted average number of limited
   partnership units outstanding                   748,446        750,000
                                               ===========    ===========

Net (loss) income per weighted average
   limited partnership unit                    $     (0.69)   $      0.69
                                               ===========    ===========


See accompanying notes to condensed consolidated financial statements.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

         Condensed Consolidated Statement of Changes in Partners' Equity

                    For the Three Months Ended March 31, 2003

                                   (Unaudited)


                                  Limited Partner Distributions
                                  -----------------------------

                                     Return of  Investment       Limited         General
                                       Capital    Income         Partners        Partner         Total
                                       -------    ------         --------        -------         -----
                                    (Per weighted average unit)


Balance at
   January 1, 2003                                               $ 52,946,108  $ (125,713)    $ 52,820,395

Cash distributions to partners        $  2.69       $  -           (2,011,452)    (20,318)      (2,031,770)

Net loss                                                             (519,554)     (5,248)        (524,802)
                                                                 ------------   ---------     ------------

Balance at
   March 31, 2003                                                $ 50,415,102   $(151,279)    $ 50,263,823
                                                                 ============   =========     ============













See accompanying notes to condensed consolidated financial statements.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                 Condensed Consolidated Statements of Cash Flows

                      For the Three Months Ended March 31,

                                   (Unaudited)

                                                                         2003             2002
                                                                         ----             ----
Cash flows from operating activities:

   Net (loss) income                                                 $   (524,802)   $    524,317
                                                                     ------------    ------------
   Adjustments to reconcile net (loss) income to
     net cash (used in) provided by operating activities:
       Finance income paid directly to lender by lessees                 (297,557)       (749,912)
       Depreciation                                                     3,789,319       3,151,511
       Amortization of initial direct costs                                63,881          81,036
       Minority interest expense                                           24,491         101,407
       Income from investments in joint ventures                          (69,568)       (215,410)
       Net loss (gain) on sale of equipment                                 5,255         (95,526)
       Rental income paid directly to lender by lessees                (5,500,878)     (4,552,157)
       Interest expense on non-recourse financing
         paid directly by lessees                                       1,724,914       1,333,586
       Other, principally amortization of rental income                      --          (828,552)
       Changes in operating assets and liabilities:
         Collection of principle - non-financed receivables               258,657         594,196
         Other assets, net                                                 90,884       1,613,618
         Due to affiliates                                                667,322            --
         Due from affiliates                                             (603,000)        347,025
         Security deposits and other liabilities                          678,913          32,026
         Deferred rental income                                          (650,213)      2,083,098
                                                                     ------------    ------------

           Total adjustments                                              182,420       2,895,946
                                                                     ------------    ------------

       Net cash (used in) provided by operating activities               (342,382)      3,420,263
                                                                     ------------    ------------

Cash flows used in investing activities:
   Investment in operating leases                                      (3,076,564)     (4,250,000)
   Investments in joint ventures                                             --        (7,040,401)
   Cash held in escrow                                                       --        13,723,196
   Distribution received from unconsolidated joint venture                343,610            --
   Proceeds from sale of unguaranteed residual                             10,105            --
   Distribution to minority interest in consolidated joint venture        (32,995)           --
   Initial direct costs paid                                                 --        (2,242,352)
   Proceeds from the sale of equipment                                     94,308         529,577
                                                                     ------------    ------------

       Net cash (used in) provided by investing activities             (2,661,536)        720,020
                                                                     ------------    ------------







                                                        (continued on next page)

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

           Condensed Consolidated Statements of Cash Flows - Continued

                      For the Three Months Ended March 31,

                                   (Unaudited)

                                                              2003        2002
                                                              ----        ----

Cash flows from financing activities:

   Minority interest contribution                          389,518           --
   Payment of note payable - line of credit                   --       (2,500,000)
   Cash distributions to partners                       (2,031,770)    (2,035,637)
   Payment of non-recourse borrowings                      (82,323)          --
                                                       -----------    -----------

       Net cash used in financing activities            (1,724,575)    (4,535,637)
                                                       -----------    -----------

Net decrease in cash and cash equivalents               (4,728,493)      (395,354)

Cash and cash equivalents at beginning of the period     8,499,026      5,684,652
                                                       -----------    -----------

Cash and cash equivalents at end of the period         $ 3,770,533    $ 5,289,298
                                                       ===========    ===========








                                                        (continued on next page)

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

           Condensed Consolidated Statements of Cash Flows (continued)

Supplemental Disclosure of Cash Flow Information
------------------------------------------------

     For the three months ended March 31, 2003 and 2002, non-cash activities included the following:

                                                                          2003             2002
                                                                          ----             ----
Value of equipment and receivables acquired in exchange
   for debt                                                        $    24,211,080    $     70,495,058
Non-recourse notes payable and promissory
   note assumed in purchase of equipment and receivables               (24,211,080)        (70,495,058)
                                                                   ---------------    ----------------

                                                                   $       --         $            --
                                                                   ===============    ================

Principal and interest on direct finance receivables               $       617,295    $      1,848,817
   paid directly to lenders by lessees

Rental income on operating lease receivables paid                        5,500,878           4,552,157
   directly to lenders by lessees

Deferred income on operating lease receivables paid                      4,641,449             --
   directly to lenders by lessees

Principal and interest paid directly to lenders by lessees             (10,759,622)         (6,400,974)
                                                                   ---------------    ----------------

                                                                   $      --          $         --
                                                                   ===============    ================

Interest paid directly to lenders by lessees pursuant to
   non-recourse financings                                         $     1,724,914    $      1,333,586

Other interest paid                                                        126,416              36,238
                                                                   ---------------    ----------------

Total interest expense                                             $     1,851,330    $      1,369,824
                                                                   ===============    ================







See accompanying notes to condensed consolidated financial statements.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

              Notes to Condensed Consolidated Financial Statements

                                 March 31, 2003

                                   (Unaudited)

1.   Organization

     ICON Income Fund Eight B L.P. (the "Partnership") was formed on February 7, 2000 as a Delaware limited partnership with an initial capitalization of $2,000. It was primarily formed to acquire various types of equipment subject to lease with third parties. The Partnership's maximum offering was $75,000,000. The Partnership commenced business operations on its initial closing date, June 14, 2000, with the admission of limited partners representing 15,815.51 limited partnership units at the offering price of $100 per unit aggregating $1,581,551 of capital contributions. As of October 17, 2002 (the final closing date), 734,184.49 additional units had been admitted into the Partnership with aggregate gross proceeds of $73,418,449 bringing the total admission to 750,000 units totaling $75,000,000 in capital contributions. The Partnership redeemed 1,554.15 units during 2002, leaving 748,445.85 limited partnership units outstanding at March 31, 2003.

     The General Partner of the Partnership is ICON Capital Corp. (the "General Partner"), a Connecticut corporation. The General Partner manages and controls the business affairs of the Partnership's equipment, leases and financing transactions under a management agreement with the Partnership.

2.   Basis of Presentation

     The condensed consolidated financial statements of ICON Income Fund Eight B L.P. (the "Partnership") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of results for each period shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for the interim periods are not necessarily indicative of the results for the full year. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in the Partnership's 2002 Annual Report on Form 10-K.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

        Notes to Condensed Consolidated Financial Statements - Continued

3.   Related Party Transactions

     Fees and expenses paid or accrued by the Partnership to the General Partner or its affiliates directly or on behalf of joint ventures in which the Partnership has an interest for the period ended March 31, 2003 and 2002 were as follows:

                                                        2003            2002
                                                        ----            ----

     Acquisition fees                              $     736,766   $    2,242,352   Capitalized as part of investment
                                                                                      in operating leases
     Acquisition fees                                        -          1,117,901   Capitalized as part of
                                                                                      investment in joint venture
     Acquisition fees                                        -            113,925   Capitalized as part of other assets
     Management fees                                     644,758          477,430   Charged to operations
     Administrative expense reimbursements               288,928          225,021   Charged to operations
                                                   -------------   --------------

                                                   $   1,670,452   $    4,176,629
                                                   =============   ==============


     During the period ended March 31, 2003, the Partnership accrued $736,766 of acquisition fees with respect to its 90% investment in ICON Aircraft 47820 LLC. This amount is included under the caption investment in operating leases.

4.   Consolidated Ventures and Investments in Unconsolidated Joint Ventures

     The Partnership and its affiliates formed seven joint ventures discussed below for the purpose of acquiring and managing various assets. The Partnership and its affiliates have identical investment objectives and participate on the same terms and conditions. The Partnership has a right of first refusal to purchase the equipment, on a pro-rata basis, if any of the affiliates desire to sell their interests in the equipment.

Consolidated Ventures

     The three joint ventures described below are majority owned and are consolidated with the Partnership.

     ICON Cheyenne LLC
     -----------------

     In December 2000, the Partnership and three affiliates, ICON Cash Flow Partners L.P. Six ("L.P. Six"), ICON Cash Flow Partners L.P. Seven ("L.P. Seven") and ICON Income Fund Eight A L.P. ("Fund Eight A") formed ICON Cheyenne LLC ("ICON Cheyenne") for the purpose of acquiring a portfolio of leases for an aggregate purchase price of $29,705,716, which was paid with cash of $11,401,151 and the assumption of non-recourse debt with an unaffiliated third party lender of $18,304,565. The debt is structured to be amortized from the application to the debt of rentals due under the various leases. The leases expire on various dates through September 2006. The Partnership, L.P. Seven, L.P. Six and Fund Eight A have ownership

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

        Notes to Condensed Consolidated Financial Statements - Continued

interests of 87.69%, 10.31%, 1.0% and 1.0%, respectively, in ICON Cheyenne. The Partnership's consolidated financial statements include 100% of the assets and liabilities as well as 100% of the related revenues and expenses of ICON Cheyenne. The interests of L.P. Seven, L.P. Six and Fund Eight A in ICON
Cheyenne have been reflected as minority interests in joint ventures on the consolidated balance sheets and minority interest expense on the consolidated statements of operations.

     ICON Aircraft 24846 LLC
     -----------------------

     In 2000, the Partnership and two affiliates, L.P. Seven and ICON Income Fund Eight A L.P. ("Fund Eight A"), formed ICON Aircraft 24846 LLC ("ICON Aircraft 24846") for the purpose of acquiring an investment in a 767-300 ER aircraft leased to Scandinavian Airline Systems for a purchase price of $44,515,416, which was funded with cash of $2,241,371 and non-recourse debt of $42,274,045. The rents and the aircraft have been assigned to the unaffiliated non-recourse lender. The lease expired in March 2003, at which time the balance of the non-recourse debt outstanding was approximately $34,500,000. The Partnership is currently remarketing the aircraft, during which time, the Partnership will be making interest only payments on the outstanding non-recourse debt. The Partnership, L.P. Seven and Fund Eight A have ownership interests of 96.0%, 2.0% and 2.0%, respectively, in ICON Aircraft 24846.

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

     ICON Aircraft 47820 LLC
     -----------------------

     In 2003, the Partnership and ICON Income Fund Nine LLC ("Fund Nine") formed ICON Aircraft 47820 LLC ("ICON 47820") for the purpose of acquiring an investment in a McDonnell Douglas DC10-30F aircraft leased to Federal Express through March 2007. The aircraft was acquired for a purchase price of $27,287,644, which was funded with cash of $3,076,564 and non-recourse debt of the $24,211,080. The rents and the aircraft have been assigned to the non-recourse lender. The Partnership and Fund Nine have ownership interests of 90% and 10%, respectively. The Partnership's consolidated financial statements include 100% of the assets and liabilities of ICON 47820 as well as 100% of the related revenues and expenses. Fund Nine's interest in ICON 47820 have been reflected as minority interests in joint ventures on the consolidated balance sheets and minority interest expense on the consolidated statements of operations.

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

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

        Notes to Condensed Consolidated Financial Statements - Continued

     ICON Aircraft 126 LLC
     ---------------------

     In early 2002, the Partnership and Fund Nine formed ICON Aircraft 126 LLC ("ICON 126") for the purpose of acquiring all of the outstanding shares of Delta Aircraft Leasing Limited ("D.A.L."), a Cayman Islands registered company, which owns, through an Owner Trust, an Airbus A340-313X aircraft which is on lease to Cathay Pacific through March 2006. The stock was acquired for $4,250,000 in cash. The aircraft owned by D.A.L. is subject to non-recourse debt provided by unaffiliated lenders. As of March 31, 2003, there was $66,240,465 outstanding under the non-recourse debt.

     The Partnership and Fund Nine each own a 50% interest in ICON 126. ICON 126 consolidates the financial position and results of operations of D.A.L. in its financial statements.

     The Partnership's original investment in ICON 126 was recorded at a cost of $3,242,901, inclusive of related acquisition fees of $1,117,901.

     Information as to the financial position of ICON 126 as of March 31, 2003 and December 31, 2002 and results of its operations for the three months ended March 31, 2003 and 2002 is summarized below:



                                                          March 31, 2003          December 31, 2002
                                                          --------------          -----------------

                  Assets                                  $    73,373,368         $      74,332,428
                                                          ===============         =================

                  Liabilities                             $    66,536,111         $      67,598,170
                                                          ===============         =================

                  Equity                                  $     6,836,257         $       6,734,258
                                                          ===============         =================

                  Partnership's share of equity           $     3,418,128         $       3,367,129
                                                          ===============         =================

                                                        Three Months Ended       Three Months Ended
                                                          March 31, 2003           March 31, 2002
                                                          --------------           --------------

                  Net income                              $       101,999          $         6,990
                                                          ===============          ===============

                  Partnership's share of net income       $        50,999          $          3,495
                                                          ===============          ================

     ICON SPK2023-A, LLC
     -------------------

     In the quarter ended March 31, 2002, the Partnership and Fund Nine formed ICON SPK 2023-A, LLC ("ICON SPK") for the purpose of acquiring a portfolio of leases for an aggregate purchase price of $7,750,000 in cash. The leases expire on various dates commencing April 2003 through April 2008.

     The Partnership and Fund Nine have ownership interests of 49% and 51%, respectively. The Partnership accounts for its investment using the equity method. The Partnership's original investment was recorded at a cost of $3,797,500 and is adjusted for its share of earnings, losses, and distributions thereafter.

     In June 2002, the Partnership paid ICON SPK $113,925 for its pro-rata share of acquisition fees.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

        Notes to Condensed Consolidated Financial Statements - Continued

     Information as to the financial position of ICON SPK as of March 31, 2003 and December 31, 2002 and results of its operations for the three months ended March 31, 2003 and 2002 is summarized below:

                                                               March 31, 2003         December 31, 2002

                  Assets                                      $     5,812,261           $     6,452,790
                                                              ===============           ===============

                  Liabilities                                 $       534,616           $       522,168
                                                              ===============           ===============

                  Equity                                      $     5,277,645           $     5,930,622
                                                              ===============           ===============

                  Partnership's share of equity               $     2,586,045           $     2,906,004
                                                              ===============           ===============

                                                             Three Months Ended       Three Months Ended
                                                               March 31, 2003           March 31, 2002
                                                               --------------           --------------

                  Net income                                  $        25,870           $       432,479
                                                              ===============           ===============

                  Partnership's share of net income           $        12,676           $       211,915
                                                              ===============           ===============

                  Distributions                               $       678,847           $          -
                                                              ===============           ===============

                  Partnership's share of distributions        $       332,635           $          -
                                                              ===============           ===============


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

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

        Notes to Condensed Consolidated Financial Statements - Continued

     Information as to the financial position of ICON/Kenilworth LLC as of March 31, 2003 and December 31, 2002 and results of its operations for the three months ended March 31, 2003 and 2002 is summarized below:


                                                               March 31, 2003             December 31, 2002
                                                               --------------             -----------------

                  Assets                                      $    14,194,036            $     15,157,182
                                                              ===============            ================

                  Liabilities                                 $     5,176,271            $      6,109,365
                                                              ===============            ================

                  Equity                                      $     9,017,765            $      9,047,817
                                                              ===============            ================

                  Partnership's share of equity               $       450,888            $        452,391
                                                              ===============            ================

                                                            Three Months Ended           Three Months Ended
                                                              March 31, 2003               March 31, 2002
                                                              --------------               --------------

                  Net income                                  $       189,444            $      -
                                                              ===============            =================

                  Partnership's share of net income           $         9,472            $      -
                                                              ===============            =================

                  Distributions                               $       219,496            $      -
                                                              ===============            =================

                  Partnership's share of distributions        $        10,975            $      -
                                                              ===============            =================


     ICON Aircraft 46835, LLC
     ------------------------

     In 2002, the Partnership and Fund Nine formed ICON Aircraft 46835, LLC ("ICON 46835") for the purpose of acquiring an investment in a McDonnell Douglas DC-10-30F aircraft leased to Federal Express through March 2007. The aircraft was acquired for a purchase price of $25,291,593, which was funded with cash of $3,000,000 and non-recourse debt of $22,291,593. The rents and the aircraft have been assigned to the non-recourse lender. The lease is scheduled to expire in March 2007, at which time the balance of the non-recourse debt outstanding is scheduled to be approximately $2,708,000. In addition, there was a total of $758,748 in acquisition fees paid to the General Partner of which the Partnership's share was $113,812.

     The Partnership and Fund Nine have ownership interests of 15% and 85%, respectively. The Partnership accounts for the investment following the equity method. The Partnership's original investment was recorded at a cost of $450,000 inclusive of related acquisition fees of $113,812 and is adjusted for its share of earnings, losses, and distributions thereafter.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

        Notes to Condensed Consolidated Financial Statements - Continued

     Information as to the financial position of ICON 46835 as of March 31, 2003 and December 31, 2002 and results of its operations for the three months ended March 31, 2003 and 2002 is summarized below:


                                                               March 31, 2003             December 31, 2002
                                                               --------------             -----------------

                  Assets                                      $    24,840,326            $     26,071,518
                                                              ===============            ================

                  Liabilities                                 $    21,095,726            $     22,303,057
                                                              ===============            ================

                  Equity                                      $     3,744,600            $      3,768,461
                                                              ===============            ================

                  Partnership's share of equity               $       561,690            $        565,269
                                                              ===============            ================

                                                             Three Months Ended          Three Months Ended
                                                               March 31, 2003              March 31, 2002
                                                               --------------              --------------

                  Net loss                                    $       (23,861)           $           -
                                                              ===============            ================

                  Partnership's share of net loss             $        (3,579)           $           -
                                                              ===============            ================


5.       Investment In Wholly-Owned Subsidiary

     In early 2002, the Partnership formed ICON Aircraft 123, LLC ("ICON 123") as a wholly owned subsidiary for the purpose of acquiring all of the outstanding shares of Alpha Aircraft Leasing Limited ("A.A.L."), a Cayman Islands registered company, which owns, through an Owner Trust, an Airbus A340-313X aircraft which is on lease to Cathay Pacific through March 2006. The stock was acquired in the first quarter of 2002 for a total purchase price of $4,250,000 in cash. The aircraft owned by A.A.L. is subject to non-recourse debt provided by unaffiliated lenders. The fair value of the aircraft was approximately $75 million at the date of acquisition and the fair value of the debt was approximately $70.5 million at such date. ICON 123 consolidates the financial position and operations of A.A.L. in its financial statements. The assets and liabilities of ICON 123 are consolidated with the Partnership.

6.       Contingencies

(a)      Kmart
         -----

     Kmart, Inc., ("Kmart") with whom the Partnership has five leases, filed for Chapter 11 bankruptcy protection in January 2002. The Partnership's finance leases with Kmart were acquired during 2001 for $18,234,262, comprised of a total cash investment of $681,720 and the assumption of $17,552,542 of non recourse debt. Through May 1, 2003, Kmart has made all scheduled rental payments. The bankruptcy court has not ruled on the affirmation of the leases as of the date of this report. Management has deemed an allowance for doubtful accounts unnecessary at March 31, 2003.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

        Notes to Condensed Consolidated Financial Statements - Continued

(b)      Regus
         -----

     Regus Business Center Corp. ("Regus"), with whom the Partnership has an equipment lease, filed for Chapter 11 bankruptcy protection on January 14, 2003. The Partnership's finance leases with Regus were acquired in July 2000 for $5,303,089. Regus did not pay rent in January or February, 2003. The
Partnership, has negotiated new lease terms with Regus and restructured the lease effective March 15, 2003 whereby the lease, originally scheduled to expire on July 31, 2004 has been extended to expire March 2007 at a new reduced rental rate. As of December 31, 2002 the contractual rent receivable under the Regus lease was $2,734,738. Giving effect to the lease restructuring, the contractual rent receivable under the Regus lease as of March 31, 2003 was $3,262,656, therefore management has determined that an allowance for doubtful accounts is unnecessary at this time.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                                 March 31, 2003

Item 2: General Partner's Discussion and Analysis of Financial Condition and Results of Operations

     Forward-Looking Information - The following discussion and analysis should be read in conjunction with the audited financial statements dated December 31, 2002. Certain statements within this document may constitute forward-looking statements made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. These statements are identified by words such as "anticipate," "believe," "estimate," "expects," "intend," "predict" or "project" and similar expressions. This information may involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Although the Partnership believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected.

Results of Operations for the Three Months Ended March 31, 2003 and 2002

     Revenues for the quarter ended March 31, 2003 (the "2003 Quarter") were $6,335,000 representing an increase of $252,029 over the quarter ended March 31, 2002 (the "2002 Quarter"). The increase in revenue resulted from increases in rental income of $670,736 and an increase in interest income and other of $3,525. The increases in revenues were partially offset by decreases in finance income of $175,609, income from investment in joint venture of $145,842 and a loss on sale of equipment of $5,255 as compared with a gain on sale of equipment of $95,526 in the 2002 Quarter. During the 2003 Quarter the Partnership sold equipment from the ICON Cheyenne portfolio for total proceeds of $94,308.

     Rental income increased due to the additional investments in operating leases made subsequent to the 2002 Quarter. The decrease in finance income resulted from the continued collection of minimum lease rentals reducing the investment balance outstanding on which such revenues are based.

     Expenses for the 2003 Quarter were $6,859,802 representing an increase of $1,301,148 over the 2002 Quarter. The increase in expenses resulted from the increase in the size of the Partnership's lease portfolio, an increase in the Partnership's borrowing levels and overall growth in size of the operations of the Partnership from the 2002 Quarter which is consistent with the Partnership's level of operations.

     Depreciation expense increased by $637,808, due to the additional investments in operating leases made subsequent to the 2002 Quarter. Interest expense increased by $481,506 due to the additional debt used to acquire investments in operating leases subsequent to the 2002 Quarter. Management fees
- General Partner increased by $167,328 and administrative expense reimbursements - General Partner increased by $63,907 in the 2003 Quarter as compared to the 2002 Quarter. The increase in management fees was consistent with increases in rentals (including operating leases, finances leases and through joint ventures) on which such fees are based. The increase in administrative expense reimbursements - General Partner was consistent with the increase in operating activities of the Partnership. Minority interest expense decreased by $76,916, amortization of initial direct costs decreased by $17,155 and general and administrative expenses increased by $44,670 in the 2003 Quarter as compared to the 2002 Quarter.

     Net (loss) income for the quarter ended March 31, 2003 and 2002 was ($524,802) and $524,317, respectively. The net (loss) income per weighted average limited partnership unit outstanding was ($.69) and $.69 for 2003 and 2002, respectively.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                                 March 31, 2003

Liquidity and Capital Resources

     The Partnership's primary source of funds for the three months ended March 31, 2003 were proceeds from the sale of equipment of $94,308 and unguaranteed residuals of $10,105, minority interest contribution of $389,518 and distributions received from unconsolidated joint ventures of $343,610. Distributions to partners aggregated $2,031,770 and the Partnership invested in an operating lease for $3,076,564. As a result of this activity, the Partnership's liquidity was reduced during the 2003 Quarter. As cash is realized from operations the Partnership will continue to invest in equipment leases and financings where it deems it to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations.

     During the quarter ended June 30, 2002, the Partnership entered into a $17,500,000 joint and several line of credit agreement dated as of May 30, 2002 shared with L.P. Seven and Fund Eight A (the "Initial Funds"), with Comerica Bank as lender. Under the terms of the agreement, the Partnership may borrow at a rate equal to the Comerica Bank base rate plus 1% (together, 5.25% at March 31, 2003) and all borrowings are to be jointly and severally collateralized by the present values of rents receivable and equipment owned by all of the Initial Funds sharing in the joint line of credit. On December 12, 2002, the agreement was amended to admit ICON Income Fund Nine, LLC, collectively along with the Initial Funds (the "Funds"), as a borrower sharing the $17,500,000 joint line of credit agreement. The Funds have entered into a Contribution Agreement, dated as of May 30, 2002, as amended December 12, 2002, pursuant to which the Funds have agreed to restrictions on the amount and the terms of their respective borrowings under the line of credit in order to minimize the risk that a Fund would not be able to repay its allocable portion of the outstanding revolving loan obligation at any time, including restrictions on any Fund borrowing in excess of the lesser of (A) an amount each Fund could reasonably expect to repay in one year out of its projected free cash flow, or (B) the greater of (i) the Borrowing Base (as defined in the line of credit agreement) as applied to such Fund, and (ii) 50% of the net worth of such Fund. The Contribution Agreement provides that, in the event a Fund pays an amount under the agreement in excess of its allocable share of the obligation under the agreement whether by reason of an Event of Default or otherwise, the other Funds will immediately make a contribution payment to such Fund in such amount that the aggregate amount paid by each Fund reflects its allocable share of the aggregate obligations under the agreement. The Funds' obligations to each other under the Contribution Agreement are collateralized by a subordinate lien on the assets of each participating Fund. The expiration date of this line of credit is May 31, 2003. The Partnership violated a financial covenant at December 31, 2002 creating an Event of Default. The bank granted a waiver to the Partnership with respect to this Event of Default. As of March 31, 2003, there were no borrowings by the Partnership under the line. Aggregate borrowing by all Funds under the line of credit agreement aggregated $7,484,986 on March 31, 2003.

     Cash  distributions  to  limited  partners  for the 2003  Quarter  and 2002
Quarter,   which  were  paid  monthly,   totaled   $2,011,452  and   $2,015,281,
respectively.

     Kmart, Inc., with whom the Partnership has five leases, filed bankruptcy in January 2002. The Partnership's finance leases with Kmart were acquired during 2001 for prices aggregating $18,234,262, comprised of a cash investment of $681,720 and the assumption of $17,552,542 of non-recourse debt. Through May 1, 2003, Kmart has made all scheduled rental payments. The bankruptcy court has not ruled on the affirmation of the leases as of the date of this report. Management has deemed an allowance for doubtful accounts unnecessary at March 31, 2003.

     Regus Business Center Corp. ("Regus"), with whom the Partnership has an equipment lease, filed for Chapter 11 bankruptcy protection on January 14, 2003. The Partnership's finance leases with Regus were acquired in July 2000 for $5,303,089. Regus did not pay rent in January or February, 2003. The Partnership, has

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                                 March 31, 2003

negotiated new lease terms with Regus and restructured the lease effective March 15, 2003 whereby the lease, originally scheduled to expire on July 31, 2004 has been extended to expire March 2007 but at a new reduced rental rate. As of December 31, 2002 the contractual rent receivable under the Regus lease was $2,734,738. Giving effect to the lease restructuring, the contractual rent receivable under the Regus lease as of March 31, 2003 was $3,262,656.

     As of March 31, 2003, except as noted above, there were no known trends or demands, commitments, events or uncertainties which are likely to have any material effect on liquidity. As cash is realized from operations, sales of equipment and borrowings, the Partnership will invest in equipment leases and financings where it deems to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations.

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

     The Partnership borrows funds under a floating rate line of credit and is therefore exposed to interest rate risk until the floating rate line of credit is repaid. The Partnership's had no borrowings outstanding under the floating rate line of credit as of March 31, 2003.

     The Partnership manages its exposure to equipment and residual risk by monitoring the market and maximizing re-marketing proceeds received through re-lease or sale of equipment.

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

                                 March 31, 2003

     There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls subsequent to the evaluation described above conducted by ICC's principal executive and financial officers.

                          ICON Income Fund Eight B L.P.
                         (A Delaware Limited Partnership


PART II - OTHER INFORMATION

Item 1- Legal Proceedings
-------------------------

The Company, from time-to-time, in the ordinary course of business, commences legal actions when necessary to protect or enforce the rights of the Partnership. We are not a defendant party to any litigation and are not aware of any pending or threatened litigation against the Partnership

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

(b) Reports on Form 8-K

     Form 8-K filed on February 5, 2003
     Item 4. Changes in Registrant's Certifying Accountant

(c)  Exhibits

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

                               ICON Income Fund Eight B L.P.
                               File No. 333-37504(Registrant)
                               By its General Partner,
                               ICON Capital Corp.




    May 12, 2003               /s/ Thomas W. Martin
--------------------           ------------------------------
      Date                     Thomas W. Martin
                               Executive Vice President
                               (Principal Financial and Accounting
                               Officer of the General Partner of the Registrant)

                              Certifications - 10-Q
                              ---------------------

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

Dated:  May 14, 2003

/s/ Beaufort J.B. Clarke
-----------------------------
Beaufort J. B. Clarke
Chairman and Chief Executive Officer
ICON Capital Corp.
General Partner of ICON Income Fund Eight B L.P.

                              Certifications - 10-Q
                              ---------------------

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

Dated:  May 14, 2003

/s/ Thomas W. Martin
----------------------------------------
Thomas W. Martin
Executive Vice President
(Principal Financial and Accounting Officer
of the General Partner of the Registrant)

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                                 March 31, 2003

EXHIBIT 99-1

     I, Beaufort J.B. Clarke, Chairman and Chief Executive Officer of ICON Capital Corp, the sole General Partner of ICON Income Fund Eight B L.P., certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) the Quarterly Report on Form 10-Q for the period ended March 31, 2003 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and

     (2) information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of ICON Income Fund Eight B L.P.

Dated:  May 14, 2003




                                /s/ Beaufort J.B. Clarke
                                --------------------------------------------
                                Beaufort J.B. Clarke
                                Chairman and Chief Executive Officer
                                ICON Capital Corp.
                                General Partner of ICON Income Fund Eight B L.P.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                                 March 31, 2003


EXHIBIT 99-2


         I, Thomas W. Martin, Executive Vice President (Principal Financial and Accounting Officer) of ICON Capital Corp, the sole General Partner of ICON
Income Fund Eight B L.P., certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) the Quarterly Report on Form 10-Q for the period ended March 31, 2003 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and

     (2) information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of ICON Income Fund Eight B L.P.

Dated:  May 14, 2003




                                /s/ Thomas W. Martin
                                -----------------------------------------------
                                Thomas W. Martin
                                Executive Vice President (Principal
                                Financial and Accounting Officer)
                                ICON Capital Corp.
                                General Partner of ICON Income Fund Eight B L.P.