Form 10-Q
period 2003-06-30
ICON INCOME FUND EIGHT B LP
filed 2003-08-13
CIK 1121716

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549


                                     FORM 10-Q



[x   ]  Quarterly  Report  Pursuant  to  Section  13 or 15(d) of the  Securities
        Exchange Act of 1934

For the quarterly period ended            June 30, 2003
                              --------------------------------------------------

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ x] Yes [ ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). [ ] Yes [x] No

                           ICON Income Fund Eight B L.P.
                         (A Delaware Limited Partnership)

                       Condensed Consolidated Balance Sheets


                                                      June 30,      December 31,
                                                        2003            2002
                                                        ----            ----
                                                     (unaudited)

         Assets

Cash and cash equivalents                         $   3,666,294   $   8,499,026
                                                  -------------   -------------

Investments in finance leases
   Minimum rents receivable                          21,243,815      24,504,820
   Estimated unguaranteed residual values             2,194,842       2,711,893
   Initial direct costs, net                            332,824         457,189
   Unearned income                                   (3,085,228)     (3,824,928)
                                                 --------------   -------------
                                                     20,686,253      23,848,974
                                                 --------------   -------------

Investments in operating leases
   Equipment, at cost                               194,031,040     166,325,943
   Accumulated depreciation and amortization        (31,629,499)    (23,591,192)
                                                  -------------   -------------
                                                    162,401,541     142,734,751
                                                  -------------   -------------

Equipment held for sale or lease                        911,669       1,211,669
                                                  ------------    -------------

Investments in unconsolidated joint ventures          6,721,722       7,290,793
Due from affiliates                                     137,944           3,532
Investment in unguaranteed residual values              535,654       2,342,589
Investment in option                                  2,100,000       2,100,000
Other assets, net                                     1,325,122       1,377,413
                                                  -------------   -------------

Total assets                                      $ 198,486,199   $ 189,408,747
                                                  =============   =============


















                                                        (continued on next page)

                           ICON Income Fund Eight B L.P.
                         (A Delaware Limited Partnership)

               Condensed Consolidated Balance Sheets - Continued



                                                                           June 30,          December 31,
                                                                            2003                2002
                                                                            ----                ----

                                                                         (unaudited)
         Liabilities and Partners' Equity

Notes payable - non-recourse                                           $   145,641,542     $   133,231,339
Note payable - recourse                                                        400,000             400,000
Due to affiliates                                                                  -               224,167
Deferred rental income                                                       2,518,824             534,840
Security deposits and other liabilities                                      1,809,477             863,059
Minority interests in consolidated joint ventures                            1,617,776           1,334,947
                                                                       ---------------     ---------------

      Total liabilities                                                    151,987,619         136,588,352
                                                                       ---------------     ---------------

Commitment and Contingencies

Partners' equity (deficit)
   General Partner                                                            (188,151)           (125,713)
   Limited Partners (747,326.39 and 748,445.85 units outstanding,
      $100 per unit original issue price)                                   46,686,731          52,946,108
                                                                       ---------------     ---------------
   Total partners' equity                                                   46,498,580          52,820,395
                                                                       ---------------     ---------------

Total liabilities and partners' equity                                 $   198,486,199     $   189,408,747
                                                                       ===============     ===============























See accompanying notes to condensed consolidated financial statements.

                           ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                  Condensed Consolidated Statements of Operations

                                  (unaudited)



                                                           For the Three Months               For the Six Months
                                                               Ended June 30,                    Ended June 30,
                                                           2003             2002              2003            2002
                                                           ----             ----              ----            ----

Revenues

   Rental income                                     $   5,563,689     $   5,806,411    $  11,246,229     $  10,818,215
   Finance income                                          517,754           708,388        1,092,057         1,458,300
   Net gain on sale of equipment                            17,050           146,058           11,795           241,584
   Income from investments in unconsolidated
     joint ventures                                         69,752            47,397          139,321           262,807
   Interest income and other                                 1,986            17,348           15,829            27,667
                                                     -------------     -------------    -------------     -------------

   Total revenues                                        6,170,231         6,725,602       12,505,231        12,808,573
                                                     -------------     -------------    -------------     -------------

Expenses

   Depreciation                                          4,826,550         3,825,406        8,615,869         6,976,917
   Interest                                              1,900,563         2,018,568        3,751,893         3,388,392
   Management fees - General Partner                       549,825           657,244        1,194,583         1,134,674
   Administrative expense
     reimbursements - General Partner                      266,507           278,657          555,435           503,678
   General and administrative                              310,490           146,612          507,585           299,037
   Amortization of initial direct costs                     60,484            70,281          124,365           151,317
   Minority interest in consolidated
      joint ventures                                       (48,063)           39,122          (23,572)          140,529
                                                     -------------     ------------     -------------     -------------

   Total expenses                                        7,866,356         7,035,890       14,726,158        12,594,544
                                                     -------------     -------------    -------------     -------------

Net (loss) income                                    $  (1,696,125)    $    (310,288)   $  (2,220,927)    $     214,029
                                                     =============     =============    =============     =============

Net (loss) income allocable to:
    Limited Partners                                 $  (1,679,164)    $    (307,185)   $  (2,198,718)    $     211,889
    General Partner                                        (16,961)           (3,103)         (22,209)            2,140
                                                     -------------     -------------    -------------     -------------

                                                     $  (1,696,125)    $    (310,288)   $  (2,220,927)    $     214,029
                                                     =============     =============    =============     =============

Weighted average number of limited
   partnership units outstanding                           747,603           749,877          748,026           749,565
                                                     =============     =============    =============     =============

Net (loss) income per weighted average
   limited partnership unit                          $      (2.25)     $       (0.41)   $      (2.94)     $        0.28
                                                     ============      =============    ============      =============



See accompanying notes to condensed consolidated financial statements.

                           ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

        Condensed Consolidated Statement of Changes in Partners' Equity

                        For the Six Months Ended June 30, 2003

                                     (unaudited)




                                  Limited Partner Distributions
                                  -----------------------------

                                      Return of    Investment         Limited        General
                                       Capital       Income          Partners        Partner          Total
                                       -------       ------          --------        -------          -----
                                    (Per weighted average unit)

Balance at
   January 1, 2003                                               $    52,946,108    $ (125,713)    $ 52,820,395

Cash distributions to partners        $  5.32       $      -          (3,978,689)      (40,229)      (4,018,918)

Limited partnership units
  redeemed (1,119.46 units)                                              (81,970)          -            (81,970)

Net loss                                                              (2,198,718)      (22,209)      (2,220,927)
                                                                 ---------------   -----------     ------------

Balance at
   June 30, 2003                                                 $    46,686,731   $  (188,151)    $ 46,498,580
                                                                 ===============   ===========     ============


























See accompanying notes to condensed consolidated financial statements.

                           ICON Income Fund Eight B L.P.
                          (A Delaware Limited Partnership)

                   Condensed Consolidated Statements of Cash Flows

                           For the Six Months Ended June 30,

                                     (unaudited)




                                                                                    2003             2002
                                                                                    ----             ----

Cash flows from operating activities:
   Net (loss) income                                                           $  (2,220,927)    $     214,029
                                                                               -------------     -------------
   Adjustments to reconcile net (loss) income to
     net cash (used in) provided by operating activities:
       Finance income paid directly to lenders by lessees                           (578,246)         (707,098)
       Depreciation                                                                8,615,869         6,976,917
       Amortization of initial direct costs                                          124,365           151,317
       Minority interest in consolidated joint venture                               (23,572)          140,529
       Income from investments in joint ventures                                    (139,321)         (262,807)
       Net gain on sale of equipment                                                 (11,795)         (241,584)
       Rental income paid directly to lender by lessees                          (10,882,986)       (9,988,471)
       Interest expense on non-recourse financing
         paid directly by lessees                                                  3,230,104         3,227,443
       Changes in operating assets and liabilities:
         Collection of principal - non-financed receivables                        1,282,352           737,601
         Due from affiliates                                                        (134,412)        3,730,884
         Other assets, net                                                            52,291         2,157,390
         Due to affiliates                                                          (224,167)           69,161
         Deferred rental income                                                     (528,190)        1,203,404
         Security deposits and other liabilities                                     946,418           118,148
                                                                               -------------     -------------

           Total adjustments                                                       1,728,710         7,312,834
                                                                               -------------     -------------

       Net cash (used in) provided by operating activities                          (492,217)        7,526,863
                                                                               -------------     -------------

Cash flows used in investing activities:
   Investment in operating leases                                                 (3,076,564)       (4,250,000)
   Investments in unconsolidated joint ventures                                           -         (7,154,326)
   Cash held in escrow                                                                    -         13,291,696
   Distribution received from unconsolidated joint venture                           708,393           536,993
   Proceeds from sale of unguaranteed residual values                              1,806,936              -
   Distributions to minority interest in consolidated joint venture, net             (83,117)         (254,392)
   Initial direct costs paid                                                              -         (2,242,352)
   Proceeds from the sale of equipment                                               268,112         1,108,666
                                                                               -------------     -------------


       Net cash (used in) provided by investing activities                          (376,240)        1,036,285
                                                                               -------------     -------------




                                                        (continued on next page)

                             ICON Income Fund Eight B L.P.
                           (A Delaware Limited Partnership)

              Condensed Consolidated Statements of Cash Flows - Continued

                           For the Six Months Ended June 30,

                                     (unaudited)

                                                          2003            2002
                                                          ----            ----

Cash flows from financing activities:
   Minority interest contribution                          389,518          -
   Payment of notes payable - line of credit                   -       (2,500,000)
   Cash distributions to partners                       (4,018,918)    (4,071,387)
   Redemption of limited partnership units                 (81,970)           -
   Proceeds from non-recourse borrowings                        -       3,593,693
   Payment of non-recourse borrowings                     (252,905)       -
                                                       -----------   ------------

     Net cash used in financing activities              (3,964,275)    (2,977,694)
                                                       -----------   ------------

Net decrease (increase) in cash and cash equivalents    (4,832,732)     5,585,454

Cash and cash equivalents at beginning of the period     8,499,026      5,684,652
                                                       -----------   ------------

Cash and cash equivalents at end of the period         $ 3,666,294   $ 11,270,106
                                                       ===========   ============


























                                                        (continued on next page)

                           ICON Income Fund Eight B L.P.
                         (A Delaware Limited Partnership)

           Condensed Consolidated Statements of Cash Flows - Continued

Supplemental Disclosure of Cash Flow Information

     For the six months ended June 30, 2003 and 2002, non-cash activities included the following:



                                                                   2003           2002
                                                                   ----           ----


Value of equipment and receivables acquired in exchange
   for debt                                                    $ 24,211,080  $  70,495,058
Non-recourse notes payable and promissory note
   assumed in purchase of equipment and receivables             (24,211,080)   (70,495,058)
                                                               ------------  -------------

                                                               $       -     $       -
                                                               ============  =============


Principal and interest on direct finance receivables paid
  directly to lenders by lessees                               $  1,382,916  $   2,960,814

Rental income on operating lease receivables paid
  directly to lenders by lessees                                 10,882,986      9,988,471

Deferred income on operating lease receivables paid
  directly to lenders by lessees                                  2,512,174          -

Principal and interest paid directly to lenders by lessees      (14,778,076)   (12,949,285)
                                                               ------------  -------------

                                                               $       -     $      -
                                                               ============  =============


Interest paid directly to lenders by lessees
  pursuant to non-recourse financings                          $  3,230,104  $   3,227,443

Other interest paid                                                 521,789        160,949
                                                               ------------  -------------

Total interest expense                                         $  3,751,893  $   3,388,392
                                                               ============  =============











See accompanying notes to condensed consolidated financial statements.

                           ICON Income Fund Eight B L.P.
                         (A Delaware Limited Partnership)

                 Notes to Condensed Consolidated Financial Statements

                                    June 30, 2003
                                    (unaudited)

1.   Organization

     ICON Income Fund Eight B L.P. (the "Partnership") was formed on February 7, 2000 as a Delaware limited partnership with an initial capitalization of $2,000. It was primarily formed to acquire various types of equipment subject to lease with third parties. The Partnership's maximum offering was $75,000,000. The Partnership commenced business operations on its initial closing date, June 14, 2000, with the admission of limited partners representing 15,815.51 limited partnership units at the offering price of $100 per unit aggregating $1,581,551 of capital contributions. As of October 17, 2001 (the final closing date), 734,184.49 additional units had been admitted into the Partnership with aggregate gross proceeds of $73,418,449 bringing the total admission to 750,000.00 units totaling $75,000,000 in capital contributions. Through December 2002, 1,554.15 units were redeemed, bringing the outstanding units as of December 31, 2002 to 748,445.85. For the six months ended June 30, 2003, 1,119.46 units were redeemed. Total outstanding units at June 30, 2003 was 747,326.39.

     The General Partner of the Partnership is ICON Capital Corp. (the "General Partner"), a Connecticut corporation. The General Partner manages and controls the business affairs of the Partnership's equipment, leases and financing transactions under a management agreement with the Partnership.

2.   Basis of Presentation

     The condensed consolidated financial statements of the Partnership have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of results for each period shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for the interim periods are not necessarily indicative of the results for the full year. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in the Partnership's 2002 Annual Report on Form 10-K.

                           ICON Income Fund Eight B L.P.
                         (A Delaware Limited Partnership)

          Notes to Condensed Consolidated Financial Statements - Continued

                                  June 30, 2003

3.   Related Party Transactions

     Fees and expenses paid or accrued by the Partnership to the General Partner or its affiliates directly or on behalf of joint ventures in which the Partnership has an interest for the period ended June 30, 2003 and 2002 were as follows:



                                               2003             2002
                                                ----            ----

Acquisition fees                               736,766        2,242,352   Capitalized as part of investment
                                                                            in operating leases
Acquisition fees                                    -         1,231,826   Capitalized as part of
                                                                            investment in joint venture
Management fees                              1,194,583        1,134,674   Charged to operations
Administrative expense reimbursements          555,435          503,678   Charged to operations
                                          ------------    -------------

                                          $  2,486,784    $   5,112,530
                                          ============    =============



4.   Consolidated Ventures and Investments in Unconsolidated Joint Ventures

     The Partnership and affiliates formed seven ventures discussed below for the purpose of acquiring and managing various assets. The Partnership and its affiliates have identical investment objectives and participate on the same terms and conditions. The Partnership has a right of first refusal to purchase the equipment, on a pro-rata basis, if any of the affiliates desire to sell their interests in the equipment.

Consolidated Ventures

     The three ventures described below are majority owned and are consolidated with the Partnership. The Partnership's condensed consolidated financial statements include 100% of the assets and liabilities, as well as 100% of the related revenues and expenses of these ventures. The interests of ICON Cash Flow Partners L.P. Six ("L.P. Six"), ICON Cash Flow Partners L.P. Seven ("L.P. Seven") and ICON Income Fund Eight A L.P. ("Fund Eight A") and ICON Income Fund Nine, LLC ("Fund Nine") in the related ventures, have been reflected as minority interests in consolidated joint ventures on the consolidated balance sheets and condensed consolidated statements of operations.

     ICON Cheyenne LLC
     -----------------

     In December 2000, the Partnership and three affiliates, ICON Cash Flow Partners L.P. Six, L.P. Seven and Fund Eight A formed ICON Cheyenne LLC ("ICON Cheyenne") for the purpose of acquiring a portfolio of leases for an aggregate purchase price of $29,705,716, which was paid with cash of $11,401,151 and the assumption of non-recourse debt with an unaffiliated third party lender of $18,304,565. The Partnership, L.P. Seven, L.P. Six and Fund Eight A have ownership interests of 87.69%, 10.31%, 1.0% and 1.0%, respectively, in ICON Cheyenne. The outstanding debt at June 30, 2003 was $2,812,041.

                           ICON Income Fund Eight B L.P.
                         (A Delaware Limited Partnership)

          Notes to Condensed Consolidated Financial Statements - Continued

     ICON Aircraft 24846, LLC
     -----------------------

     In 2000, the Partnership and two affiliates, L.P. Seven and Fund Eight A, formed ICON Aircraft 24846 LLC ("ICON Aircraft 24846") for the purpose of acquiring an investment in a 767-300 ER aircraft leased to Scandinavian Airline Systems for a purchase price of $44,515,416, which was funded with cash of $2,241,371 and non-recourse debt of $42,274,045. The rents and the aircraft have been assigned to the unaffiliated non-recourse lender. The lease expired in March 2003, at which time the balance of the non-recourse debt outstanding was approximately $34,500,000. The General Partner is currently remarketing the aircraft, during which time, ICON Aircraft 24846 is making interest only payments on the outstanding non-recourse debt. The Partnership, L.P. Seven and Fund Eight A have ownership interests of 96.0%, 2.0% and 2.0%, respectively, in ICON Aircraft 24846. The outstanding debt at June 30, 2003 was $34,491,632.

     ICON Aircraft 47820 LLC
     -----------------------

     In 2003, the Partnership and Fund Nine formed ICON Aircraft 47820 LLC ("ICON 47820") for the purpose of acquiring an investment in a McDonnell Douglas DC10-30F aircraft leased to Federal Express through March 2007. The aircraft was acquired for a purchase price of $27,287,644, which was funded with cash of $3,076,564 and non-recourse debt of the $24,211,080. The rents and the aircraft have been assigned to the non-recourse lender. The Partnership and Fund Nine have ownership interests of 90% and 10%, respectively, in ICON 47820. The outstanding debt at June 30, 2003 was $21,564,187.

Investments in Unconsolidated Joint Ventures

     The four joint ventures described below are 50%, 49%, 5% and 15% owned by the Partnership and are accounted for under the equity method.

     ICON Aircraft 126, LLC
     ----------------------

     In early 2002, the Partnership and Fund Nine formed ICON Aircraft 126 LLC ("ICON 126") for the purpose of acquiring all of the outstanding shares of Delta Aircraft Leasing Limited ("D.A.L."), a Cayman Islands registered company, which owns, through an Owner Trust, an Airbus A340-313X aircraft which is on lease to Cathay Pacific through March 2006. The stock was acquired for $4,250,000 in cash. The aircraft owned by D.A.L. is subject to non-recourse debt provided by unaffiliated lenders. The lenders have a security interest in the aircraft and an assignment of the rentals under the lease. As of June 30, 2003, there was $65,188,372 outstanding under the non-recourse debt.

     The Partnership and Fund Nine each own a 50% interest in ICON 126. ICON 126 consolidates the financial position and results of operations of D.A.L. in its financial statements.

     The Partnership's original investment in ICON 126 was recorded at a cost of $3,242,901, inclusive of related acquisition fees of $1,117,901.

     Information as to the unaudited results of operations of ICON 126 for the six month period ending June 30, 2003 and 2002 is summarized below:

                                          Six Months Ended    Six Months Ended
                                          June 30, 2003        June 30, 2002

 Net income                               $     198,598        $      84,017
                                          =============        =============

 Partnership's share of net income        $      99,299        $      42,009
                                          =============        =============

                           ICON Income Fund Eight B L.P.
                         (A Delaware Limited Partnership)

        Notes to Condensed Consolidated Financial Statements - Continued

     ICON SPK 2023-A, LLC
     --------------------

     In early 2002, the Partnership and Fund Nine formed ICON SPK 2023-A, LLC ("ICON SPK") for the purpose of acquiring a portfolio of leases for an aggregate purchase price of $7,750,000 in cash. The leases expire on various dates from April 2003 through April 2008.

     The Partnership and Fund Nine have ownership interests of 49% and 51%, respectively. The Partnership's original investment was recorded at a cost of $3,797,500 and is adjusted for its share of earnings, losses, and distributions thereafter.

     In June 2002, the Partnership paid ICON SPK $113,925 for its pro-rata share of acquisition fees.

     Information as to the unaudited results of operations of ICON SPK for the six month period ending June 30, 2003 and 2002 is summarized below:

                                          Six Months Ended    Six Months Ended
                                           June 30, 2003       June 30, 2002

 Net income                               $      45,866        $     450,608
                                          =============        =============

 Partnership's share of net income        $      22,474        $     220,798
                                          =============        =============

 Distributions                            $   1,412,105        $        -
                                          =============        =============

 Partnership's share of distribution      $     691,931        $        -
                                          =============        =============


     ICON/Kenilworth LLC
     -------------------

     On September 30, 2002, the Partnership and Fund Nine formed ICON/Kenilworth LLC for the purpose of acquiring a natural gas-fired 25MW co-generation facility for a total purchase price of $8,410,000 in cash, with an assumed non-recourse debt of $6,918,091 consisting of a senior debt of $6,679,355 and a junior debt of $238,736. The facility is subject to a lease with Energy Factors Kenilworth, Inc., and the lease expires in July 2004. In addition, there was a total of $459,843 in acquisition fees paid to the General Partner. The outstanding debt at June 30, 2003 was $4,575,697.

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

                           ICON Income Fund Eight B L.P.
                         (A Delaware Limited Partnership)

          Notes to Condensed Consolidated Financial Statements - Continued

     Information as to the unaudited results of operations of ICON/Kenilworth LLC for the six months ending June 30, 2003 is summarized below:

                                         Six Months Ended
                                           June 30, 2003

   Net income                             $     393,709
                                          =============

   Partnership's share of net income      $      19,685
                                          =============

   Distributions                          $     329,244
                                          =============

   Partnership's share of distribution    $      16,462
                                          =============


     ICON Aircraft 46835, LLC
     ------------------------

     In 2002, the Partnership and Fund Nine formed ICON Aircraft 46835, LLC ("ICON 46835") for the purpose of acquiring an investment in a McDonnell Douglas DC10-30F aircraft leased to Federal Express through March 2007. The aircraft was acquired for a purchase price of $25,291,593, which was funded with cash of $3,000,000 and non-recourse debt of $22,291,593. The rents and the aircraft have been assigned to the non-recourse lender. The lease is scheduled to expire in March 2007, at which time the balance of the non-recourse debt outstanding is scheduled to be approximately $2,708,000. In addition, there was a total of $758,748 in acquisition fees paid to the General Partner of which the Partnership's share was $113,812. The outstanding debt at June 30, 2003 was $20,018,802.

     The Partnership and Fund Nine have ownership interests of 15% and 85%, respectively. The Partnership's original investment was recorded at a cost of $450,000 inclusive of related acquisition fees of $113,812 and is adjusted for its share of earnings, losses, and distributions thereafter.

     Information as to the unaudited results of operations of ICON 46835 as of and for the six months ending June 30, 2003 is summarized below:

                                        Six Months Ended
                                          June 30, 2003

 Net loss                                 $    (14,248)
                                          ============

 Partnership's share of net loss          $     (2,137)
                                          ============


5.   Investment In Wholly-Owned Subsidiary

     In early 2002, the Partnership formed ICON Aircraft 123, LLC ("ICON 123") as a wholly owned subsidiary for the purpose of acquiring all of the outstanding shares of Alpha Aircraft Leasing Limited ("A.A.L."), a Cayman Islands registered company, which owns, through an Owner Trust, an Airbus A340-313X aircraft which is on lease to Cathay Pacific through March 2006. The stock was acquired in the first quarter of 2002 for $4,250,000 in cash. The aircraft owned by A.A.L. is subject to non-recourse debt provided by unaffiliated lenders. The lenders have

                           ICON Income Fund Eight B L.P.
                         (A Delaware Limited Partnership)

        Notes to Condensed Consolidated Financial Statements - Continued

a security interest in the aircraft and an assignment of the rentals under the lease. The fair value of the aircraft was approximately $75 million at the date of acquisition and the principal balance of the debt was approximately $70.5 million at such date. ICON 123 consolidates the financial position and results of operations of A.A.L. in its financial statements. The assets and liabilities and results of operations of ICON 123 are consolidated in the Partnership's condensed consolidated financial statements. Outstanding debt as of June 30, 2003 was $65,278,140.

6.   Contingencies

(a)  Kmart

     Kmart, Inc., ("Kmart") with whom the Partnership has five finance leases, filed for Chapter 11 bankruptcy protection in January 2002. The Partnership's finance leases with Kmart were acquired during 2001 for $18,234,262, comprised of a total cash investment of $681,720 and the assumption of $17,552,542 of non-recourse debt. Through August 1, 2003, Kmart has made all scheduled rental payments. The bankruptcy court has not ruled on the affirmation of the leases as of the date of this report. Management has deemed an allowance for doubtful accounts unnecessary at June 30, 2003.

(b)  Regus

     Regus Business Center Corp. ("Regus"), with whom the Partnership has an equipment lease, filed for Chapter 11 bankruptcy protection on January 14, 2003. The Partnership's finance leases with Regus were acquired in July 2000 for $5,303,089. Regus did not pay rent in January or February, 2003. The
Partnership, has negotiated new lease terms with Regus and restructured the lease effective March 15, 2003 whereby the lease, originally scheduled to expire on July 31, 2004 has been extended to expire March 2007 at a new reduced rental rate. As of December 31, 2002 the contractual rent receivable under the Regus lease was $2,734,738. Giving effect to the lease restructuring, the contractual rent receivable under the Regus lease as of June 30, 2003 was $3,058,739 net of payments received. Management has determined that an allowance for doubtful accounts is unnecessary at this time.

                           ICON Income Fund Eight B L.P.
                         (A Delaware Limited Partnership)

                                  June 30, 2003

Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations for the Three Months Ended June 30, 2003 and 2002

     Revenues for the three months ended June 30, 2003 (the "2003 Quarter") were $6,170,231 representing a decrease of $555,371 from the three months ended June 30, 2002 (the "2002 Quarter"). The decrease in revenue resulted from decreases in rental income of $242,722, finance income of $190,634, a decrease in net gain on sale of equipment of $129,008 and a decrease in interest income and other of $15,362. The decrease in revenues was partially offset by income from investment in joint venture of $22,355. During the 2003 Quarter the Partnership sold equipment from the ICON Cheyenne, LLC ("ICON Cheyenne") portfolio for total proceeds of $173,804.

     Rental income decreased due to a decrease in the average size of the Partnership's portfolio, due to leases in the portfolio maturing subsequent to the 2002 Quarter and the related equipment being sold. The decrease in finance income resulted from the continued collection of minimum lease rentals reducing the investment balance outstanding on which such revenues are based.

     Expenses for the 2003 Quarter were $7,866,356 representing an increase of $830,466 over the 2002 Quarter. Depreciation expense increased by $1,001,144, due to the additional investments in operating leases made subsequent to the 2002 Quarter. General and administrative expenses increased $163,878 due to the additional investments in operating leases made subsequent to the 2002 Quarter. The increase in expenses was partially offset by decreases in interest expense of $118,005 due to a decrease in the average debt outstanding from 2002 to 2003, primarily in the Cheyenne portfolio and the Partnership's investment in finance leases. Management fees - General Partner decreased by $107,419 and administrative expense reimbursements - General Partner decreased by $12,150. The decrease in management fees - General Partner and administrative expense reimbursements - General Partner was consistent with decreases in rentals (including operating leases, finances leases and through joint ventures) on which such fees are based. Minority interest in consolidated joint ventures decreased by $87,185 and amortization of initial direct costs decreased by $9,797.

     Net loss for the three months ended June 30, 2003 and 2002 was $1,696,125 and $310,288, respectively. The net loss per weighted average limited partnership unit outstanding was $2.25 and $.41 for 2003 and 2002, respectively.

                           ICON Income Fund Eight B L.P.
                         (A Delaware Limited Partnership)

                                  June 30, 2003

Results of Operations for the Six Months Ended June 30, 2003 and 2002

     Revenues for the six months ended June 30, 2003 (the "2003 Period") were $12,505,231 representing a decrease of $303,342 from the Period ended June 30, 2002 (the "2002 Period"). The decrease in revenue resulted from decreases in finance income of $366,243, income from investment in joint venture of $123,486, interest income and other of $11,838 and a decrease in net gain on sale of equipment of $229,789. The decreases in revenues were partially offset by an increase in rental income of $428,014. During the 2003 Period, the Partnership sold equipment from the ICON Cheyenne portfolio for total proceeds of $268,112.

     The decrease in finance income resulted from the continued collection of minimum lease rentals reducing the investment balance outstanding on which such revenues are based. Rental income increased due to the additional investments in operating leases made subsequent to the 2002 Period.

     Expenses for the 2003 Period were $14,726,158 representing an increase of $2,136,614 over the 2002 Period. Depreciation expense increased by $1,638,952, interest expense increased by $363,501 and general administrative expenses increased by $208,548 due to the additional investments in operating leases made subsequent to the 2002 Period. Management fees - General Partner increased by $59,909 and administrative expense reimbursements - General Partner increased by $51,757 in the 2003 Period as compared to the 2002 Period. The increase in management fees was consistent with increases in rentals (including operating leases, finance leases and through joint ventures) on which such fees are based. The increase in administrative expense reimbursements - General Partner was consistent with the increase in operating activities of the Partnership. Minority interest expense decreased by $164,101 and amortization of initial direct costs decreased by $26,952.

     Net (loss) income for the six months ended June 30, 2003 and 2002 was $(2,220,927) and $214,029, respectively. The net (loss) income per weighted average limited partnership unit outstanding was $(2.94) and $.28 for 2003 and 2002, respectively.

Liquidity and Capital Resources

     The Partnership's primary sources of funds for the six months ended June 30, 2003 was proceeds from the sale of unguaranteed residual value of $1,806,936 and distributions received from unconsolidated joint venture of $708,393.

     Such funds were utilized for investments in leases and joint ventures, with related costs aggregating $3,076,564, (including initial direct costs (acquisition fees) of $736,766), and cash to make cash distributions to partners of $4,018,918. As cash is realized from operations and with proceeds from additional borrowings, the Partnership will continue to invest in equipment leases and financings where it deems it to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations.

     During the quarter ended June 30, 2002, the Partnership entered into a $17,500,000 joint and several line of credit agreement dated as of May 30, 2002 shared with L.P. Seven and Fund Eight A (the "Initial Funds"), with Comerica Bank as lender. Under the terms of the agreement, the Partnership may borrow at a rate equal to the Comerica Bank base rate plus 1% (together, 5.00% at June 30, 2003) and all borrowings are to be jointly and severally collateralized by the present values of rents receivable and equipment owned by all of the Initial Funds sharing in the joint line of credit. On December 12, 2002, the agreement was amended to admit ICON Income Fund Nine, LLC, collectively along with the Initial Funds (the "Funds"), as a borrower sharing the $17,500,000 joint line of

                           ICON Income Fund Eight B L.P.
                         (A Delaware Limited Partnership)
                                    June 30, 2003

credit agreement. The Funds have entered into a Contribution Agreement, dated as of May 30, 2002, as amended December 12, 2002, pursuant to which the Funds have agreed to restrictions on the amount and the terms of their respective borrowings under the line of credit in order to minimize the risk that a Fund would not be able to repay its allocable portion of the outstanding revolving loan obligation at any time, including restrictions on any Fund borrowing in excess of the lesser of (A) an amount each Fund could reasonably expect to repay in one year out of its projected free cash flow, or (B) the greater of (i) the Borrowing Base (as defined in the line of credit agreement) as applied to such Fund, and (ii) 50% of the net worth of such Fund. The Contribution Agreement provides that, in the event a Fund pays an amount under the agreement in excess of its allocable share of the obligation under the agreement whether by reason of an Event of Default or otherwise, the other Funds will immediately make a contribution payment to such Fund in such amount that the aggregate amount paid by each Fund reflects its allocable share of the aggregate obligations under the agreement. The Funds' obligations to each other under the Contribution Agreement are collateralized by a subordinate lien on the assets of each participating Fund. The line of credit which had expired on May 31, 2003 is in the process of being extended for twelve additional months. The Partnership violated a financial covenant at December 31, 2002 creating an Event of Default. The bank granted a waiver to the Partnership with respect to this Event of Default. As of June 30, 2003, there were no borrowings by the Partnership under the line. Aggregate borrowing by all Funds under the line of credit agreement aggregated $10,199,186 on June 30, 2003.

     Cash distributions to limited partners for the 2003 Period and 2002 Period, which were paid monthly, totaled $3,978,689 and $4,030,674, respectively.

     Kmart, Inc., with whom the Partnership has five finance leases, filed bankruptcy in January 2002. The Partnership's finance leases with Kmart were acquired during 2001 for prices aggregating $18,234,262, comprised of a cash investment of $681,720 and the assumption of $17,552,542 of non-recourse debt. Through August 1, 2003, Kmart has made all scheduled rental payments. The bankruptcy court has not ruled on the affirmation of the leases as of the date of this report.

     Regus Business Center Corp. ("Regus"), with whom the Partnership has an equipment lease, filed for Chapter 11 bankruptcy protection on January 14, 2003. The Partnership's finance leases with Regus were acquired in July 2000 for $5,303,089. Regus did not pay rent in January or February, 2003. The
Partnership, has negotiated new lease terms with Regus and restructured the lease effective March 15, 2003 whereby the lease, originally scheduled to expire on July 31, 2004 has been extended to expire March 2007 but at a new reduced rental rate. As of December 31, 2002 the contractual rent receivable under the Regus lease was $2,734,738. Giving effect to the lease restructuring, the contractual rent receivable under the Regus lease as of June 30, 2003 was $3,058,739, net of payments received.

     As of June 30, 2003, except as noted above, there were no known trends or demands, commitments, events or uncertainties which are likely to have any material effect on liquidity. As cash is realized from operations, sales of equipment and borrowings, the Partnership will invest in equipment leases and financings where it deems to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations.

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

                                  June 30, 2003

     The Partnership manages its interest rate risk by obtaining fixed rate debt. The fixed rate debt service obligation streams are generally matched by fixed rate lease receivable streams generated by the Partnership's lease investments.

     The Partnership may borrow funds under a floating rate line of credit and therefore may be exposed to interest rate risk until the floating rate line of credit is repaid. The Partnership had no borrowings outstanding under the floating rate line of credit as of June 30, 2003.

     The Partnership manages its exposure to equipment and residual risk by monitoring the market and maximizing re-marketing proceeds received through re-lease or sale of equipment.

Item 4.   Controls and Procedures

     Beaufort J.B. Clarke and Thomas W. Martin, the Principal Executive and Principal Financial Officers, respectively, of ICON Capital Corp. ("ICC"), the General Partner of the Partnership, have evaluated the disclosure controls and procedures of the Partnership as of the quarter ended June 30, 2003. As used herein, the term "disclosure controls and procedures" has the meaning given to the term by Rule 13a-14 under the Securities Exchange Act of 1934, as amended ("Exchange Act"), and includes the controls and other procedures of the Partnership that are designed to ensure that information required to be disclosed by the Partnership in the reports that it files with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. As part of their evaluation, Messrs. Clarke and Martin conferred with the finance and accounting staff of ICC and the finance and accounting staff of ICON Holdings Corp., the parent of ICC. Based upon their evaluation, Messrs. Clarke and Martin have concluded that the Partnership's disclosure controls and procedures provide reasonable assurance that the information required to be disclosed by the Partnership in this report is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms applicable to the preparation of this report.

     There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls subsequent to the evaluation described above conducted by ICC's principal executive and financial officers.

                           ICON Income Fund Eight B L.P.
                         (A Delaware Limited Partnership

PART II - OTHER INFORMATION
---------------------------

Item 1 - Legal Proceedings
--------------------------

The Partnership, from time-to-time, in the ordinary course of business, commences legal actions when necessary to protect or enforce the rights of the Partnership. We are not a defendant party to any litigation and are not aware of any pending or threatened litigation against the Partnership.

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  Exhibits

     99.1 Certification of Chairman and Chief Executive Officer

     99.2 Certification of Executive Vice President and Principal Financial and Accounting Officer.

     99.3 Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. (Section)1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.4 Certification of Executive Vice President and Principal Financial and Accounting Officer pursuant to 18 U.S.C. (Section)1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

                              ICON Income Fund Eight B L.P.
                              File No. 333-37504(Registrant)
                              By its General Partner,
                              ICON Capital Corp.



       August 13, 2003        /s/ Thomas W. Martin
     -------------------      --------------------------------------------------
            Date              Thomas W. Martin
                              Executive Vice President
                              (Principal financial and accounting officer of the
                              General Partner of the Registrant)

                               Certifications - 10-Q

EXHIBIT 99.1

I, Beaufort J.B. Clarke, certify that:

1.   I have reviewed this quarterly report of ICON Income Fund Eight B L.P.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated:  August 13, 2003

/s/ Beaufort J.B. Clarke
-----------------------------
Beaufort J. B. Clarke
Chairman and Chief Executive Officer
ICON Capital Corp.
General Partner of ICON Income Fund Eight B L.P.

                             Certifications - 10-Q

EXHIBIT 99.2

I, Thomas W. Martin, certify that:

1.   I have reviewed this quarterly report of ICON Income Fund Eight B L.P.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

          (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated:  August 13, 2003

/s/ Thomas W. Martin
----------------------------------------
Thomas W. Martin
Executive Vice President
(Principal Financial and Accounting Officer
of the General Partner of the Registrant)

                           ICON Income Fund Eight B L.P.
                         (A Delaware Limited Partnership)

                                   June 30, 2003

EXHIBIT 99.3

     I, Beaufort J.B. Clarke, Chairman and Chief Executive Officer of ICON Capital Corp, the sole General Partner of ICON Income Fund Eight B L.P., certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) the Quarterly Report on Form 10-Q for the period ended June 30, 2003 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C.
78m) and

     (2) information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of ICON Income Fund Eight B L.P.

Dated:  August 13, 2003



                           /s/ Beaufort J.B. Clarke
                           ------------------------------------------------
                           Beaufort J.B. Clarke
                           Chairman and Chief Executive Officer
                           ICON Capital Corp.
                           General Partner of ICON Income Fund Eight B L.P.

                           ICON Income Fund Eight B L.P.
                         (A Delaware Limited Partnership)
                                      June 30, 2003

EXHIBIT 99.4

     I, Thomas W. Martin, Executive Vice President (Principal Financial and Accounting Officer) of ICON Capital Corp, the sole General Partner of ICON Income Fund Eight B L.P., certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Quarterly Report on Form 10-Q for the period ended June 30, 2003 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and

(2) information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of ICON Income Fund Eight B L.P.

Dated:  August 13, 2003



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