Form 10-Q
period 2003-09-30
ICON INCOME FUND EIGHT B LP
filed 2003-11-14
CIK 1121716

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



     [x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended                September 30, 2003
                              --------------------------------------------------

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

PART I - FINANCIAL INFORMATION
------------------------------
Item 1.  Financial Statements


                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                      Condensed Consolidated Balance Sheets


                                                   September 30,    December 31,
                                                       2003             2002
                                                       ----             ----
                                                    (unaudited)

         Assets
         ------

Cash and cash equivalents                        $   2,150,519    $   8,499,026
                                                 -------------    -------------

Investment in finance leases
   Minimum rents receivable                         19,183,209       24,504,820
   Estimated unguaranteed residual values            2,194,842        2,711,893
   Initial direct costs, net                           275,834          457,189
   Unearned income                                  (2,586,490)      (3,824,928)
                                                 -------------    -------------
                                                    19,067,395       23,848,974
                                                 -------------    -------------

Investment in operating leases
   Equipment, at cost                              193,034,566      166,325,943
   Accumulated depreciation and amortization       (35,433,057)     (23,591,192)
                                                 -------------    -------------
                                                   157,601,509      142,734,751
                                                 -------------    -------------

Equipment held for sale or lease, net                  611,669        1,211,669
                                                 -------------    -------------

Investment in unconsolidated joint ventures          6,506,152        7,290,793
Due from affiliates                                    304,080            3,532
Investment in unguaranteed residual values             460,297        2,342,589
Investment in option                                 2,100,000        2,100,000
Other assets, net                                    1,240,891        1,377,413
                                                 -------------    -------------

Total assets                                     $ 190,042,512    $ 189,408,747
                                                 =============    =============












                                                        (continued on next page)

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                Condensed Consolidated Balance Sheets - Continued




                                                                        September 30,      December 31,
                                                                           2003              2002
                                                                           ----              ----
                                                                        (unaudited)

         Liabilities and Partners' Equity
         --------------------------------

Notes payable - non-recourse                                           $ 139,994,064     $ 133,231,339
Note payable - recourse                                                      400,000           400,000
Due to affiliates                                                            217,207           224,167
Deferred rental income                                                     3,375,223           534,840
Security deposits and other liabilities                                    1,872,129           863,059
Minority interests in consolidated joint ventures                          1,575,569         1,334,947
                                                                       -------------     -------------

      Total liabilities                                                  147,434,192       136,588,352
                                                                       -------------     -------------

Commitment and Contingencies

Partners' equity (deficit)
   General Partner                                                          (226,482)         (125,713)
   Limited Partners (746,526.39 and 748,445.85 units outstanding,
      $100 per unit original issue price)                                 42,834,802        52,946,108
                                                                       -------------     -------------
   Total partners' equity                                                 42,608,320        52,820,395
                                                                       -------------     -------------
Total liabilities and partners' equity                                 $ 190,042,512     $ 189,408,747
                                                                       =============     =============






















See accompanying notes to condensed consolidated financial statements.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                 Condensed Consolidated Statements of Operations

                                                      (unaudited)



                                                           Three Months                       Nine Months
                                                        Ended September 30,               Ended September 30,
                                                      2003             2002              2003            2002
                                                      ----             ----              ----            ----
Revenues

   Rental income                                $   5,457,298     $   5,634,449    $  16,703,527     $  16,452,664
   Finance income                                     498,738           665,077        1,590,795         2,123,377
   Net gain on sale of equipment                       10,033           166,306           21,828           407,890
   Income from investments in
     unconsolidated joint ventures                    107,035            48,190          246,356           310,997
   Interest income and other                            3,628            13,821           19,457            41,488
                                                -------------     -------------     ------------      ------------

   Total revenues                                   6,076,732         6,527,843       18,581,963        19,336,416
                                                -------------     -------------     ------------      ------------

Expenses

   Depreciation                                     4,697,297         3,686,757       13,313,166        10,663,674
   Interest                                         1,881,472         1,988,314        5,633,365         5,376,706
   Management fees - General Partner                  503,790           532,732        1,698,373         1,667,406
   Administrative expense
     reimbursements - General Partner                 229,672           244,209          785,107           747,887
   General and administrative                       1,123,846           115,022        1,631,431           414,059
   Amortization of initial direct costs                56,989            70,410          181,354           221,727
   Minority interest in consolidated
      joint ventures                                  (88,004)           36,852         (111,576)          177,381
                                                -------------     -------------    -------------     -------------

   Total expenses                                   8,405,062         6,674,296       23,131,220        19,268,840
                                                -------------     -------------    -------------     -------------

Net (loss) income                               $  (2,328,330)    $    (146,453)   $  (4,549,257)    $      67,576
                                                -------------     -------------    --------------    -------------

Net (loss) income allocable to:
    Limited Partners                            $  (2,305,047)    $    (144,988)   $  (4,503,764)    $      66,900
    General Partner                                   (23,283)           (1,465)         (45,493)              676
                                                -------------     -------------    -------------     -------------

                                                $  (2,328,330)    $    (146,453)   $  (4,549,257)    $      67,576
                                                =============     =============    =============     =============

Weighted average number of limited
   partnership units outstanding                      746,526           749,496          747,525           749,765
                                                =============     =============    =============     =============

Net (loss) income per weighted average
   limited partnership unit                     $      (3.09)     $       (0.19)   $      (6.03)     $        0.09
                                                ============      =============    ============      =============



See accompanying notes to condensed consolidated financial statements.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

         Condensed Consolidated Statement of Changes in Partners' Equity

                      Nine Months Ended September 30, 2003
                                   (unaudited)

                                   Limited Partner Distributions
                                   -----------------------------


                                      Return of    Investment           Limited        General
                                       Capital       Income            Partners        Partner              Total
                                       -------       ------            --------        -------              -----
                                   (Per weighted average unit)

Balance at
   January 1, 2003                                               $      52,946,108  $   (125,713)    $     52,820,395

Cash distributions to partners        $  7.32       $   -               (5,472,294)      (55,276)          (5,527,570)

Limited partnership units
  redeemed (1,919.46 units)                                               (135,248)       -                  (135,248)

Net loss                                                                (4,503,764)      (45,493)          (4,549,257)
                                                                  ----------------   -----------     ----------------

Balance at
   September 30, 2003                                            $      42,834,802   $  (226,482)    $     42,608,320
                                                                 =================   ===========     ================


























See accompanying notes to condensed consolidated financial statements.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                 Condensed Consolidated Statements of Cash Flows

                         Nine Months Ended September 30,

                                   (unaudited)



                                                                                2003             2002
                                                                                ----             ----

Cash flows from operating activities:
   Net (loss) income                                                       $  (4,549,257)    $      67,576
                                                                           -------------     -------------
   Adjustments to reconcile net (loss) income to
     net cash (used in) provided by operating activities:
       Finance income paid directly to lenders by lessees                       (841,707)       (1,037,322)
       Depreciation                                                           13,313,166        10,663,674
       Amortization of initial direct costs                                      181,354           221,727
       Minority interest in consolidated joint venture                          (111,576)          177,381
       Income from investments in joint ventures                                (246,356)         (310,997)
       Net gain on sale of equipment                                             (21,828)         (407,890)
       Rental income paid directly to lender by lessees                      (16,158,540)      (13,952,222)
       Interest expense on non-recourse financing
         paid directly to lender by lessees                                    4,707,878         4,973,860
       Changes in operating assets and liabilities:
         Collection of principal - non-financed receivables                    2,068,755         1,066,645
         Due from affiliates                                                    (300,548)        3,652,740
         Other assets, net                                                       136,522         1,706,692
         Due to affiliates                                                        (6,960)          466,654
         Deferred rental income                                                 (353,779)          835,884
         Security deposits and other liabilities                               1,009,070          (241,985)
                                                                           -------------     -------------

           Total adjustments                                                   3,375,451         7,814,841
                                                                           -------------     -------------

       Net cash (used in) provided by operating activities                    (1,173,806)        7,882,417
                                                                           -------------     -------------

Cash flows used in investing activities:
   Cash investment in operating leases                                         (3,076,564)      (4,250,000)
   Investments in unconsolidated joint ventures                                  -              (7,610,259)
   Receipt of cash held in escrow                                                -              13,723,196
   Distributions received from unconsolidated joint ventures                   1,030,997           921,655
   Proceeds from sale of unguaranteed residual values                          1,882,292            63,539
   Initial direct costs paid                                                     -              (2,242,352)
   Proceeds from the sale of equipment                                           681,899         2,174,602
                                                                            ------------     -------------

       Net cash provided by investing activities                                 518,624         2,413,378
                                                                            ------------     -------------



                                                        (continued on next page)

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

           Condensed Consolidated Statements of Cash Flows - Continued

                         Nine Months Ended September 30,

                                   (unaudited)



                                                                 2003             2002
                                                                 ----             ----

Cash flows from financing activities:
   Minority interest contribution, net                            352,198         (367,003)
   Proceeds from non-recourse borrowings                           -              3,593,693
   Cash distributions to partners                              (5,527,570)       (6,106,933)
   Redemption of limited partnership units                       (135,248)         (115,103)
   Repayment of non-recourse borrowings                          (382,705)           -
   Repayment of recourse borrowings
                                                                   -             (2,500,000)
                                                            -------------     -------------

     Net cash used in financing activities                     (5,693,325)       (5,128,343)
                                                            -------------     -------------

Net (decrease) increase in cash and cash equivalents           (6,348,507)        5,167,452

Cash and cash equivalents at beginning of the period            8,499,026         5,684,652
                                                            -------------     -------------

Cash and cash equivalents at end of the period              $   2,150,519     $  10,852,104
                                                            =============     =============
























                                                        (continued on next page)

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

           Condensed Consolidated Statements of Cash Flows - Continued

Supplemental Disclosure of Cash Flow Information
------------------------------------------------

     For the nine months ended September 30, 2003 and 2002, non-cash activities included the following:





                                                                          2003             2002
                                                                          ----             ----

Value of equipment and receivables acquired in exchange
   for debt                                                         $    24,211,080  $     70,495,058
Non-recourse notes payable and promissory note
   assumed in purchase of equipment and receivables                     (24,211,080)      (70,495,058)
                                                                    ---------------  ----------------

                                                                    $      -          $       -
                                                                    ===============  ================

Principal and interest on direct finance receivables paid
  directly to lenders by lessees                                    $     2,420,526  $      4,586,720

Rental income on operating lease receivables paid
  directly to lenders by lessees                                         16,158,540        13,952,222

Deferred income on operating lease receivables paid
  directly to lenders by lessees                                          3,194,162          -

Principal and interest paid directly to lenders by lessees              (21,773,228)      (18,538,942)
                                                                    ---------------  ----------------

                                                                    $      -         $       -
                                                                    ===============  ================


Interest paid directly to lenders by lessees
  pursuant to non-recourse financings                               $     4,707,878  $      4,973,860

Other interest paid                                                         925,487           402,846
                                                                    ---------------  ----------------

Total interest expense                                              $     5,633,365  $      5,376,706
                                                                    ===============  ================










See accompanying notes to condensed consolidated financial statements.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

              Notes to Condensed Consolidated Financial Statements

                               September 30, 2003
                                   (unaudited)


1.   Basis of Presentation

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

2.   Organization

     ICON Income Fund Eight B L.P. (the "Partnership") was formed on February 7, 2000 as a Delaware limited partnership with an initial capitalization of $2,000. It was primarily formed to acquire various types of equipment subject to lease with third parties. The Partnership's maximum offering was $75,000,000. The Partnership commenced business operations on its initial closing date, June 14, 2000, with the admission of limited partners representing 15,815.51 limited partnership units at the offering price of $100 per unit aggregating $1,581,551 of capital contributions. As of October 17, 2001 (the final closing date), 734,184.49 additional units had been admitted into the Partnership with aggregate gross proceeds of $73,418,449 bringing the total admission to 750,000.00 units totaling $75,000,000 in capital contributions. Through September 30, 2002 3,473.61 units have been redeemed, bringing the outstanding units as of September 30, 2003 to 746,526.39. For the nine months ended September 30, 2003, 1,919.46 units were redeemed.

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

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

        Notes to Condensed Consolidated Financial Statements - Continued

3. Related Party Transactions

     Fees and expenses paid or accrued by the Partnership to the General Partner or its affiliates directly or on behalf of joint ventures in which the Partnership has an interest for the period ended September 30, 2003 and 2002 were as follows:

                                              2003              2002
                                              ----              ----

Acquisition fees                               736,766        2,242,352   Capitalized as part of investment
                                                                            in operating leases
Acquisition fees                               -              1,256,259   Capitalized as part of
                                                                            investment in joint venture
Management fees                              1,698,373        1,667,406   Charged to operations
Administrative expense reimbursements          785,107          747,887   Charged to operations
                                         -------------   --------------

                                         $   3,220,246   $    5,913,904
                                         =============   ==============


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

Consolidated Ventures

     The three ventures described below are majority owned and are consolidated with the Partnership. The Partnership's condensed consolidated financial statements include 100% of the assets and liabilities, as well as 100% of the related revenues and expenses of these ventures. The interests of ICON Cash Flow Partners L.P. Six ("L.P. Six"), ICON Cash Flow Partners L.P. Seven ("L.P. Seven") and ICON Income Fund Eight A L.P. ("Fund Eight A") and ICON Income Fund Nine, LLC ("Fund Nine") in the related ventures, have been reflected as minority interests in consolidated joint ventures on the condensed consolidated balance sheets and condensed consolidated statements of operations.

     ICON Cheyenne LLC
     -----------------

     In December 2000, the Partnership and three affiliates, ICON Cash Flow Partners L.P. Six, L.P. Seven and Fund Eight A formed ICON Cheyenne LLC ("ICON Cheyenne") for the purpose of acquiring a portfolio of leases for an aggregate purchase price of $29,705,716, which was paid with cash of $11,401,151 and the assumption of non-recourse debt with an unaffiliated third party lender of $18,304,565. The Partnership, L.P. Seven, L.P. Six and Fund Eight A have ownership interests of 87.69%, 10.31%, 1.0% and 1.0%, respectively, in ICON Cheyenne. The outstanding debt at September 30, 2003 was $2,007,229.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

        Notes to Condensed Consolidated Financial Statements - Continued

     ICON Aircraft 24846, LLC
     ------------------------

     In 2000, the Partnership and two affiliates, L.P. Seven and Fund Eight A, formed ICON Aircraft 24846 LLC ("ICON Aircraft 24846") for the purpose of acquiring an investment in a 767-300 ER aircraft leased to Scandinavian Airline Systems for a purchase price of $44,515,416, which was funded with cash of $2,241,371 and non-recourse debt of $42,274,045. The rents and the aircraft have been assigned to the unaffiliated non-recourse lender. The lease expired in March 2003, at which time the balance of the non-recourse debt outstanding was approximately $34,500,000. The General Partner is currently remarketing the aircraft, during which time, ICON Aircraft 24846 is making interest only payments on the outstanding non-recourse debt. The Partnership, L.P. Seven and Fund Eight A have ownership interests of 96.0%, 2.0% and 2.0%, respectively, in ICON Aircraft 24846. The outstanding debt at September 30, 2003 was $34,491,632.

     ICON Aircraft 47820 LLC
     -----------------------

     In 2003, the Partnership and Fund Nine formed ICON Aircraft 47820 LLC ("ICON 47820") for the purpose of acquiring an investment in a McDonnell Douglas DC10-30F aircraft leased to Federal Express through March 2007. The aircraft was acquired for a purchase price of $27,287,644, which was funded with cash of $3,076,564 and non-recourse debt of $24,211,080. The rents and the aircraft have been assigned to the non-recourse lender. The Partnership and Fund Nine have ownership interests of 90% and 10%, respectively, in ICON 47820. The outstanding debt at September 30, 2003 was $18,862,363.

Investments in Unconsolidated Joint Ventures

     The four joint ventures described below are 50%, 49%, 5% and 15% owned by the Partnership and are accounted for under the equity method.

     ICON Aircraft 126, LLC
     ----------------------

     In early 2002, the Partnership and Fund Nine formed ICON Aircraft 126 LLC ("ICON 126") for the purpose of acquiring all of the outstanding shares of Delta Aircraft Leasing Limited ("D.A.L."), a Cayman Islands registered company, which owns, through an Owner Trust, an Airbus A340-313X aircraft which is on lease to Cathay Pacific through March 2006. The stock was acquired for $4,250,000 in cash. The aircraft owned by D.A.L. is subject to non-recourse debt provided by unaffiliated lenders. The lenders have a security interest in the aircraft and an assignment of the rentals under the lease. As of September 30, 2003, there was $64,427,624 outstanding under the non-recourse debt.

     The Partnership and Fund Nine each own a 50% interest in ICON 126. ICON 126 consolidates the financial position and results of operations of D.A.L. in its financial statements.

     The Partnership's original investment in ICON 126 was recorded at a cost of $3,242,901, inclusive of related acquisition fees of $1,117,901.

     Information as to the unaudited results of operations of ICON 126 for the nine month periods ending September 30, 2003 and 2002 is summarized below:

                                        Nine Months Ended    Nine Months Ended
                                        September 30, 2003   September 30, 2002
                                        ------------------   ------------------

Net income                                  $ 290,362            $ 154,196
                                            =========            =========

Partnership's share of net income           $ 145,181            $  77,098
                                            =========            =========

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

        Notes to Condensed Consolidated Financial Statements - Continued

     ICON SPK 2023-A, LLC
     --------------------

     In early 2002, the Partnership and Fund Nine formed ICON SPK 2023-A, LLC ("ICON SPK") for the purpose of acquiring a portfolio of leases for an aggregate purchase price of $7,750,000 in cash. The leases expire on various dates through April 2008.

     The Partnership and Fund Nine have ownership interests of 49% and 51%, respectively. The Partnership's original investment was recorded at a cost of $3,797,500 and is adjusted for its share of earnings, losses, and distributions thereafter.

     In June 2002, the Partnership paid ICON SPK $113,925 for its pro-rata share of acquisition fees.

     Information as to the unaudited results of operations of ICON SPK for the nine month periods ending September 30, 2003 and 2002 is summarized below:

                                      Nine Months Ended       Nine Months Ended
                                      September 30, 2003     September 30, 2002
                                      ------------------     ------------------

Net income                              $     145,033           $     477,345
                                        =============           =============

Partnership's share of net income       $      71,066           $     233,899
                                        =============           =============

Distributions                           $   2,059,280           $   1,880,929
                                        =============           =============

Partnership's share of distribution     $   1,009,047           $     921,655
                                        =============           =============

     ICON/Kenilworth LLC
     -------------------

     On September 30, 2002, the Partnership and Fund Nine formed ICON/Kenilworth LLC for the purpose of acquiring a natural gas-fired 25MW co-generation facility for a total purchase price of $8,410,000 in cash, with an assumed non-recourse debt of $6,918,091 consisting of a senior debt of $6,679,355 and a junior debt of $238,736. The facility is subject to a lease with Energy Factors Kenilworth, Inc., and the lease expires in July 2004. In addition, there was a total of $459,843 in acquisition fees paid to the General Partner. The outstanding debt at September 30, 2003 was $3,757,037.

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

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

        Notes to Condensed Consolidated Financial Statements - Continued

     Information as to the unaudited results of operations of ICON/Kenilworth LLC for the nine months ending September 30, 2003 is summarized below:

                                           Nine Months Ended
                                          September 30, 2003
                                          ==================

Net income                                   $   615,300
                                             ===========

Partnership's share of net income            $    30,765
                                             ===========

Distributions                                $   439,000
                                             ===========

Partnership's share of distribution          $    21,950
                                             ===========


     ICON Aircraft 46835, LLC
     ------------------------

     In December 2002, the Partnership and Fund Nine formed ICON Aircraft 46835, LLC ("ICON 46835") for the purpose of acquiring an investment in a McDonnell Douglas DC10-30F aircraft leased to Federal Express through March 2007. The aircraft was acquired for a purchase price of $25,291,593, which was funded with cash of $3,000,000 and non-recourse debt of $22,291,593. The rents and the aircraft have been assigned to the non-recourse lender. The lease is scheduled to expire in March 2007, at which time the balance of the non-recourse debt outstanding is scheduled to be approximately $2,708,000. In addition, there was a total of $758,748 in acquisition fees paid to the General Partner of which the Partnership's share was $113,812. The outstanding debt at September 30, 2003 was $17,510,878.

     The Partnership and Fund Nine have ownership interests of 15% and 85%, respectively. The Partnership's original investment was recorded at a cost of $450,000 inclusive of related acquisition fees of $113,812 and is adjusted for its share of earnings, losses, and distributions thereafter.

     Information as to the unaudited results of operations of ICON 46835 for the nine months ending September 30, 2003 is summarized below:

                                      Nine Months Ended
                                      September 30, 2003
                                      ------------------

Net loss                                 $    (4,373)
                                         ===========

Partnership's share of net loss          $      (656)
                                         ===========


5.   Investment In Wholly-Owned Subsidiary

     In early 2002, the Partnership formed ICON Aircraft 123, LLC ("ICON 123") as a wholly owned subsidiary for the purpose of acquiring all of the outstanding shares of Alpha Aircraft Leasing Limited ("A.A.L."), a Cayman Islands registered company, which owns, through an Owner Trust, an Airbus A340-313X aircraft which is on lease to Cathay Pacific through March 2006. The stock was acquired in the first quarter of 2002 for $4,250,000 in cash. The aircraft owned by A.A.L. is

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

        Notes to Condensed Consolidated Financial Statements - Continued

subject to non-recourse debt provided by unaffiliated lenders. The lenders have a security interest in the aircraft and an assignment of the rentals under the lease. The fair value of the aircraft was approximately $75 million at the date of acquisition and the principal balance of the debt was approximately $70.5 million at such date. ICON 123 consolidates the financial position and results of operations of A.A.L. in its financial statements. The assets and liabilities and results of operations of ICON 123 are consolidated in the Partnership's condensed consolidated financial statements. Outstanding debt as of September 30, 2003 was $64,194,818.

6.   Contingencies

(a)  Kmart
     -----

     Kmart, Inc., ("Kmart") with whom the Partnership has five finance leases, filed for Chapter 11 bankruptcy protection in January 2002. The Partnership's finance leases with Kmart were acquired during 2001 for $18,234,262, comprised of a total cash investment of $681,720 and the assumption of $17,552,542 of non-recourse debt. Through November 1, 2003, Kmart has made all scheduled rental payments. The bankruptcy court has not ruled on the affirmation of the leases as of the date of this report. Management has deemed an allowance for doubtful accounts unnecessary at September 30, 2003.

(b)  Regus
     -----

     Regus Business Center Corp. ("Regus"), with whom the Partnership has an equipment lease, filed for Chapter 11 bankruptcy protection on January 14, 2003. The Partnership's finance leases with Regus were acquired in July 2000 for $5,303,089. Regus did not pay rent in January or February, 2003. The
Partnership, has negotiated new lease terms with Regus and restructured the lease effective March 15, 2003 whereby the lease, originally scheduled to expire on July 31, 2004 has been extended to expire March 2007 at a new reduced rental rate. As of December 31, 2002 the contractual rent receivable under the Regus lease was $2,734,738. Giving effect to the lease restructuring, the contractual rent receivable under the Regus lease as of September 30, 2003 was $2,786,851 net of payments received. Management has determined that an allowance for doubtful accounts is unnecessary at September 30, 2003.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                               September 30, 2003

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

Results of Operations for the Three Months Ended September 30, 2003 and 2002

     Revenues for the three months ended September 30, 2003 (the "2003 Quarter") were $6,076,732 representing a decrease of $451,111 from the three months ended September 30, 2002 (the "2002 Quarter"). The decrease in revenue resulted from decreases in rental income of $177,151, finance income of $166,339, a decrease in net gain on sale of equipment of $156,273 and a decrease in interest income and other of $10,193. The decrease in revenues was partially offset by income from investment in joint venture of $58,845. During the 2003 Quarter the Partnership sold equipment from the ICON Cheyenne, LLC ("ICON Cheyenne") portfolio for total proceeds of $417,669.

     Rental income decreased due to a decrease in the average size of ICON Cheyenne's portfolio, due to leases in the portfolio maturing subsequent to the 2002 Quarter and the related equipment being sold. These decreases more than offset the increase in the Partnership's other portfolios during the quarter. The decrease in finance income resulted from the continued collection of minimum lease rentals reducing the investment balance outstanding on which such revenues are based.

     Expenses for the 2003 Quarter were $8,405,062 representing an increase of $1,730,766 over the 2002 Quarter. Depreciation expense increased by $1,010,540, due to the additional investments in operating leases made subsequent to the 2002 Quarter. General and administrative expenses increased $1,008,824 due to the additional investments in operating leases made subsequent to the 2002 Quarter and maintenance expense associated with one of the Partnership's consolidated joint ventures. The increase in expenses was partially offset by decreases in interest expense of $106,842 due to a decrease in the average debt outstanding from 2002 to 2003, primarily in the Cheyenne portfolio and the Partnership's investment in finance leases. Management fees - General Partner decreased by $28,942 and administrative expense reimbursements - General Partner decreased by $14,537. The decrease in management fees - General Partner and administrative expense reimbursements - General Partner was consistent with decreases in rentals (including operating leases, finances leases and through joint ventures) on which such fees are based. Minority interest in consolidated joint ventures decreased by $124,856 and amortization of initial direct costs decreased by $13,421.

     Net loss for the three months ended September 30, 2003 and 2002 was $2,328,330 and $146,453, respectively. The net loss per weighted average limited partnership unit outstanding was $3.09 and $0.19 for 2003 and 2002, respectively.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                               September 30, 2003

Results of Operations for the Nine Months Ended September 30, 2003 and 2002

     Revenues for the nine months ended September 30, 2003 (the "2003 Period") were $18,581,963 representing a decrease of $754,453 from the Period ended September 30, 2002 (the "2002 Period"). The decrease in revenue resulted from decreases in finance income of $532,582, income from investment in joint venture of $64,641, interest income and other of $22,031 and a decrease in net gain on sale of equipment of $386,062. The decreases in revenues were partially offset by an increase in rental income of $250,863. During the 2003 Period, the Partnership sold equipment from the ICON Cheyenne portfolio for total proceeds of $681,899.

     The decrease in finance income resulted from the continued collection of minimum lease rentals reducing the investment balance outstanding on which such revenues are based. Rental income increased due to the additional investments in operating leases made subsequent to the 2002 Period.

     Expenses for the 2003 Period were $23,131,220 representing an increase of $3,862,380 over the 2002 Period. Depreciation expense increased by $2,649,492, interest expense increased by $256,659 and general administrative expenses increased by $1,217,372 due to the additional investments in operating leases made subsequent to the 2002 Period and maintenance expense associated with one of the Partnership's consolidated joint ventures. Management fees - General Partner increased by $30,967 and administrative expense reimbursements - General Partner increased by $37,220 in the 2003 Period as compared to the 2002 Period. The increase in management fees was consistent with increases in rentals (including operating leases, finance leases and through joint ventures) on which such fees are based. The increase in administrative expense reimbursements - General Partner was consistent with the increase in operating activities of the Partnership. Minority interest in consolidated joint ventures decreased by $288,957 and amortization of initial direct costs decreased by $40,373.

     Net (loss) income for the nine months ended September 30, 2003 and 2002 was $(4,549,257) and $67,576, respectively. The net (loss) income per weighted average limited partnership unit outstanding was $(6.03) and $0.09 for 2003 and 2002, respectively.

Liquidity and Capital Resources

     The Partnership's primary sources of funds for the nine months ended September 30, 2003 was proceeds from the sale of unguaranteed residual value of $1,882,292, proceeds from the sale of equipment of $681,899 and distributions received from unconsolidated joint venture of $1,030,997.

     Such funds were utilized for investments in leases and joint ventures, with related costs aggregating $3,076,564, (including initial direct costs (acquisition fees) of $736,766), and cash to make cash distributions to partners of $5,527,570. As cash is realized from operations and with proceeds from additional borrowings, the Partnership will continue to invest in equipment leases and financings where it deems it to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations.

     During the quarter ended September 30, 2002, the Partnership entered into a $17,500,000 joint and several line of credit agreement dated as of May 30, 2002 shared with L.P. Seven and Fund Eight A (the "Initial Funds"), with Comerica Bank as lender. Under the terms of the agreement, the Partnership may borrow at a rate equal to the Comerica Bank base rate plus 1% (together, 5.00% at
September 30, 2003) and all borrowings are to be jointly and severally collateralized by the present values of rents receivable and equipment owned by all of the Initial Funds sharing in the joint line of credit. On December 12, 2002, the agreement was amended to admit ICON Income Fund Nine, LLC, collectively along with the Initial Funds (the "Funds"), as a borrower sharing

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                               September 30, 2003

the $17,500,000 joint line of credit agreement. The Funds have entered into a Contribution Agreement, dated as of May 30, 2002, as amended December 12, 2002, pursuant to which the Funds have agreed to restrictions on the amount and the terms of their respective borrowings under the line of credit in order to minimize the risk that a Fund would not be able to repay its allocable portion of the outstanding revolving loan obligation at any time, including restrictions on any Fund borrowing in excess of the lesser of (A) an amount each Fund could reasonably expect to repay in one year out of its projected free cash flow, or
(B) the greater of (i) the Borrowing Base (as defined in the line of credit agreement) as applied to such Fund, and (ii) 50% of the net worth of such Fund. The Contribution Agreement provides that, in the event a Fund pays an amount under the agreement in excess of its allocable share of the obligation under the agreement whether by reason of an Event of Default or otherwise, the other Funds will immediately make a contribution payment to such Fund in such amount that the aggregate amount paid by each Fund reflects its allocable share of the aggregate obligations under the agreement. The Funds' obligations to each other under the Contribution Agreement are collateralized by a subordinate lien on the assets of each participating Fund. The line of credit was extended for twelve additional months expiring May 31, 2004. The Partnership violated a financial covenant at December 31, 2002 creating an Event of Default. The bank granted a waiver to the Partnership with respect to this Event of Default. As of September 30, 2003, there were no borrowings by the Partnership under the line. Aggregate borrowing by all Funds under the line of credit agreement aggregated $10,199,986 on September 30, 2003.

     Cash distributions to limited partners for the 2003 Period and 2002 Period, which were paid monthly, totaled $5,472,294 and $6,045,863, respectively.

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

     Regus Business Center Corp. ("Regus"), with whom the Partnership has an equipment lease, filed for Chapter 11 bankruptcy protection on January 14, 2003. The Partnership's finance leases with Regus were acquired in July 2000 for $5,303,089. Regus did not pay rent in January or February, 2003. The
Partnership, has negotiated new lease terms with Regus and restructured the lease effective March 15, 2003 whereby the lease, originally scheduled to expire on July 31, 2004 has been extended to expire March 2007 but at a new reduced rental rate. As of December 31, 2002 the contractual rent receivable under the Regus lease was $2,734,738. Giving effect to the lease restructuring, the contractual rent receivable under the Regus lease as of September 30, 2003 was $2,786,851, net of payments received.

     As of September 30, 2003, except as noted above, there were no known trends or demands, commitments, events or uncertainties which are likely to have any material effect on liquidity. As cash is realized from operations, sales of equipment and borrowings, the Partnership will invest in equipment leases and financings where it deems to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations.

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

                               September 30, 2003

     The Partnership manages its interest rate risk by obtaining fixed rate debt. The fixed rate debt service obligation streams are generally matched by fixed rate lease receivable streams generated by the Partnership's lease investments.

     The Partnership may borrow funds under a floating rate line of credit and therefore may be exposed to interest rate risk until the floating rate line of credit is repaid. The Partnership had no borrowings outstanding under the floating rate line of credit as of September 30, 2003.

     The Partnership manages its exposure to equipment and residual risk by monitoring the market and maximizing re-marketing proceeds received through re-lease or sale of equipment.

Item 4.   Controls and Procedures

     Beaufort J.B. Clarke and Thomas W. Martin, the Principal Executive and Principal Financial Officers, respectively, of ICON Capital Corp. ("ICC"), the General Partner of the Partnership, have evaluated the disclosure controls and procedures of the Partnership as of the quarter ended September 30, 2003. As used herein, the term "disclosure controls and procedures" has the meaning given to the term by Rule 13a-14 under the Securities Exchange Act of 1934, as amended ("Exchange Act"), and includes the controls and other procedures of the Partnership that are designed to ensure that information required to be disclosed by the Partnership in the reports that it files with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. As part of their evaluation, Messrs. Clarke and Martin conferred with the finance and accounting staff of ICC and the finance and accounting staff of ICON Holdings Corp., the parent of ICC. Based upon their evaluation, Messrs. Clarke and Martin have concluded that the Partnership's disclosure controls and procedures provide reasonable assurance that the information required to be disclosed by the Partnership in this report is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms applicable to the preparation of this report.

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

Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits

     32.1 Certification of Chairman and Chief Executive Officer

     32.2 Certification of Executive Vice President and Principal Financial and Accounting Officer.

     33.1 Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. (Section)1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     33.2 Certification of Executive Vice President and Principal Financial and Accounting Officer pursuant to 18 U.S.C. (Section)1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

                             ICON Income Fund Eight B L.P.
                             File No. 333-37504(Registrant)
                             By its General Partner,
                             ICON Capital Corp.



       November 14, 2003     /s/ Thomas W. Martin
       -----------------     --------------------------------
             Date            Thomas W. Martin
                             Executive Vice President
                             (Principal financial and accounting officer of the
                             General Partner of the Registrant)

                              Certifications - 10-Q
                              ---------------------

EXHIBIT 32.1

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

Dated:  November 14, 2003

/s/ Beaufort J.B. Clarke
-----------------------------
Beaufort J. B. Clarke
Chairman and Chief Executive Officer
ICON Capital Corp.
General Partner of ICON Income Fund Eight B L.P.

                              Certifications - 10-Q
                              ---------------------

EXHIBIT 32.2

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

Dated:  November 14, 2003

/s/ Thomas W. Martin
----------------------------------------
Thomas W. Martin
Executive Vice President
(Principal Financial and Accounting Officer
of the General Partner of the Registrant)

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                               September 30, 2003

EXHIBIT 33.1

     I, Beaufort J.B. Clarke, Chairman and Chief Executive Officer of ICON Capital Corp, the sole General Partner of ICON Income Fund Eight B L.P., certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Quarterly Report on Form 10-Q for the period ended September 30, 2003 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and

(2) information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of ICON Income Fund Eight B L.P.

Dated:  November 14, 2003



 /s/ Beaufort J.B. Clarke
 ------------------------------------------------------
 Beaufort J.B. Clarke
 Chairman and Chief Executive Officer
 ICON Capital Corp.
 General Partner of ICON Income Fund Eight B L.P.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                               September 30, 2003

EXHIBIT 33.2

     I, Thomas W. Martin, Executive Vice President (Principal Financial and Accounting Officer) of ICON Capital Corp, the sole General Partner of ICON Income Fund Eight B L.P., certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) the Quarterly Report on Form 10-Q for the period ended September 30, 2003 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and

     (2) information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of ICON Income Fund Eight B L.P.

Dated:  November 14, 2003



/s/ Thomas W. Martin
-------------------------------------------------------
Thomas W. Martin
Executive Vice President (Principal
Financial and Accounting Officer)
ICON Capital Corp.
General Partner of ICON Income Fund Eight B L.P.