Form 10-K
period 2003-12-31
ICON INCOME FUND EIGHT B LP
filed 2004-03-30
CIK 1121716

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

     [ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended                   December 31, 2003
                         -------------------------------------------------------
                                       or

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number                               333-37504
                     -----------------------------------------------------------


                     ICON Income Fund Eight B L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                                       13-4101114
--------------------------------------------------------------------------------
         (State or other jurisdiction of                      (I.R.S. Employer
         incorporation or organization)                   Identification Number)

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

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                                December 31, 2003

                                TABLE OF CONTENTS

Item                                                                   Page
----                                                                   ----

PART I

1.   Business                                                             3-4

2.   Properties                                                             4

3.   Legal Proceedings                                                      4

4.   Submission of Matters to a Vote of Security Holders                    4

PART II

5.   Market for the Registrant's Securities and Related
     Security Holder Matters                                                4

6.   Selected Financial Data                                                5

7.   General Partner's Discussion and Analysis of Financial
     Condition and Results of Operations                                 6-12

7A.  Qualitative and Quantitative Disclosures About Market Risk            13

8.   Consolidated Financial Statements                                  14-37

9.   Changes in and Disagreements with Accountants on
     Accounting and Financial Disclosure                                   38

9A.  Controls and Procedures                                               38

PART III

10.  Directors and Executive Officers of the Registrant's
     General Partner                                                    38-39

11.  Executive Compensation                                                39

12.  Security Ownership of Certain Beneficial Owners
     and Management                                                        40

13.  Certain Relationships and Related Transactions                        40

14.  Principal Accounting Fees and Services

PART IV

15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K    40-41

SIGNATURES                                                                 42

Certifications                                                          43-46

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                                December 31, 2003

PART I

Item 1.  Business
         --------

General Development of Business

     ICON Income Fund Eight B L.P. (the "Partnership"), was formed on February 7, 2000 as a Delaware limited partnership. The Partnership's maximum offering was $75,000,000. The Partnership commenced business operations on its initial closing date, June 14, 2000, with the admission of 15,815.51 limited partnership units at $100 per unit representing $1,581,551 of capital contributions. Between June 15, 2000 and October 17, 2001, 734,184.49 additional units were admitted representing $73,418,449 of capital contributions. On October 17, 2001, the Partnership had its final closing with a cumulative total of 750,000 units admitted totaling $75,000,000 in capital contributions. The Partnership redeemed 2,954.46 and 1,554.15 units during 2003 and 2002, respectively leaving 745,491.39 limited partnership units outstanding at December 31, 2003.

     The General Partner of the Partnership is ICON Capital Corp. (the "General Partner"), a Connecticut corporation. The General Partner manages and controls the business affairs of the Partnership including equipment, leases and financing transactions under a management agreement with the Partnership.

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

     The Partnership had lessees who accounted for more than 10% of the Partnership's total revenue during the years ended December 31, 2003, 2002 and 2001. During 2003, equipment leased to Cathay Pacific and BAE Systems PLC generated 33% and 10% of total revenue, respectively. During 2002, equipment leased to Cathay Pacific and BAE Systems PLC generated 27% and 10% of total revenue, respectively. During 2001, equipment leased to BAE systems, PLC generated 11% of total revenue.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                                December 31, 2003

     The Partnership has no direct employees. The General Partner has full and exclusive discretion in management and control of the Partnership.

Lease and Finance Transactions

     In 2003 the Partnership did not invest individually in any lease or finance transactions. However, the Partnership invested in a joint venture with an affiliate, ICON Income Fund Nine LLC for acquiring a McDonnell Douglas DC 10-30F aircraft subject to lease with Fedex Corporation. (See Note 3 to the consolidated financial statements).

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

     No matters were submitted to a vote of security holders during the fourth quarter of 2003.

PART II

Item 5.  Market for the  Registrant's  Securities  and Related  Security  Holder
Matters

     The Partnership's limited partnership interests are not publicly traded nor is there currently a market for the Partnership's limited partnership units. It is unlikely that any such market will develop.

                                  Number of Equity Security Holders
   Title of Class                      as of February 29, 2004
   --------------                      -----------------------

 Limited Partners                       2,814
 General Partner                            1

     The Partnership made cash distributions to the partners for 2003 and 2002 on a monthly basis, totaling , $7,078,646 and $8,138,359 for the respective years. For the year 2004, the Partnership has since made cash distributions of $1,480,759 to the partners.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                                December 31, 2003

Item 6.  Selected Consolidated Financial Data
         ------------------------------------


                                                                             Year Ended December 31,
                                                                             -----------------------
                                                            2003            2002              2001             2000
                                                            ----            ----              ----             ----

Total revenue                                        $     25,150,087  $    25,467,361  $    20,231,996  $      742,302
                                                     ================  ===============  ===============  ===============

Net income                                           $     (5,181,209) $      (136,897) $       820,109  $      291,236
                                                     ================  ===============  ===============  ===============

Net income allocable to limited partners             $     (5,129,397) $      (135,528) $       811,908  $      288,324
                                                      ================  ===============  ===============  ===============

Net income allocable to the General Partner          $        (51,812) $        (1,369) $         8,201  $        2,912
                                                     ================  ===============  ===============  ===============

Weighted average limited
   partnership units outstanding                              747,189          749,475          502,536  $      132,049
                                                     ================  ===============  ===============  ===============

Net income per weighted average
   limited partnership unit                          $         (6.86)  $(.18)    $      1.62      $         2.18
                                                     ================  ===============  ===============  ===============

Distributions to limited partners                    $      7,008,299  $     8,056,975  $     4,932,964  $      536,708
                                                     ================  ===============  ===============  ===============


Distributions per weighted average
   limited Partnership units                         $          9.32   $10.75      $       9.82   $         4.06
                                                     ================  ===============  ===============  ===============

Distributions to the General Partner                 $         70,347  $        81,384  $        49,845  $        5,228
                                                     ================  ===============  ===============  ===============



                                                                                    December 31,
                                                                                    ------------
                                                            2003              2002            2001           2000
                                                            ----              ----            ----           ----

Total assets                                         $    180,747,120  $   189,408,747  $   143,918,696  $   88,108,178
                                                     ================  ===============  ===============  ==============

Notes payable                                        $    134,938,722  $   133,631,339  $    79,752,204  $   67,497,834
                                                     ================  ===============  ===============  ==============

Partners' equity                                     $     40,363,969  $    52,820,395  $    61,212,600  $   18,764,181
                                                     ================  ===============  ===============  ==============


     For the year 2003, the Partnership though realizing revenues approximating that of 2002, had an increase in depreciation expense with the addition of an aircraft subject to lease with Fedex Corporation. Depreciation expense for this aircraft was approximately $4.1 million.

     The selected financial data should be read in conjunction with the consolidated financial statements and related notes included in Item 8 of this report.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                                December 31, 2003

Item 7. General Partner's Discussion and Analysis of Financial Condition and Results of Operations


     Forward-Looking Information - The following discussion and analysis should be read in conjunction with the audited consolidated financial statements included herein. Certain statements within this document may constitute forward-looking statements made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. These statements are identified by words such as "anticipate," "believe," "estimate," "expects," "intend," "predict" or "project" and similar expressions. This information may involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Although the Partnership believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected.

     Overview - The results of operations reflect the risk factors outlined in the Partnership's prospectus. Such risk factors include, but are not limited to, the decline in the value of the Partnership's equipment, no guarantee of profitability, the potential of lessee default, and economic factors such as prevailing interest rates. These risk factors affect the Partnership's ability to realize income, in that they increase the Partnership's expenses by way of additional depreciation, impairment loss, and provision for bad debts. In addition, depending on the size of the portfolio and the amount of equipment purchased by the Partnership during the Reinvestment Period the risk factors outlined above could negatively impact the cash flow.

     During the year ended December 31, 2003, our attention was primarily focused on identifying investments which met our investment criteria in order to seize of acquisition opportunities. Management anticipates that substantially all revenues will be generated from the rentals derived from the equipment on lease, re-financing of existing transactions, and proceeds from the sale of equipment. Our most significant challenges and risks in the future include our ability to continue to identify leases involving business-essential equipment on lease to creditworthy lessees.

     The U.S. economy appears to be recovering and the leasing industry's outlook for 2004 is encouraging. Many experts foresee an increase in capital spending by corporations through 2007 which should increase the pool of available secondary market leases, and to that end, the Partnership is seeing more opportunities in this market. Nonetheless, a key obstacle still facing the leasing industry is the continued low interest rate environment, which reduces leasing volume inasmuch as customers are more prone to purchase than lease. However, as economic growth may continue and interest rates may begin to rise over time, more lessees are expected to return to the marketplace.

     The Partnership - The Partnership was formed on February 7, 2000 as a Delaware limited partnership. The Partnership's maximum offering was $75,000,000. The Partnership commenced business operations on its initial closing date, June 14, 2000, with the admission of 15,815.51 limited partnership units at $100 per unit representing $1,581,551 of capital contributions. Between June 15, 2000 and October 17, 2001, 734,184.49 additional units were admitted representing $73,418,449 of capital contributions. On October 17, 2001, the Partnership had its final closing with a cumulative total of 750,000 units admitted totaling $75,000,000 in capital contributions. The Partnership redeemed 2,954.46 and 1,554.15 units during 2003 and 2002, respectively leaving 745,491.39 limited partnership units outstanding at December 31, 2003.

     The Partnership's portfolio consists of net investments in operating leases, investments in finance leases, equipment held for sale or lease, off-lease, investments in estimated unguaranteed residual values, investment in option, and equity investments in unconsolidated joint ventures, representing 85%, 8%, 1%, 1%, 1%, and 4% of total assets at December 31, 2003, respectively, and 75%, 13%, 1%, 1%, 1%, and 4% of total portfolio interests at December 31, 2002, respectively.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                                December 31, 2003

Results of Operations for the Year Ended December 31, 2003 and 2002

     Revenues for the year ended December 31, 2003 (the "2003 Period") were $25,150,087 representing a decrease of $317,274 from the year ended December 31, 2002 (the "2002 Period"). The decrease in revenue resulted primarily from a decrease in finance income of $730,499. The decrease in revenues was partially offset by an increase in net gain on sale of equipment of $523,001. The decrease in finance income resulted from the continued collection of minimum lease rentals reducing the investment balance outstanding on which such revenues are based. Net gain on sale of equipment increased due to the sale of equipment in the fourth quarter of the 2003 Period not present in the 2002 Period. During the 2003 Period, the Partnership sold equipment from the portfolio of leases held by the joint venture ICON Cheyenne LLC for total proceeds of $691,556, and realized a gain of $36,400. In addition, the Partnership sold equipment from its portfolio for total proceeds of $3,670,921 for a gain of $762,856.

     Expenses for the 2003 Period were $30,331,296 representing an increase of $4,727,038 over the 2002 Period. The primary reasons for the increase in expenses were that depreciation expense increased by $2,725,409 due to additional investments in operating leases made subsequent to the 2002 Period and additional depreciation taken on equipment held for sale or lease. Interest expense increased $236,792 due to the assumption of additional debt related to the additional investments in operating leases. General and administrative expenses along with vessel maintenance increased by $1,217,372 due to increased marketing activities and maintenance expense associated with the Boeing 767-300 ER aircraft that was previously leased to Scandinavian Airline Systems. (See
Note 3 to the consolidated financial statements). An impairment loss of $900,000 was recorded on operating equipment held in one of the Partnership's consolidated joint ventures. The Partnership also recognized an impairment loss of $900,000 in 2003. The increase in expenses were partially offset by a decrease in Management fees - General Partner of $128,809 and administrative expense reimbursements - General Partner of $30,227 due to the overall decrease in the average size of the Partnership's lease portfolio in one of the Partnership's consolidated joint ventures in the 2003 Period as compared to the 2002 Period and minority interest in consolidated joint ventures decreased by $359,824.

     Net loss for the years ended December 31, 2003 and 2002 was $5,181,209 and $136,897, respectively. The net loss per weighted average limited partnership unit outstanding was $6.86 and $0.18 for, the years ended December 31 2003 and 2002, respectively.

     As of December 31, 2003 there were no known trends or demands, commitments, events or uncertainties, which are likely to have any material effect on net revenues and the results of operations.

Results of Operations for the Year Ended December 31, 2002 and 2001

     Revenues for the 2002 Period were $25,467,361 representing an increase of $5,235,365 over the year ended December 31, 2001 (the "2001 Period"). The increase in revenue resulted from continued purchase of equipment subject to lease. Increases in rental income of $4,803,096, finance income of $410,134, income from investment in joint venture of $337,653, and gain on sale of equipment of $182,794, were partially off-set by a decrease in interest income and other of $170,971 and gain from sale of investment in joint venture to an affiliate of $327,341. During the 2002 Period the Partnership sold equipment from the portfolio of leases held by the joint venture ICON Cheyenne LLC for total proceeds of $2,341,096 which resulted in a gain of $275,489.

     Expenses for the 2002 Period were $25,604,258 representing an increase of $6,192,371 over the 2001 Period. The increase in expenses resulted from the increase in the size of the Partnership's lease portfolio, an increase in the Partnership's borrowing levels and overall growth in size of the operations of the Partnership from the 2001 Period to the 2002 Period and is consistent with the Partnership's level of operations.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                                December 31, 2003

     Depreciation expense increased by $2,490,519, due to the additional investments in operating leases made subsequent to 2001. Interest expense increased by $2,239,253 due to the additional debt used to acquire investments in operating leases subsequent to 2001. Management fees - General Partner increased by $793,042 and administrative expense reimbursements - General Partner increased by $393,851 in the 2002 Period as compared to the 2001 Period. The increase in management fees was consistent with increases in rentals (including operating leases, finances leases and through joint ventures) on which such fees are dependant. The increase in administrative expense reimbursements - General Partner was consistent with the increase in operating activities of the Partnership. Minority interest expense increased by $19,754, amortization of initial direct costs increased by $76,169 and general and administrative expenses increased by $179,783 in the 2002 Period as compared to the 2001 Period.

     Net (loss) income for the years ended December 31, 2002 and 2001 was ($136,897) and $820,109, respectively. The net (loss) income per weighted average limited partnership unit outstanding was ($.18) and $1.62 for the years ended December 31, 2002 and 2001, respectively.

     The increase in depreciation expense, interest expense, management fees-General Partner and administrative expense reimbursements - General Partner which reduced net income in 2002 as compared to 2001 was the primary reason for the net loss for the year ended December 31, 2002.

     As of December 31, 2003 there were no known trends or demands, commitments, events or uncertainties, which are likely to have any material effect on net revenues and the results of operations.

Liquidity and Capital Resources

     The Partnership's primary sources of funds for the year ended December 31, 2003 were proceeds from the sale of its investment in unguaranteed residual values totaling $1,933,003, proceeds recourse from notes payable of $2,000,000 advances received and, proceeds from the sale of equipment of $5,720,100 and distributions received from unconsolidated joint venture of $1,245,127.

     The Partnership's cash flow from operating activities may be less than the Partnership's current level of expenses. To the extent that cash flow is insufficient to pay such expenses, the Partnership may be required to sell assets prior to maturity or borrow against future cash flows.

     Such funds were utilized for investments in leases and joint ventures, with related costs aggregating $3,076,564, (including initial direct costs (acquisition fees) of $736,766), payments of non-recourse borrowings of $5,179,053 payments of notes payable-recourse of $400,000 and to make cash distributions to partners of $7,078,646. As cash is realized from operations and with proceeds from additional borrowings, the Partnership will continue to invest in equipment leases and financings where it deems it to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations.

     On May 30, 2002, the Partnership entered into a $17,500,000 joint and several line of credit agreement shared with Cash Flow Partners L.P. Seven and Fund Eight-A L.P. (the "Initial Funds"), with Comerica Bank as lender. Under the terms of the agreement, the Partnership may borrow at a rate equal to the Comerica Bank base rate plus 1% (together, 5.00% at December 31, 2003) and all borrowings are to be jointly and severally collateralized by the present values of rents receivable and equipment owned by all of the Initial Funds sharing in the joint line of credit. On December 12, 2002, the agreement was amended to admit Income Fund Nine LLC, collectively along with the Initial Funds (the "Funds"), as a borrower sharing the $17,500,000 joint line of credit agreement. The Funds have entered into a Contribution Agreement, dated as of May 30, 2002, as amended December 12, 2002, pursuant to which the Funds have agreed to

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                                December 31, 2003

restrictions on the amount and the terms of their respective borrowings under the line of credit in order to minimize the risk that a Fund would not be able to repay its allocable portion of the outstanding revolving loan obligation at any time, including restrictions on any Fund borrowing in excess of the lesser of (A) an amount each Fund could reasonably expect to repay in one year out of its projected free cash flow, or (B) the greater of (i) the Borrowing Base (as defined in the line of credit agreement) as applied to such Fund, and (ii) 50% of the net worth of such Fund. The Contribution Agreement provides that, in the event a Fund pays an amount under the agreement in excess of its allocable share of the obligation under the agreement whether by reason of an Event of Default or otherwise, the other Funds will immediately make a contribution payment to such Fund in such amount that the aggregate amount paid by each Fund reflects its allocable share of the aggregate obligations under the agreement.

     The Funds' obligations to each other under the Contribution Agreement are collateralized by a subordinate lien on the assets of each participating Fund. The line of credit was extended for twelve additional months expiring May 31, 2004. As of December 31, 2003, the Partnership had $2,000,000 outstanding under the line. Aggregate borrowing by all Funds under the line of credit agreement aggregated $12,779,986 on December 31, 2003.

     The Partnership has the following contractual obligations as of December 31, 2003. These obligations arise mainly from the acquisition of equipment subject to lease. Rental payments from the leases associated with equipment are assigned to paydown such obligations.



                                                                          Payments Due By Period
                                                                          ----------------------

                                             Total         2004          2005           2006        2007      2008
                                             -----         ----          ----           ----        ----      ----
   Long-term obligation (Notes payable)  $134,938,722   $53,193,700   $16,403,542    $61,812,697 $2,731,787   $796,996




     See Note 8 to the consolidated  financial statements,  as set forth in Part
II,  Item  8,  Consolidated   Financial  Statements  for  information  regarding
non-recourse debt.

     Cash distributions to limited partners for 2003 and 2002, which were paid monthly, totaled $7,008,299 and $8,056,975, respectively.

     As of December 31, 2003 there were no known trends or demands, commitments, events or uncertainties apart from those mentioned above which are likely to have any material effect on liquidity. As cash is realized from operations and additional borrowings, the Partnership will continue to invest in equipment leases and financings where it deems it to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations.

     We do not consider the impact of inflation to be material in the analysis of our overall operations.

Critical Accounting Policies and Management Estimates

     The policies discussed below are considered by the General Partner to be critical to an understanding of the Partnership's financial statements because their application places the most significant demands on the General Partner's judgments, with financial reporting results relying on estimation about the

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                                December 31, 2003

effect of matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. For all of these policies, the General Partner cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.

     Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and revenues and expenses during the reporting periods. Significant estimates primarily include the allowance for doubtful accounts and unguaranteed residual values. In addition, management is required to disclose contingent assets and contingent liabilities. Actual results could differ from those estimates.

     Leases and Revenue Recognition - The Partnership accounts for owned equipment leased to third parties as finance leases, leveraged leases, or operating leases, as appropriate. Initial direct costs are capitalized and are amortized over the terms of the related leases using the interest method.

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

     The Partnership's net investment in leveraged leases consists of minimum lease payments receivable, the estimated unguaranteed residual values and the initial direct costs related to the leases, net of the unearned income and principal and interest on the related non-recourse debt. Unearned income is recognized as income from leveraged leases over the life of the lease at a constant rate of return on the positive net investment.

     For operating leases, equipment is recorded and depreciated on the straight-line method over the lease term to its estimated residual value at lease termination and is subject to the Partnership's impairment policy. Related lease rentals are recognized on the straight line method over the lease terms. Billed and uncollected operating lease receivables are included in other assets.

     Investments in Unguaranteed Residual Values - The Partnership carries its investments in the future estimated unguaranteed residual values of assets at cost, which is equal to or less than fair value, subject to the Partnership's policy relating to impairments of residuals as discussed below. Gains or losses will be recognized upon the sale or disposition of the investments.

     Investments in Options - The Partnership carries its investment in an option to purchase equipment at cost, which is equal to or less than fair value, subject to the Partnership's policy relating to impairment discussed below. Gain or loss will be recognized upon the sale or disposition of the investment.

     Impairment - Residual values of the Partnership's asset portfolio are periodically reviewed to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The events or changes in circumstances which generally indicate that the residual value of an asset may be impaired are (i) the estimated fair value of the underlying equipment is less than the Partnership's carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from disposition of the asset will be sufficient to satisfy the remaining obligation to the non-recourse lender and the Partnership's residual position. Generally in the latter situation, the residual position relates to equipment subject to third party non-recourse notes payable where the lessee remits their rental payments directly to the lender and the Partnership does not recover its residual until the non-recourse note obligation is repaid in full.

                         ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                                December 31, 2003

     An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the estimated residual value of the asset at the end of the asset's expected holding period and estimates of undiscounted future rents. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets simultaneously, if held in quantity, or to dispose of the asset quickly. Impairment is measured as the difference between the fair value of the assets and its carrying value on the measurement date.

     Credit Risk - Financial instruments that potentially subject the Partnership to concentrations of credit risk include cash and cash equivalents, direct finance lease receivables and accounts receivable. The Partnership places its cash deposits and temporary cash investments with creditworthy, high quality financial institutions. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Partnership. Accounts receivable represent amounts due from lessees in various industries, related to equipment on operating and direct financing leases.

     The Partnership records a provision for doubtful accounts to provide for estimated credit losses in its portfolio. The allowance for doubtful accounts is based on an analysis of delinquency, an assessment of overall risk and a review of historical loss experience. The Partnership's write-off policy is based on an analysis of the aging of the Partnership's portfolio, a review of the non-performing receivables and leases, and prior collection experience. An account is fully reserved for or written-off when the analysis indicates that the probability of collection of the account is remote.

     Partnership Activities During 2003 - During 2003, the Partnership and an affiliate, ICON Income Fund Nine, LLC ("Fund Nine"), formed a joint venture for the purpose of acquiring a McDonnell Douglas DC 10-30F aircraft subject to lease with Fedex Corporation. The Partnership and Fund Nine have identical investment objectives and participate on the same terms and conditions. The Partnership has a right of first refusal to purchase the equipment, on a pro-rata basis, if the affiliate desires to sell its interest in the equipment or in the joint venture. The Partnership is the majority owner and the joint venture is consolidated, with the other joint venturer's interest reflected on the Partnership's balance sheet as "Minority interest in joint venture". (See Note 3 to the consolidated financial statements.)

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

     Also during 2002, the Partnership and Fund Nine, formed several joint ventures for the purpose of acquiring and managing various assets. The
Partnership has a right of first refusal to purchase the equipment, on a pro-rata basis, if the affiliate desires to sell its interest in the equipment or in the joint venture. Where the Partnership is the majority owner, the joint venture is consolidated, with the other joint venturer's interest reflected on the Partnership's balance sheet as "Minority interest in joint venture". In the instance where the Partnership is not the majority owner, the investment is

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                                December 31, 2003

accounted for following the equity method. The net investment in the unconsolidated joint venture is recorded on the Partnership's balance sheet as "Investment in unconsolidated joint venture", with the summarized financial data of the unconsolidated joint venture presented in Note 3 to the Partnership's consolidated financial statements. The Partnership's share of equity, income and distributions (if any) are also presented in Note 3. The Partnership's share of income of the non-consolidated joint venture is reflected on the statement of operations as income from investment in joint venture.

Recent Accounting Pronouncements

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The Statement requires that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except in certain circumstances, and for hedging relationships designated after June 30, 2003. The adoption of this standard did not have a material effect on the Partnership's financial position or results of operations.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures in its statements of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. For nonpublic entities, the effective date of the provisions of SFAS No. 150 that relate to mandatorily redeemable financial instruments has been deferred until fiscal years that begin after December 31, 2003. The adoption of this standard is not expected to have a material effect on the Partnership's financial position or results of operations.

     In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. In December 2003, the FASB issued a revision to FIN 46, or Revised Interpretation, to clarify some of the provisions of FIN 46. FIN 46 provides guidance on how to identify a variable interest entity, or VIE, and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE must be included in a company's consolidated financial statements. A company that holds variable interests in an entity is required to consolidate the entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or receive a majority of the entity's expected residual returns, if any. VIE's created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations. However, the Revised Interpretations must be applied no later than the first quarter of fiscal year 2004. VIE's created after January 1, 2004 must be accounted for under the Revised Interpretations. There has been no material impact to the Partnership's financial statements and there is no expected impact from the adoption of the deferred provisions in the first quarter of fiscal year 2004.

     The Partnership does not believe that any other recently issued, but not yet effective, accounting standards will have a material effect on the Company's financial position or results of operations.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                                December 31, 2003

Item 7A.  Qualitative and Quantitative Disclosures About Market Risk
          -----------------------------------------------------------

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

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                                December 31, 2003

Item 8.  Consolidated Financial Statements
         ---------------------------------

                          Index to Financial Statements



                                                                                          Page Number
                                                                                          -----------

Independent Auditors' Reports                                                                   16-17

Consolidated Balance Sheets as of December 31, 2003 and 2002                                       18

Consolidated Statements of Operations for the Years Ended December 31, 2003, 2002
  and 2001                                                                                         19

Consolidated Statements of Changes in Partners' Equity for the Years Ended
  December 31, 2001, 2002 and 2003                                                                 20

Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002
  and 2001                                                                                      21-23

Notes to Consolidated Financial Statements                                                      24-37


                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                        Consolidated Financial Statements

                      For the Years Ended December 31, 2003

                  (With Independent Auditors' Reports Thereon)

The Partners
ICON Income Fund Eight B L.P.

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------

We have audited the accompanying consolidated balance sheet of ICON Income Fund Eight B L.P. (a Delaware limited partnership) and subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of operations, changes in partners' equity and cash flows for each of the two years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the Unites States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ICON Income Fund Eight B L.P. and subsidiaries as of December 31, 2003 and 2002 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.



/s/ Hays & Company LLP

March 19, 2004
New York, New York

                          Independent Auditors' Report
                          ----------------------------

The Partners
ICON Income Fund Eight B L.P.:

We have audited the accompanying consolidated statements of operations, partners' equity, and cash flows of ICON Income Fund Eight B L.P. (a Delaware limited partnership) for the year ended December 31, 2001. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the results of the operations and the cash flows of ICON Income Fund Eight B L.P. for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/KPMG LLP

April 15, 2002

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                           Consolidated Balance Sheets

                           December 31, 2003 and 2002



                                                         2003                 2002
                                                         ----                 ----

         Assets

Cash and cash equivalents                              $      1,760,803    $     8,499,026
                                                       ----------------    ---------------

Investments in finance leases
   Minimum rents receivable                                  15,192,886         24,504,820
   Estimated unguaranteed residual values                     1,737,662          2,711,893
   Initial direct costs, net                                    194,985            457,189
   Unearned income                                           (1,974,924)        (3,824,928)
                                                       ----------------    ---------------
                                                             15,150,609         23,848,974
                                                       ----------------    ----------------

Investments in operating leases
   Equipment, at cost                                       192,627,477        166,325,943
   Accumulated depreciation                                 (39,374,434)       (23,591,192)
                                                       ----------------    ----------------
                                                            153,253,043        142,734,751
                                                       ----------------    --------------

Equipment held for sale or lease, net                           311,669          1,211,669
                                                       ----------------    ---------------

Investment in unguaranteed residual values                      409,586          2,342,589
Investment in option                                          2,100,000          2,100,000
Investments in unconsolidated joint ventures                  6,382,227          7,290,793
Due from affiliates, net                                        167,170              3,532
Other assets, net                                             1,212,013          1,377,413
                                                       -----------------   ---------------

Total assets                                           $    180,747,120    $   189,408,747
                                                       ================    ===============

         Liabilities and Partners' Equity

Notes payable - non-recourse                           $    132,938,722    $   133,231,339
Notes payable - recourse                                      2,000,000            400,000
Due to affiliates, net                                           98,203            224,167
Deferred rental income                                        1,255,076            534,840
Equipment sales advances                                      1,361,506            402,926
Security deposits and other liabilities                       1,377,023            460,133
Minority interest in consolidated joint ventures              1,352,621          1,334,947
                                                       ----------------    ---------------
                                                            140,383,151        136,588,352
                                                       ----------------    ---------------
Commitment and Contingencies

Partners' equity (deficiency)
   General Partner                                             (247,872)          (125,713)
   Limited Partners (745,491.39 and 748,445.85 units
     outstanding, $100 per unit original issue price)        40,611,841         52,946,108
                                                       ----------------    ---------------

Total partners' equity                                       40,363,969         52,820,395
                                                       ----------------    ---------------

Total liabilities and partners' equity                 $    180,747,120    $   189,408,747
                                                       ================    ===============







See accompanying notes to consolidated financial statements.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Operations

              For the Years Ended December 31, 2003, 2002 and 2001



                                                          2003                2002                2001
                                                          ----                ----                ----

Revenues

   Rental income                                          $    21,965,472    $     22,003,284    $    17,200,188
   Finance income                                               2,013,276           2,743,775          2,333,641
   Gain from sale of investment in
     joint venture to an affiliate                                 -                     -               327,341
   Interest income and other                                       30,857              63,207            234,178
   Net gains on sales of equipment                                798,490             275,489             92,695
   Income from investment in
     unconsolidated joint ventures                                341,992             381,606             43,953
                                                          ---------------     ---------------    ---------------

   Total revenues                                              25,150,087          25,467,361         20,231,996
                                                          ---------------     ---------------    ---------------


Expenses

   Depreciation                                                16,896,463          14,171,054         11,680,535
   Impairment loss                                                900,000               -                    -
   Interest                                                     7,486,199           7,249,407          5,010,154
   Management fees - General Partner                            2,008,870           2,137,679          1,344,637
Administrative expense
     reimbursements - General Partner                             936,605             966,832            572,981
   Aircraft maintenance                                           745,872             -                     -
   General and administrative                                   1,277,570             580,106            400,323
   Amortization of initial direct costs                           229,278             288,917            212,748
Minority interest expense                                        (149,561)            210,263            190,509

   Total expenses                                              30,331,296          25,604,258         19,411,887
                                                          ---------------    ----------------    ---------------

Net (loss) income                                         $    (5,181,209)   $       (136,897)   $       820,109
                                                          ===============    ================    ===============

Net (loss) income allocable to:
   Limited partners                                       $    (5,129,397)   $       (135,528)   $       811,908
   General partner                                                (51,812)             (1,369)             8,201
                                                          ---------------    ----------------    ---------------

                                                          $    (5,181,209)   $       (136,897)   $       820,109
                                                          ===============    =================   ===============

Weighted average number of limited
   partnership units outstanding                                  747,189             749,475            502,536
                                                          ===============    ================    ===============

Net (loss) income per weighted average
   limited partnership unit                               $         (6.86)   $          (.18)    $          1.62
                                                          ===============    ===============     ===============


See accompanying notes to consolidated financial statements.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

             Consolidated Statements of Changes in Partners' Equity

              For the Years Ended December 31, 2001, 2002 and 2002




                                  Limited Partner Distributions
                                  -----------------------------

                                      Return of    Investment           Limited        General
                                       Capital       Income            Partners        Partner          Total
                                       -------       ------            --------        -------          -----
                                  (Per weighted average unit)

Balance at
  January 1, 2001                                                  $    18,765,497  $     (1,316) $   18,764,181

Proceeds from issuance
  of limited partnership
  units (530,186.35 units)                                              53,018,635       -            53,018,635

Sales and offering expenses                                             (6,407,516)       -           (6,407,516)

Cash distributions to partners        $  8.20       $  1.62             (4,932,964)      (49,845)     (4,982,809)

Net income                                                                 811,908         8,201         820,109
                                                                   ---------------   -----------    ------------

Balance at
  December 31, 2001                                                     61,255,560       (42,960)     61,212,600

Limited partnership units
  redeemed (1,554.15 units)                                               (116,949)          -          (116,949)

Cash distributions to partners        $ 10.75       $  -                (8,056,975)      (81,384)     (8,138,359)

Net loss                                                                  (135,528)       (1,369)       (136,897)
                                                                   ---------------   -----------   --------------

Balance at
  December 31, 2002                                                     52,946,108      (125,713)     52,820,395

Limited partnership units
  redeemed (2,954.46 units)                                               (196,571)         -           (196,571)

Cash distributions to partners        $  9.32       $  -                (7,008,299)      (70,347)     (7,078,646)

Net loss                                                                (5,129,397)      (51,812)     (5,181,209)
                                                                   ---------------  ------------    ------------

Balance at
  December 31, 2003                                                $    40,611,841  $   (247,872) $   40,636,969
                                                                   ===============  ============   =============



See accompanying notes to consolidated financial statements.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Cash Flows

              For the Years Ended December 31, 2003, 2002 and 2001




                                                                 2003            2002              2001
                                                                 ----            ----              ----

Cash flows from operating activities:

   Net (loss) income                                          $    (5,181,209)  $      (136,897) $       820,109
                                                              ---------------   ---------------  ---------------
   Adjustments to reconcile net (loss) income to
     net cash (used in) provided by operating activities:
       Finance income paid directly to lenders by lessees          (1,087,564)       (1,351,387)        (732,737)
       Depreciation                                                16,896,463        14,171,054       11,680,535
       Impairment loss                                                900,000                -                 -
       Amortization of initial direct costs                           229,278           288,917          212,748
       Minority interest expense                                     (149,561)          210,263          190,509
       Gain from sale of investment in joint venture                         -               -          (327,341)
       Income from investment in unconsolidated
          joint venture                                              (341,992)         (381,606)         (43,953)
       Net gains on sales of equipment                               (798,490)         (275,489)         (92,695)
       Rental income paid directly to lender by lessees           (20,680,057)      (19,268,406)     (16,181,472)
       Interest expense on non-recourse financing
         paid directly by lessees                                   5,987,533         6,822,451        4,620,569
Changes in operating assets and liabilities:
         Collection of principal -
            non-financed receivables                                1,853,879         2,438,584        3,148,917
         Due from affiliates, net                                    (163,638)          224,167            -
         Other assets, net                                            165,400         1,537,853         (214,459)
         Due to affiliates, net                                      (125,964)           82,651          (86,183)
         Deferred rental income                                       175,090           534,840            -
         Security deposits and other liabilities                      513,964          (406,544)         917,220
                                                                -------------     -------------     ------------

           Total adjustments                                        3,374,341         4,627,348        3,091,658
                                                                -------------     -------------     ------------

       Net cash (used in) provided by operating activities         (1,806,868)        4,490,451        3,911,767
                                                                -------------     -------------     ------------

Cash flows from investing activities:
   Proceeds from sales of equipment                                 4,358,594         1,938,170          629,514
   Advances received for sale of equipment                          1,361,506           402,926              -
   Distribution received from unconsolidated joint ventures         1,245,127         1,252,443              -
   Receipt of cash held in escrow                                        -           13,723,196      (13,723,196)
   Equipment purchased                                             (3,076,564)       (4,250,000)     (11,372,506)
   Investment in option                                                                    -          (1,700,000)
   Proceeds from sale of unguaranteed residual                      1,933,003            63,539              -
   Investment in joint venture                                           -           (4,516,929)      (3,273,407)
   Investment in unguaranteed residual values                            -                 -          (2,406,128)
   Initial direct costs paid                                             -           (2,242,352)      (1,239,802)
   Prepaid initial direct costs included in other assets                 -                 -          (2,237,025)
   Distribution to minority interest in joint venture                (288,269)         (559,605)           -
                                                                -------------     -------------      ------------

     Net cash provided by (used in) investing activities            5,533,397         5,811,388      (35,322,550)
                                                                -------------     -------------      ------------


                                                        (continued on next page)

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (Continued)

              For the Years Ended December 31, 2003, 2002 and 2001




                                                                     2003            2002               2001
                                                                     ----            ----               ----

Cash flows from financing activities:
   Proceeds from non-recourse borrowings                                   -          3,593,693              -
   Issuance  of limited
    partnership units,
     net of offering expenses                                              -               -          46,611,119
   Proceeds from notes payable - recourse                            2,000,000             -           2,500,000
   Payment of notes payable - recourse                               (400,000)       (2,500,000)      (7,000,000)
   Payment of non-recourse borrowings                              (5,179,053)         (325,850)      (1,348,581)
   Cash distributions to partners                                  (7,078,646)       (8,138,359)      (4,982,809)
   Redemption of limited partnership units                           (196,571)         (116,949)             -
   Minority interest contributions, net                               389,518              -                 -
                                                              ---------------   ---------------  ---------------

       Net cash (used in) provided
         by financing activities                                  (10,464,752)       (7,487,465)      35,779,729

Net (decrease) increase in cash and cash equivalents               (6,738,223)        2,814,374        4,368,946

Cash and cash equivalents at beginning of the year                  8,499,026         5,684,652        1,315,706
                                                              ---------------   ---------------  ---------------

Cash and cash equivalents at end of year                      $     1,760,803   $     8,499,026  $     5,684,652
                                                              ===============   ===============  ===============


                                                        (continued on next page)

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (Continued)

Supplemental Disclosure of Cash Flow Information
------------------------------------------------

     For the years ended December 31, 2003, 2002 and 2001.




                                                                      2003             2002              2001
                                                                      ----             ----              ----

Value of equipment and receivables acquired in
   exchange for debt                                            $     24,211,080  $    70,495,058  $     30,693,861
                                                                ----------------  ---------------  ----------------
Non-recourse notes payable and promissory
   note assumed in purchase of equipment and receivables             (24,211,080)     (70,495,058)      (30,693,861)
                                                                ----------------  ---------------  ----------------

                                                                $           -     $           -    $         -
                                                                ================  ================ ================

Principal and interest on direct finance receivables
   paid directly to lenders by lessees                          $      4,086,974  $     4,937,811  $      1,030,007
Rental income on operating lease receivables paid
   directly to lenders by lessees                                     20,680,057       19,268,406        16,181,472
Deferred income on operating lease receivables paid
   directly to lenders by lessees                                        545,146              -               -
Principal and interest paid directly to lenders by lessees           (25,312,177)     (24,206,217)     (17,211,479)
                                                                ----------------  ---------------  ---------------

                                                                $           -     $           -    $          -
                                                                ================  ================ ================


Interest paid directly to lenders by lessees pursuant to
   non-recourse financings                                      $      5,987,533  $     6,822,451  $      4,620,569

Interest accrued                                                         200,000              -              66,710

Other interest paid                                                    1,298,666          426,956           322,875
                                                                ----------------  ---------------- ----------------

Total interest expense                                          $      7,486,199  $     7,249,407  $      5,010,154
                                                                ================  ===============  ================













See accompanying notes to consolidated financial statements.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

              For the Years Ended December 31, 2003, 2002 and 2001

1.   Organization

     ICON Income Fund Eight B L.P. (the "Partnership") was formed on February 7, 2000 as a Delaware limited partnership with an initial capitalization of $2,000. It was primarily formed to acquire various types of equipment subject to lease with third parties. The Partnership's maximum offering was $75,000,000. The Partnership commenced business operations on its initial closing date, June 14, 2000, with the admission of limited partners representing 15,815.51 limited partnership units at the offering price of $100 per unit aggregating $1,581,551 of capital contributions. As of October 17, 2001 (the final closing date), 734,184.49 additional units had been admitted into the Partnership with aggregate gross proceeds of $73,418,449 bringing the total admission to 750,000 units totaling $75,000,000 in capital contributions. The Partnership redeemed 2,954.46 and 1,554.15 units during 2003 and 2002, respectively leaving 745,491.39 limited partnership units outstanding at December 31, 2003.

     The Partnership is an equipment leasing income fund. The principal objective of the Partnership is to obtain the maximum economic return from its equipment leasing investments. To achieve this objective, the Partnership: (1) invests in a diversified portfolio of low obsolescence equipment having long lives and high residual values; (2) makes periodic cash distributions to its partners, continuing through the Reinvestment Period, which will end on October 17, 2009; (3) re-invest substantially all undistributed cash from operations and cash from sales of equipment and financing transactions during the Reinvestment Period; and (4) sell the Partnership's investments and distribute the cash from sales of such investments to its partners after the end of the Reinvestment Period.

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

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

2.   Significant Accounting Policies

     Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Significant estimates primarily include the allowance for doubtful accounts and unguaranteed residual values. In addition, management is required to disclose contingent assets and contingent liabilities. Actual results could differ from those estimates.

     Consolidation - The consolidated financial statements include the accounts of the Partnership and its majority owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. The Partnership accounts for its interests in 50% or less owned joint ventures under the equity method of accounting. In such cases, the Partnership's original investments are recorded at cost and adjusted for its share of earnings, losses and distributions.

     Cash and Cash Equivalents - Cash and cash equivalents are defined as cash in banks and highly liquid investments with original maturity dates of three months or less. The Partnership's cash and cash equivalents are held principally at one financial institution and at times may exceed insured limits.

     Leases and Revenue Recognition - The Partnership accounts for owned equipment leased to third parties as finance leases, or operating leases, as appropriate. Initial direct costs are capitalized and are amortized over the terms of the related leases using the interest method.

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

     For operating leases, equipment is recorded and depreciated on the straight-line method over the lease term to its estimated residual value at lease termination and is subject to the Partnership's impairment policy. Related lease rentals are recognized on the straight line method over the lease terms. Billed and uncollected operating lease receivables are included in other assets.

     Equipment Held for Sale or Lease - This equipment is carried at cost, less accumulated depreciation, subject to the Partnership's impairment policies discussed below.

     Investments in Options - The Partnership carries its investment in an option to purchase equipment at cost, which is equal to or less than fair value, subject to the Partnership's policy relating to impairment. Gain or loss will be recognized upon the sale or disposition of the investment.

     Impairment - Residual values of the Partnership's asset portfolio are periodically reviewed to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The events or changes in circumstances which generally indicate that the residual value of an asset may be impaired are (i) the estimated fair value of the underlying equipment is less than the Partnership's carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from disposition of the asset will be sufficient to satisfy the remaining obligation to the non-recourse lender and the Partnership's residual position. Generally in the latter situation, the residual position relates to equipment subject to third party non-recourse notes payable where the lessee remits their rental payments directly to the lender and the Partnership does not recover its residual until the non-recourse note obligation is repaid in full.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the estimated residual value of the asset at the end of the asset's expected holding period and estimates of undiscounted future rents. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, simultaneously if held in quantity, or to dispose of the asset quickly. Impairment is measured as the difference between the fair value of the assets and its carrying value on the measurement date.

     Credit Risk - Financial instruments that potentially subject the Partnership to concentrations of credit risk include cash and cash equivalents, direct finance lease receivables and accounts receivable. The Partnership places its cash deposits and temporary cash investments with creditworthy, high quality financial institutions. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Partnership. Accounts receivable represent amounts due from lessees in various industries, related to equipment on operating and direct financing leases.

     The Partnership records a provision for doubtful accounts to provide for estimated credit losses in its portfolio. The allowance for doubtful accounts is based on an analysis of delinquency, an assessment of overall risk and a review of historical loss experience. The Partnership's write-off policy is based on an analysis of the aging of the Partnership's portfolio, a review of the non-performing receivables and leases, and prior collection experience. An account is fully reserved for or written-off when the analysis indicates that the probability of collection of the account is remote.

     Investments in Unguaranteed Residual Values - The Partnership carries its investments in the future estimated unguaranteed residual values of assets at recovered cost, which is equal to or less than fair value, subject to the Partnership's policy relating to impairments of residuals. Gains or losses will be recognized upon the sale or disposition of the investments.

     Fair Value of Financial Instruments - Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures About Fair Values of Financial
Instruments," requires disclosures about the fair value of financial instruments, except for lease related assets and liabilities. Separate disclosure of fair value information as of December 31, 2003 and 2002 with respect to the Partnership's assets and liabilities is not separately provided since (i) SFAS No. 107 does not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets, other than lease related investments, and the recorded value of payables approximates market value.

     Redemption of Limited Partnership Units - The General Partner consented to the Partnership redeeming 2,954.46 and 1,554.15 units during 2003 and 2002, respectively. The redemption amounts are calculated following the specified redemption formula in accordance with the Partnership Agreement. Redeemed units have no voting rights and do not share in distributions. The Partnership Agreement limits the number of units which can be redeemed in any one year and redeemed units may not be reissued. Redeemed limited partnership units are accounted for as a deduction from partners' equity.

     Income Taxes - No provision for income taxes has been recorded since the liability for such taxes is that of each of the partners rather than the Partnership. The Partnership's income tax returns are subject to examination by the federal and state taxing authorities, and changes, if any, could adjust the individual income taxes of the partners.

     Reclassifications - Certain items from prior years have been reclassified to conform to the 2003 classifications.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     Recent Accounting Pronouncements - In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The Statement requires that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except in certain circumstances, and for hedging relationships designated after June 30, 2003. The adoption of this standard did not have a material effect on the Company's financial position or results of operations.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures in its statements of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. For nonpublic entities, the effective date of the provisions of SFAS No. 150 that relate to mandatorily redeemable financial instruments has been deferred until fiscal years that begin after December 31, 2003. The adoption of this standard is not expected to have a material effect on the Company's financial position or results of operations.

     In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. In December 2003, the FASB issued a revision to FIN 46, or Revised Interpretation, to clarify some of the provisions of FIN 46. FIN 46 provides guidance on how to identify a variable interest entity, or VIE, and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE must be included in a company's consolidated financial statements. A company that holds variable interests in an entity is required to consolidate the entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or receive a majority of the entity's expected residual returns, if any. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations. However, the Revised Interpretations must be applied no later than the first quarter of fiscal year 2004. VIEs created after January 1, 2004 must be accounted for under the Revised Interpretations. There has been no material impact to the Company's financial statements and there is no expected impact from the adoption of the deferred provisions in the first quarter of fiscal year 2004.

     The Company does not believe that any other recently issued, but not yet effective, accounting standards will have a material effect on the Company's financial position or results of operations.

3.   Joint Ventures

     The Partnership and its affiliates, entities in which ICON Capital Corp, is also the general partner formed seven ventures discussed below for the purpose of acquiring and managing various assets. The Partnership and its affiliates have identical investment objectives and participate on the same terms and conditions. The Partnership has a right of first refusal to purchase the equipment, on a pro-rata basis, if any of the affiliates desire to sell their interests in the equipment.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

Consolidated Joint Ventures

     The three ventures described below are majority owned and are consolidated with the Partnership. The Partnership's consolidated financial statements include 100% of the assets and liabilities, as well as 100% of the related revenues and expenses of these ventures. The interests of ICON Cash Flow
Partners L.P. Six ("L.P. Six"), ICON Cash Flow Partners L.P. Seven ("L.P. Seven") and ICON Income Fund Eight A L.P. ("Fund Eight A") and ICON Income Fund Nine, LLC ("Fund Nine") in the related ventures, have been reflected as minority interests in consolidated joint ventures on the consolidated balance sheets and consolidated statements of operations.

     ICON Cheyenne LLC
     -----------------

     In December 2000, the Partnership and three affiliates, L.P. Six, L.P. Seven and Fund Eight-A formed ICON Cheyenne LLC ("ICON Cheyenne") for the purpose of acquiring a portfolio of leases for an aggregate purchase price of $29,705,716, the purchase price consisted of $11,401,151 and the assumption of non-recourse debt of $18,304,565. The non-recourse debt is structured so as to be amortized with rentals due under the leases. The leases expire on various dates through September 2006. The Partnership, L.P. Seven, L.P. Six and Fund Eight A have ownership interests of 87.69%, 10.31%, 1.0% and 1.0%, respectively, in ICON Cheyenne.

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

     ICON Aircraft 24846, LLC
     ------------------------

     In 2000, the Partnership and two affiliates, L.P. Seven and Fund Eight A, formed ICON Aircraft 24846 LLC ("ICON Aircraft 24846") for the purpose of acquiring an investment in a 767-300 ER aircraft originally leased to Scandinavian Airline Systems ("SAS") for a purchase price of $44,515,416. The purchase price was funded with cash of $2,241,371 and the assumption of non-recourse debt of $42,274,045. The lenders have a security interest in the aircraft and an assignment of the rental payments under the lease. The lease with SAS expired in March 2003, at which time the balance of the non-recourse debt outstanding was approximately $34,500,000. The Partnership has been making contributions toward making interest only payments on the outstanding non-recourse debt, during the remarketing of the aircraft by the General Partner. The Partnership, L.P. Seven and Fund Eight A have ownership interests of 96.0%, 2.0%, and 2.0%, respectively, in ICON Aircraft 24846.

     ICON Aircraft 47820 LLC
     -----------------------

     In 2003, the Partnership and Fund Nine formed ICON Aircraft 47820 LLC ("ICON 47820") for the purpose of acquiring an investment in a McDonnell Douglas DC10-30F aircraft leased to Fedex Corporation for a purchase price of $27,287,644, which was funded with cash of $3,076,564 and non-recourse debt of $24,211,080. The lenders have a security interest in the aircraft and an assignment of the rental payments under the lease. The lease is scheduled to expire in March 2007, at which time the balance of the non-recourse debt outstanding is scheduled to be approximately $2,916,523. In addition, there was a total of $818,629 in acquisition fees paid to the General Partner of which the Partnership's share was $736,766.

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

     The four joint ventures described below are 50%, 49%, 5% and 15% owned by the Partnership, respectively and are accounted for under the equity method.

     ICON Aircraft 126, LLC
     ----------------------

     In early 2002, the Partnership and Fund Nine formed ICON Aircraft 126 LLC ("ICON 126") for the purpose of acquiring all of the outstanding shares of Delta Aircraft Leasing Limited ("D.A.L."), a Cayman Islands registered company, which owns, through an Owner Trust, an Airbus A340-313X aircraft which is on lease to Cathay Pacific through March 2006. The stock was acquired for $4,250,000 in cash. The aircraft owned by D.A.L. is subject to non-recourse debt provided by unaffiliated lenders. As of December 31, 2003, there was $63,351,443 outstanding under the non-recourse debt.

     The Partnership and Fund Nine each own a 50% interest in ICON 126. ICON 126 consolidates the financial position and results of operations of D.A.L. in its financial statements.

     The Partnership's original investment in ICON 126 was recorded at a cost of $3,242,901, inclusive of related acquisition fees of $1,117,901 paid to the General Partner.

     Information as to the consolidated financial position and results of operations of ICON 126 as of and for the years ended December 31, 2003 and 2002 is summarized below:



                                         December 31, 2003    December 31, 2002
                                         -----------------    -----------------

 Assets                                  $    70,492,181        $    74,332,428
                                         ===============        ===============

 Liabilities                             $    63,351,443        $    67,598,170
                                         ===============        ===============

 Equity                                  $     7,140,738        $     6,734,258
                                         ===============        ===============

 Partnership's share of equity           $     3,570,369        $     3,367,129
                                         ===============        ===============


                                       For the Year Ended     For the Year Ended
                                        December 31, 2003     December 31, 2002
                                        -----------------     -----------------

 Net income                              $       406,480        $       248,456
                                         ===============        ===============

 Partnership's share of net income       $       203,240        $       124,228
                                         ===============        ===============

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

     Information as to the financial position and results of operations of ICON SPK as of and for the years ended December 31, 2003 and 2002 is summarized below:

                                       December 31, 2003      December 31, 2002
                                       -----------------      -----------------

Assets                                  $     3,895,288       $   6,452,790
                                        ===============       =============

Liabilities                             $       277,499       $     522,168
                                        ===============       =============

Equity                                  $     3,617,789       $   5,930,622
                                        ===============       =============

Partnership's share of equity           $     1,772,716       $   2,906,004
                                        ===============       =============

                                      For the Year Ended    For the Year Ended
                                       December 31, 2003     December 31, 2002

Net income                              $       186,355       $     504,129
                                        ===============       =============

Partnership's share of net income       $        91,314       $     247,022
                                        ===============       =============

Distributions                           $     2,499,188       $   2,556,006
                                        ===============       =============

Partnership's share of distributions    $     1,224,602       $   1,252,443
                                        ===============       =============

     ICON/Kenilworth LLC
     -------------------

     On September 30, 2002, the Partnership and Fund Nine formed ICON/Kenilworth LLC for the purpose of acquiring a natural gas-fired 25MW co-generation facility for a total purchase price of $8,630,000 in cash, and assumed non-recourse debt of $7,658,892, consisting of a senior debt of $7,420,156 and a junior debt of $238,736. The facility is subject to a lease with Energy Factors Kenilworth, Inc., and the lease expires in July 2004. In addition, there was a total of $459,843 in acquisition fees paid to the General Partner.

     Subsequent to the closing of the acquisition, the purchase price was adjusted by the following amounts, (i) the cash amount was reduced to $8,410,000 and (ii) the non-recourse debt was reduced to $6,918,091, with an adjustment of $740,801 to the senior debt.

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

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     Information as to the financial position of ICON/Kenilworth LLC as of and for the years ended December 31, 2002 and 2003 is summarized below:

                                       December 31, 2003      December 31, 2002
                                       -----------------      -----------------

Assets                                  $    11,560,661        $  15,157,182
                                        ===============        =============

Liabilities                             $     2,168,837        $   6,109,365
                                        ===============       =============

Equity                                  $     9,391,824        $   9,047,817
                                        ===============        =============

Partnership's share of equity           $       469,591        $     452,391
                                        ===============        =============

                                      For the Year Ended     For the Year Ended
                                       December 31, 2003      December 31, 2002
                                       -----------------      ------------------

Net income                              $       863,127        $     177,974
                                        ===============        =============

Partnership's share of net income       $        43,156        $       8,899
                                        ===============        =============

Distributions                           $       519,120        $        -
                                        ===============       =============

Partnership's share of distributions    $        25,956        $        -
                                        ===============       =============

     ICON Aircraft 46835, LLC
     ------------------------

     In December 2002, the Partnership and Fund Nine formed ICON Aircraft 46835, LLC ("ICON 46835") for the purpose of acquiring an investment in a McDonnell Douglas DC-10-30F aircraft leased to Fedex Corporation for a purchase price of $25,291,593, which was funded with cash of $3,000,000 and non-recourse debt of $22,291,593. The rents with the security interest in the aircraft have been assigned to the non-recourse lender. The lease is scheduled to expire in March 2007, at which time the balance of the non-recourse debt outstanding is scheduled to be approximately $2,708,000. In addition, there was a total of $758,748 in acquisition fees paid to the General Partner of which the Partnership's share was $113,812.

     The Partnership and Fund Nine have ownership interests of 15% and 85%, respectively. The Partnership accounts for the investment following the equity method. The Partnership's original investment was recorded at a cost of $450,000 inclusive of related acquisition fees of $113,812 and is adjusted for its share of earnings, losses, and distributions thereafter.

     Information as to the financial position and results of operations of ICON 46835 as of and for the year ended December 31, 2003 and 2002 is summarized below:

                                       December 31, 2003     December 31, 2002
                                       -----------------     -----------------

Assets                                  $    21,113,830      $    26,071,518
                                        ===============      ===============

Liabilities                             $    17,316,827      $    22,303,057
                                        ===============      ===============

Equity                                  $     3,797,003      $     3,768,461
                                        ===============      ===============

Partnership's share of equity           $       569,551      $       565,269
                                        ===============      ===============

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued



                                      For the Year Ended     For the Year Ended
                                       December 31, 2003      December 31, 2002
                                       -----------------      -----------------

Net income                              $        28,542        $         9,715
                                        =================      ===============

Partnership's share of net income       $         4,282        $         1,457
                                        ================       ===============

Seacor Joint Ventures
----------------------

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

4.   Investments in Unguaranteed Residual Values

     During the year ended December 31, 2001, the Partnership acquired residual interests in a portfolio of technology and other equipment leases for $2,406,128. Leases in this portfolio have expiration dates through March 2005. The Partnership has received $1,933,003 and $63,539 and in proceeds from sales of these interests for the years ended December 31, 2003, and 2002.

5.   Investment in Option

     In the fourth quarter of 2001, the Partnership invested $2,100,000 (including $900,000 in acquisition fees paid to the General Partner) for an option, which expires in 2012, to purchase a Boeing 737-524 aircraft on lease to a United States based commercial airline. The purchase price of the option included an 8.5% $400,000 promissory note which was to mature in May 2012. On August 29, 2003, the promissory note was paid in full with accreted interest on November 27, 2003.

     The exercise price of the option decreases periodically according to a predetermined schedule over the term of the option from $30 million in 2001 to $9 million in 2012.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

6.   Finance Lease Receivables

     Regus Business Center Corp. ("Regus"), with whom the Partnership has been negotiating an amended lease agreement, has emerged from bankruptcy, with the approval of a new lease agreement. Regus had originally filed for Chapter 11 bankruptcy protection in the United States on January 14, 2003.

     Under the new lease agreement, Regus commenced making payments at a reduced rental rate, with an extension for 48 months, effective from March 15, 2003. As of December 31, 2003, Regus was current on payments. The receivables from Regus represents 17% of total receivables from finance leases.

     Kmart, Inc., ("Kmart") with whom the Partnership has five leases, had filed for Chapter 11 bankruptcy protection in January 2002. The Partnership's finance leases with Kmart were acquired during 2001 for an aggregate of $18,234,262, which consisted of a total cash investment of $681,720 and the assumption of $17,552,542 of non-recourse debt. Kmart has since emerged from bankruptcy, and has made all scheduled rental payments through March 2004. The receivables from Kmart represents 77% of total receivables from finance leases.

     Non-cancelable minimum annual amounts receivable on finance leases are as follows:

                        Year Ending
                       December 31,
                       ------------

                           2004                      $      6,175,716
                           2005                             5,154,943
                           2006                             3,623,305
                           2007                               238,922
                                                     ----------------

                                                     $     15,192,886
                                                     ================

7.   Investments in Operating Leases

     In early 2002, the Partnership formed ICON Aircraft 123 LLC ("ICON 123") as a wholly owned subsidiary for the purpose of acquiring all of the outstanding shares of Alpha Aircraft Leasing Limited ("A.A.L."), a Cayman Islands registered company, which owns, through an Owner Trust, an Airbus A340-313X aircraft which is on lease to Cathay Pacific through March 2006. The stock was acquired in the first quarter of 2002 for $4,250,000 in cash. The aircraft owned by A.A.L. is subject to non-recourse debt provided by unaffiliated lenders. The lenders have a security interest in the aircraft and an assignment of the rental payments under the lease. The fair value of the aircraft was $75,263,566 at the date of acquisition and the principal balance of the debt was $70,495,058 at such date.

     The Partnership paid on behalf of ICON Aircraft 24846, LLC, maintenance fee of $745,872 for the sole aircraft owned by ICON Aircraft 24846, LLC. The aircraft was on lease to Scandinavian Airlines Systems through March 2003. The Partnership is currently negotiating with another airline with whom affiliates of the Partnership have been conducting business.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     The investment in operating leases at December 31, 2003, 2002 and 2001 consisted of the following:




                                                              2003               2002             2001
                                                              ----               ----             ----

     Equipment cost, beginning of year                     $  166,325,943   $   95,156,568    $   76,284,645

     Equipment acquisitions                                    27,287,644       75,263,566        19,182,105
     Initial direct costs                                         818,629        2,242,352           562,699

     Equipment dispositions                                    (1,804,739)      (6,336,543)         (872,881)
                                                           --------------   --------------    --------------
     Equipment cost, end of year                              192,627,477      166,325,943        95,156,568
                                                           ==============   ==============    ==============

     Accumulated depreciation, beginning of year              (23,591,192)     (11,456,484)         (111,940)
     Accumulated depreciation on
       equipment dispositions                                   1,113,221        2,036,346            335,991

     Depreciation expense                                     (16,896,463)     (14,171,054)      (11,680,535)
                                                           --------------   --------------    --------------

     Accumulated depreciation, end of year                    (39,374,434)     (23,591,192)       11,456,484
                                                           --------------   --------------    --------------

     Investments in operating leases, end of year          $  153,253,043   $  142,734,751    $   83,700,084
                                                           ==============   ==============    ==============



Non-cancelable minimum annual amounts due on operating leases are as follows:

                        Year Ending
                        December 31,
                        ------------

                           2004                      $     12,921,171
                           2005                            12,004,533
                           2006                             2,826,488
                           2007                               727,224
                           2008                               298,970
                                                     ----------------

                                                     $     28,778,386
                                                     ================

8.   Notes Payable

     As  of  December  31,  2003   non-recourse  debt  consists  of  $63,078,045
attributable to ICON 123, $34,491,632 attributable to ICON Aircraft 24846, $19,052,619 attributable to ICON 47820, $10,426,128 attributable to the Kmart leases, $4,420,011 attributable to other leases and $1,470,287 attributable to ICON Cheyenne. The ICON 123 note carries a fixed interest rate of 5.35%; the ICON Aircraft 24846 note carries a floating interest rate of LIBOR plus 2.25%, the related lease rate adjusts on a similar basis; the ICON 47820 note carriers a fixed interest rate of 4.035%. The ICON Cheyenne notes carry fixed interest rates ranging from 5.52% to 10.05% and the remaining notes carry fixed interest rates ranging from 6.27% to 10.00%.

     As of December 31, 2002 notes payable non-recourse consists of 67,419,745 attributable to ICON 123, $35,419,214 attributable to ICON Aircraft 24846, $4,796,713 attributable to ICON Cheyenne, $13,778,386 attributable to the Kmart leases and $11,817,281 attributable to other acquisitions.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     On May 30, 2002, the Partnership entered into a $17,500,000 joint and several line of credit agreement shared with L.P. Seven and Fund Eight A L.P. (the "Initial Funds"), with Comerica Bank as lender. Under the terms of the agreement, the Partnership may borrow at a rate equal to the Comerica Bank base rate plus 1% (together, 5.00% at December 31, 2003) and all borrowings are to be jointly and severally collateralized by the present values of rents receivable and equipment owned by all of the Initial Funds sharing in the joint line of credit. On December 12, 2002, the agreement was amended to admit Fund Nine, collectively along with the Initial Funds (the "Funds"), as a borrower sharing the $17,500,000 joint line of credit agreement. The Funds have entered into a Contribution Agreement, dated as of May 30, 2002, as amended December 12, 2002, pursuant to which the Funds have agreed to restrictions on the amount and the terms of their respective borrowings under the line of credit in order to minimize the risk that a Fund would not be able to repay its allocable portion of the outstanding revolving loan obligation at any time, including restrictions on any Fund borrowing in excess of the lesser of (A) an amount each Fund could reasonably expect to repay in one year out of its projected free cash flow, or
(B) the greater of (i) the Borrowing Base (as defined in the line of credit agreement) as applied to such Fund, and (ii) 50% of the net worth of such Fund. The Contribution Agreement provides that, in the event a Fund pays an amount under the agreement in excess of its allocable share of the obligation under the agreement whether by reason of an Event of Default or otherwise, the other Funds will immediately make a contribution payment to such Fund in such amount that the aggregate amount paid by each Fund reflects its allocable share of the aggregate obligations under the agreement.

     The Funds' obligations to each other under the Contribution Agreement are collateralized by a subordinate lien on the assets of each participating Fund. The line of credit was extended for twelve additional months expiring May 31, 2004. As of December 31, 2003, the Partnership had $2,000,000 outstanding under the line. Aggregate borrowing by all Funds under the line of credit agreement aggregated $12,779,986 on December 31, 2003.

     Principal maturities of the Partnership's notes are as follows:

                        Non-recourse       Notes Payable
  Year                    debt               Recourse             Total
  ----                    ----               --------             -----

  2004              $     51,193,700      $    2,000,000    $   53,193,700
  2005                    16,403,542                -           16,403,542
  2006                    61,812,697                -           61,812,697
  2007                     2,731,787                -            2,731,787
  2008                       796,996                -              796,996
                    ----------------      --------------    --------------

                    $    132,938,722      $    2,000,000    $  134,938,722
                    ================      ==============    ==============

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

9.   Related Party Transactions

     Fees and other expenses paid or accrued by the Partnership to the General Partner or its affiliates for the period ended December 31, 2003, 2002 and 2001, were as follows:



                                               2003           2002            2001
                                               ----           ----            ----
   Organization and
       offering expenses                $         -     $         -       $  1,105,652  Charged to equity
     Underwriting commissions                     -               -          1,060,373  Charged to equity
     Acquisition fees                        736,766        3,498,611        3,122,207  Capitalized to equipment
     Management fees                       2,008,870        2,137,679        1,344,637  Charged to
                                                                            operations
     Administrative expense
       reimbursements                        936,605          966,832          572,981  Charged to
                                        ------------   --------------    -------------   operations

                                        $  3,682,241   $    6,603,122    $   7,205,850
                                        ============   ==============    =============



     In accordance with the terms of the Management Agreement, the Partnership pays the General Partner (i) management fees based on a percentage of rentals received either directly by the Partnership or through joint ventures (ranging from 1% to 7%) and (ii) acquisition fees based on the gross value of transactions (3%). In addition, the General Partner is reimbursed for administrative expenses incurred by it in connection with the Partnership's operations.

     The Partnership has a net receivable from affiliates of $167,170 for its share of distribution and rental payments received on behalf of the Partnership. Included in this amount is a payable of $6,650 to the General Partner. This is non-interest bearing and scheduled to be paid during year 2004.

10.  Tax Information (Unaudited)

     The following table reconciles net income for financial statement reporting purposes to income for federal income tax purposes for the years ended December 31, 2003, 2002 and 2001.



                                                                     2003            2002             2001
                                                                     ----            ----             ----
Net (loss) income for financial statements
       reporting purposes                                     $  (5,181,209)    $    (136,897)   $     820,109
     Temporary differences due to:
       Direct finance leases                                      5,169,677        (1,203,869)       3,191,450
       Depreciation                                               5,515,307          (765,632)      (5,717,920)
       Tax loss from joint venture                               (5,022,993)        1,053,874       (3,652,921)
       Rent - consolidated joint venture                        (14,628,970)      (11,871,292)      (6,052,762)
       Interest expense - consolidated joint venture              5,229,339         5,151,595        2,629,810
       (Gain)/loss on sale of equipment                            (267,320)              -               -
       Other                                                      1,260,957           267,647         (341,012)
                                                              -------------     -------------    -------------
      Net loss for federal income
       tax reporting purposes                                 $  (7,925,212)    $  (7,504,574)   $  (9,123,246)
                                                              =============     =============    ==============


                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     As of December 31, 2003, the partners' capital accounts included for financial statements reporting purposes totaled $40,363,969 compared to the partners' capital accounts for federal income tax reporting purposes of $29,872,850 (unaudited). The difference arises primarily from temporary differences between net income for financial statement reporting purposes and net loss for federal income tax purposes, such as accelerated depreciation for tax purposes and the difference in the tax and financial statements treatment of finance leases, partially offset by commissions reported as a reduction in the partners' capital accounts for financial statement reporting purposes but not for federal income tax reporting purposes.

11.  Selected Quarterly Financial Data (Unaudited)

     The following table is a summary of selected financial data by quarter for the year ended December 31, 2003 and 2002:



                                                                            For the Quarter Ended
                                                                            ----------------------

                                                 March 31,           June 30,       September 30,         December 31,
                                                 ---------           --------       -------------         ------------

2003

     Revenues                                  $   6,335,000      $    6,170,231    $   6,076,732       $     6,568,124
                                               =============      ==============    =============       ===============

     Net income allocable to
       limited partners                        $    (519,554)     $   (1,679,164)   $  (2,305,047)      $      (625,632)
                                                =============      ==============    =============       ===============

     Net income per weighted
       average limited partnership unit        $       (.69)      $       (2.25)    $       (3.09)      $          (.83)
                                               =============      ==============    =============       ===============

2002

     Revenues                                  $   6,082,971      $    6,725,602    $   6,527,843       $     6,130,945
                                               =============      ==============    =============       ===============

     Net income allocable to
       limited partners                        $     519,074      $     (307,185)   $    (144,988)      $      (202,429)
                                               =============      ==============    =============       ===============

     Net income per weighted
       average limited partnership unit        $        .69       $        (.41)    $        (.19)      $          (.27)
                                               =============      ==============    =============       ===============



12.  Significant Lessees
     --------------------

     The Partnership had two lessees who accounted for more than 10% of the Partnership's total revenue during the years ended December 31, 2003, 2002 and one lessee who accounted for more than 10% of the Partnership's total revenue during the year ended December 31, 2001. During 2003, equipment leased to Cathay Pacific and BAE Systems PLC generated 33% and 10% of total revenue, respectively. During 2002, equipment leased to Cathay Pacific and BAE Systems PLC generated 27% and 10% of total revenue. During 2001, equipment leased to BAE systems, PLC generated 11% of total revenue.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                                December 31, 2003

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     The information required by Item 304 of Regulation S-K was filed as part of the Partnership's 2002 Reports on Form 8-K filed on
February 5, 2003.

Item 9a.  Control and Procedures
          ----------------------

     The Partnership carried out an evaluation, under the supervision and with the participation of management of ICON Capital Corp., the Manager of the Partnership, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934. Based upon the evaluation, the Principal Executive Officer and the Principal Financial Officer concluded that the Partnership's disclosure controls and procedures were effective.

     There were no significant changes in the Partnership's internal control over financial reporting during the Partnership's fourth fiscal quarter that have materially affected, or are likely to materially affect, the Partnership's internal control over financial reporting.


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

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                                December 31, 2003

     The officers and directors of the General Partner are as follows:

 Beaufort J.B. Clarke        Chairman, Chief Executive Officer and Director

 Paul B. Weiss               President and Director

 Thomas W. Martin            Executive Vice President and Director

     Beaufort J. B. Clarke, age 57, has been Chairman, Chief Executive Officer and Director of the General Partner since 1996. Prior to his present position, Mr. Clarke was founder and the President and Chief Executive Officer of Griffin Equity Partners, Inc. Mr. Clarke was an attorney with Shearman and Sterling and has over 20 years of senior management experience in the United States leasing industry.

     Paul B. Weiss, age 43, is President and Director of the General Partner. Mr. Weiss has been exclusively engaged in lease acquisitions since 1988 from his affiliations with the General Partner since 1996, Griffin Equity Partners (as Executive Vice President from 1993-1996); Gemini Financial Holdings (as Senior Vice President-Portfolio Acquisitions from 1991-1993) and Pegasus Capital Corporation (as Vice President-Portfolio Acquisitions from 1988-1991). He was previously an investment banker and a commercial banker.

     Thomas W. Martin, age 50, has been Executive Vice President of the General Partner since 1996. Prior to his present position, Mr. Martin was the Executive Vice President and Chief Financial Officer of Griffin Equity Partners, Inc. (1993-1996), Gemini Financial Holdings (as Senior Vice President from 1992-1993) and Chancellor Corporation (as Vice President-Syndications from 1985-1992). Mr. Martin has 19 years of senior management experience in the leasing business.

Item 11.  Executive Compensation
          ----------------------

     The Partnership has no directors or officers. The General Partner and its affiliates were paid or accrued the following compensation and reimbursement for costs and expenses for the years ended December 31, 2003 and 2002.




        Entity                  Capacity          Type of Compensation                2003           2002
        ------                  --------          --------------------                ----           ----

ICON Capital Corp.         General Partner      Organization and
                                                  offering expenses               $        -     $         -
ICON Securities Corp.      Dealer-Manager       Underwriting commissions                   -               -
ICON Capital Corp.         Manager              Acquisition fees                        736,766      3,498,611
ICON Capital Corp.         General Partner      Management fees                       2,008,870      2,137,679
ICON Capital Corp.         General Partner      Administrative expense
                                                  reimbursements                        936,605        966,832
                                                                                  -------------  -------------

                                                                                  $   3,682,241  $   6,603,122
                                                                                  =============  =============



     The   General   Partner   also  has  a  1%  interest  in  the  profits  and
distributions.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                                December 31, 2003

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

     (a) The Partnership is a limited partnership and therefore does not have voting shares of stock. No person of record owns, or is known by the Partnership to own beneficially, more than 5% of any class of securities of the Partnership.

     (b) As of March 30, 2004, Directors and Officers of the General Partner do not own any equity securities of the Partnership.

     (c) The General Partner owns the equity securities of the Partnership set forth in the following table:

           Title                        Amount Beneficially             Percent
         of Class                              Owned                    of Class
         --------                              -----                    --------

     General Partner    Represents initially a 1% and potentially a       100%
       Interest         10% interest in the Partnership's income, gain
                        and loss deductions.

Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

     None other than those disclosed in Item 11 herein and in Notes 3, 4 and 10 to the Consolidated Financial Statements.

Item 14.  Principal Accountant Fees and Services
          --------------------------------------

                              2003            2002           Description
                              ----            ----           -----------

Audit fees                $     55,000    $      -           Audit
Audit related fees                  -            -
Tax fees                         2,475           -           Tax compliance
All other fees                      -            -
Total                     $     57,475  $        -
                          ------------  ------------

PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
          ---------------------------------------------------------------

(a)  1.  Financial Statements - See Part II, Item 8 hereof.

     2.  Financial Statement Schedule - None.

          Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated Financial Statements or Notes thereto.

     3.  Exhibits - The following exhibits are incorporated herein by reference:

          (i) Amended and Restated Agreement of Limited Partnership (Incorporated by reference to Exhibit 4.1 to Post-Effective Amendment No. 6 to Form S-1 Registration Statement No. 333-54001 filed with the Securities and Exchange Commission on May 19, 2000).

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                                December 31, 2003

          (ii) Certificate of Limited Partnership of the Partnership (Incorporated herein by reference to Exhibit 4.3 to
               Post-Effective Amendment No. 6 Form S-1 Registration Statement No. 333-54001 filed with the Securities and Exchange Commission on May 19, 2000).

          (iii) Loan and Security Agreement

          (iv) First Amendment to Loan and Security Agreement

          (v)  Unconsolidated Joint Venture Financial Statements

               ICON SPK 2023-A, LLC - as of and for the year ended December 31, 2002

               ICON Aircraft 126, LLC - as of and for the year ended December 31, 2002


(b)  Reports on Form 8-K

     None

(c)  Exhibits

     31.1 Rule 13a-14(a)/15d-14(a) certifications

     31.2 Rule 13a-14(a)/15d-14(a) certifications

     32.1 Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 Certification of Executive Vice President and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                                December 31, 2003

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

                               ICON Income Fund Eight B L.P.
                               File No. 333-37504 (Registrant)
                               By its General Partner, ICON Capital Corp.


Date: March 30, 2004           /s/ Beaufort J.B. Clarke
                               -------------------------------------
                               Beaufort J.B. Clarke
                               Chairman, Chief Executive Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

ICON Capital Corp.
sole General Partner of the Registrant

Date:  March 30, 2004             /s/ Beaufort J.B. Clarke
                                  -----------------------------------------
                                  Beaufort J.B. Clarke
                                  Chairman, Chief Executive Officer and Director


Date:  March 30, 2004             /s/ Paul B. Weiss
                                  ----------------------------------------
                                  Paul B. Weiss
                                  President and Director


Date:  March 30, 2004             /s/ Thomas W. Martin
                                  ----------------------------------------
                                  Thomas W. Martin
                                  Executive Vice President
                                  (Principal Financial and Accounting Officer)


Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrant Which have not Registered Securities Pursuant to
Section 12 of the Act

No annual report or proxy material has been sent to security holders. An annual report will be sent to the limited partners and a copy will be forwarded to the Commission.

Exhibit 31.1

Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)


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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15e) for the registrant and we have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this annual report based on such evaluation; and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the board of directors of the Corporate Manager (or persons performing the equivalent function):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control, are reasonably likely to materially affect the Partnership ability to record, process, summarize and report financial information and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting

Dated:  March 30, 2004

/s/ Beaufort J.B. Clarke
-----------------------------
Beaufort J. B. Clarke
Chairman and Chief Executive Officer
ICON Capital Corp.
sole General Partner of ICON Income Fund Eight B L.P.

Exhibit 31.2

Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15e) for the registrant and we have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this annual report based on such evaluation; and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the board of directors of the Corporate Manager (or persons performing the equivalent function):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control, are reasonably likely to materially affect the Partnership ability to record, process, summarize and report financial information and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  March 30, 2004

/s/ Thomas W. Martin
----------------------------------------
Thomas W. Martin
Executive Vice President
(Principal Financial and Accounting Officer)
ICON Capital Corp.
sole General Partner of ICON Income Fund Eight B L.P.

EXHIBIT 32.1

        Certification of Chief Executive Officer Pursuant to Section 906
                        of the Sarbanes-Oxley Act of 2002
                                (18 U.S.C. 1350)


     I, Beaufort J.B. Clarke, Chairman and Chief Executive Officer of ICON Capital Corp, the sole General Partner of ICON Income Fund Eight B L.P., in connection with the Annual Report of ICON Income Fund Eight B, L.P. (the "Partnership") on Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Annual Report") certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

(1) the Annual Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and

(2) the information contained in the Annual Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership


Dated:  March 30, 2004




   /s/ Beaufort J.B. Clarke
   ------------------------------------------------------
   Beaufort J.B. Clarke
   Chairman and Chief Executive Officer
   ICON Capital Corp.
   sole General Partner of ICON Income Fund Eight B L.P.

EXHIBIT 32.2

        Certification of Chief Executive Officer Pursuant to Section 906
                        of the Sarbanes-Oxley Act of 2002
                                (18 U.S.C. 1350)


     I, Thomas W. Martin, Executive Vice President (Principal Financial and Accounting Officer) of ICON Capital Corp, the sole General Partner of ICON Income Fund Eight B L.P., in connection with the Annual Report of ICON Income Fund Eight B, L.P. (the "Partnership") on Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Annual Report") certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

     (1) the Annual Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and

     (2) the information contained in the Annual Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership


Dated:  March 30, 2004




  /s/ Thomas W. Martin
  -------------------------------------------------------
  Thomas W. Martin
  Executive Vice President (Principal
  Financial and Accounting Officer)
  ICON Capital Corp.
  sole General Partner of ICON Income Fund Eight B L.P.

                               SECOND AMENDMENT TO
                           LOAN AND SECURITY AGREEMENT



     This SECOND AMENDMENT TO LOAN AND SECURITY AGREEMENT (the "Amendment") is made as of April 9, 2003 by and between ICON Cash Flow Partners L.P. Seven, a Delaware limited partnership ("Borrower 1"), ICON Income Fund Eight A L.P., a
Delaware limited partnership ("Borrower 2"), ICON Income Fund Eight B L.P., a Delaware limited partnership ("Borrower 3"), and ICON Income Fund Nine, LLC, a Delaware limited liability company ("Borrower 4" and together with Borrower 1, Borrower 2 and Borrower 3, "Borrower"), on the one hand, and Comerica Bank-California, a California banking corporation ("Lender"), on the other hand, with respect to the Loan and Security Agreement, dated as of May 30, 2002, and the First Amendment to Loan and Security Agreement, dated as of December 1, 2002, entered into by Borrower 1, Borrower 2, Borrower 3, Borrower 4 and Lender (as amended and modified through but excluding the date hereof, the "Agreement")."

                                    RECITALS

     WHEREAS, Borrower and Lender entered into the Agreement;

     WHEREAS, Borrower 1, Borrower 2 and Borrower 3 violated a covenant in the Agreement by each failing to earn a net profit after taxes of at least $1.00 for the fiscal year ending December 31, 2002, as required by Section 7.4 of the Agreement ("Section 7.4 Profitability Covenant");

     WHEREAS,  Borrower has  requested  that Lender  waive the  violation of the
Section 7.4 Profitability Covenant described in the preceding recital for the fiscal year ending December 31, 2002 only;

     WHEREAS, Borrower represent and warrant that, except for the violation of the Section 7.4 Profitability Covenant for the fiscal year ending December 31, 2002, described above, they each are in compliance with all terms, covenants and conditions of the Agreement and all representations and warranties in the Agreement are true and correct;

     WHEREAS, Borrower represent and warrant that, upon execution of this Amendment, they will each be in compliance with all terms, covenants and conditions of the Agreement, as amended by this Amendment, and all representations and warranties made by them in the Agreement, as amended by this Amendment, are and will be true and correct;

     WHEREAS, a deposit account in the name of Borrower 4 is maintained at Lender, in the name of Borrower 4, and Lender has a perfected security interest in that deposit account and the proceeds thereof pursuant to the Agreement, which account has on deposit the sum of $9,000,000.00 or more;

     WHEREAS, Lender is willing to agree to Borrower's request, on the terms and conditions set forth below;

                       NOW, THEREFORE, IT IS AGREED THAT:

     1. Definitions. Unless otherwise indicated, words and terms which are defined in the Agreement shall have the same meaning where used herein.

     2. Amendments. A new Section 5.12.3 is added to Agreement, to read as follows:

          5.12.3 Maintain on deposit with Lender in Deposit Account 1892187368, or such other deposit account or accounts as Borrower and Lender may agree, cash in an amount equal to or greater than the outstanding principal balance of the Loans. Borrower agree that Lender may refuse to allow any withdrawal from such deposit account or accounts if the effect of doing so would be to reduce the cash balance to an amount less than the outstanding principal balance of the Loans. In addition, Borrower may not obtain a Revolving Loan if the effect of doing so would be to increase the outstanding principal balance of the Loans to an amount greater than the amount of cash in the above-described deposit account or accounts.

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

     4. Compliance with Loan Documents. Borrower 1, Borrower 2, Borrower 3 and Borrower 4 each represents and warrants to Lender as follows: Except as stated in the Recitals to this Amendment: (a) as of the date hereof, each Borrower has complied, and is in compliance, with all of the terms, covenants and conditions of the Loan Agreement and the other Loan Documents applicable to it; (b) as of the date hereof, there exists no Event of Default under the Loan Agreement or any of the other Loan Documents or an event which would constitute an Event of Default upon the lapse of time or upon the giving of notice and the lapse of time specified therein; and (c) the representations and warranties of each Borrower in the Loan Agreement and the other Loan Documents are true and with the same effect as though such representations and warranties had been made by such Borrower as of the date hereof Each Borrower further represents and warrants that, upon this Amendment becoming effective, each Borrower will be in compliance with all of the terms, covenants, and conditions of the Loan Agreement and the other Loan Documents, and all representations and warranties will be true.

     5. Authorization Each party hereto represents to the other that the individual executing this Amendment on its behalf is the duly appointed signatory of such party and that such individual is authorized to execute this Amendment by or on behalf of such party and to take all action required by the terms of this Amendment.

     6. When Amendment is Effective. This Amendment shall be deemed binding and effective as of April 9, 2003 when this Amendment is executed by Borrower 1, Borrower 2, Borrower 3, Borrower 4 and Lender.

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


ICON CASH FLOW PARTNERS L.P.
SEVEN, a Delaware Limited Partnership
By ICON Capital Corp., its general partner

By:____________________________
         Paul B. Weiss, President









     ICON INCOME FUND EIGHT A L.P., a Delaware Limited Partnership By ICON Capital Corp., its general partner

ICON INCOME FUND NINE, LLC, a Delaware Limited Liability Company
By:   ICON Capital Corp., its manager


By:_______________________________
         Paul B. Weiss, President
         Address for Notices:
         ICON INCOME FUND NINE, LLC
         Attention: General Counsel
         100 5thAvenue, 10th Floor
         New York, New York 10011
         Facsimile No.: (212) 418-4739


COMERICA BANK-CALIFORNIA, a California banking corporation

By:______________________________
         John Esposito, Vice President


By:_________________________
         Paul B. Weiss, President


ICON INCOME FUND EIGHT B L.P.,
a Delaware Limited Partnership;;
By ICON Capital corp., its general partner

By:__________________________
         Paul B. Weiss, President

                               THIRD AMENDMENT TO
                           LOAN AND SECURITY AGREEMENT


     This THIRD AMENDMENT TO LOAN AND SECURITY AGREEMENT (the "Amendment") is made as of July 31, 2003 by and between ICON Cash Flow Partners L.P. Seven, a Delaware limited partnership ("Borrower 1"), ICON Income Fund Eight A L.P., a
Delaware limited partnership ("Borrower 2"), ICON Income Fund Eight B L.P., a Delaware limited partnership ("Borrower 3"), and ICON Income Fund Nine, LLC, a Delaware limited liability company ("Borrower 4" and together with Borrower 1, Borrower 2 and Borrower 3, "Borrower" or "Borrowers"), on the one hand, and Comerica Bank, successor by merger to Comerica Bank-California ("Lender"), on the other hand, with respect to the Loan and Security Agreement, dated as of May 30, 2002, the First Amendment to Loan and Security Agreement, dated as of December 1, 2002, entered into by Borrower 1, Borrower 2, Borrower 3, and Comerica Bank-California, the Second Amendment to Loan and Security Agreement, dated as of April 9, 2003, entered into by Borrower 1, Borrower 2, Borrower 3, Borrower 4 and Comerica Bank-California, and the letter agreement dated May 31, 2003 entered into by Borrower 1, Borrower 2, Borrower 3, Borrower 4 and Comerica Bank-California (as amended and modified through but excluding the date hereof, the "Agreement")."

                                    RECITALS

     WHEREAS, Borrower and Lender entered into the Agreement;

     WHEREAS, the Revolving Loan Maturity Date under the Agreement is July 31, 2003;

     WHEREAS, Borrower has requested that Lender extend the Revolving Loan Maturity Date to May 31, 2004;

     WHEREAS, Lender is willing to agree to Borrower's request, on the terms and conditions set forth below;

         NOW, THEREFORE, IT IS AGREED THAT:

     1. Definitions. Unless otherwise indicated, words and terms which are defined in the Agreement shall have the same meaning where used herein.

2.       Amendments.

     (a) The definition of "Borrowing Base" in the Agreement is amended to read as follows:

     Borrowing Base - means 80% of the Present Value of the Eligible Borrowing Base Contracts, plus Pledged Cash.




     (b) A new definition of "Cash Equivalents" is added to the Agreement, to read as follows:

     Cash Equivalents - the sum outstanding, at any one time, of (i) all cash (in United States dollars) owned by Borrower at such time plus (ii) the fair market value of all cash equivalents and short term investments (as those terms are defined in GAAP) owned by Borrower at such time, in each case excluding Pledged Cash.

     (c) The definition of "Eligible Borrowing Base Contract" in the Agreement is amended by adding the following subsections:

     (l) At the time Borrower seeks to have Lender make a Revolving Loan based on such contract, the Lessee or Debtor, as the case may be, must have a Standard & Poor's bond rating of BBB or better or a Risk Rating of 3 or better on Lender's internal risk rating system;

     (m) Lender, in its sole and absolute discretion, determines that it is willing to make a Revolving Loan based on such contract;

     (n) Lender shall have received a written acknowledgment, in form and substance satisfactory to Lender, from the Debtor or Lessee, as the case may be (and from the lender or lessor if the contract is an Indirect Loan Contract or an Indirect Lease) authenticating the contract, identifying the existing parties to the contract, stating that the contract is in full force and effect, stating that no default exists under the contract, stating that no prepayments on the contract have been made (or identifying such prepayments if any have been made), stating that the acknowledging party has not received any notice that the lender's/lessor's interest in the contract has been assigned or pledged to any other person, and providing such other information as Lender may request. As to contracts based on which Lender made a Revolving Loan prior to July 31, 2003, such written acknowledgment must be received by Lender within 45 days after Lender's demand to Borrower for such an acknowledgment; and

     (o) Payments made on contracts of the type described in Sections 2.11(a) and 2.11(c) of this Agreement on or after October 1, 2003 are received in the Lockbox; and payments paid to a Borrower with respect to contracts of the type described in Section 2.11(b) of this Agreement on or after October 1, 2003 are received in the Lockbox.

     (d) A new definition is added to the Agreement, to read as follows:

          Lockbox - has the meaning set forth in Section 2.11(a) hereof.

(e)      A new definition is added to the Agreement, to read as follows:

               Pledged Cash - Cash owned by Borrower maintained in a deposit account or deposit accounts with Lender in the name of one or more Borrowers, in which Lender has a perfected first priority security interest to secure payment and performance of the Obligations, and which Borrower has agreed in writing may not be withdrawn by Borrower.

     (f) The definition of "Revolving Loan Maturity Date" in the Agreement is amended to read as follows:

                       Revolving Loan Maturity Date - May 31, 2004.

(g)      Section 1.3.1 of the Agreement is amended to read as follows:

     1.31 Facility Fee. A Facility Fee in the amount of $87,500.00 per year, payable in arrears in installments of $21,875.00 per quarter payable on June 30, September 30, December 31, and March 31 of each year through the Revolving Loan Maturity Date or, if an extension of time beyond the Revolving Loan Maturity Date for advances and repayment is provided, through the end of the extension period.

(h)      A new Section 2.11 is added to the Agreement to read as follows:

2.11     Lockbox.

     (a) On all Loan Contracts and Leases based on which Lender has made a Loan, Borrower shall notify all Debtors and Lessees in writing, by means of a letter in the form attached hereto as Exhibit 5, to remit all payments to a post office box designated by Lender, to which only Lender shall have
     access  ("Lockbox"),   and  notify  such  Debtors  and  Lessees  that  such
     designation  may not be changed  without  the  written  consent of Comerica
     Bank.

     (b) On all Indirect Loan Contracts and Indirect Leases based on which Lender has made a Loan, when the lender or lessor is not an Affiliate of any Borrower, Borrower shall notify the applicable lender or lessor in writing, by means of a letter in the form attached hereto as Exhibit 6, to remit all payments payable to such Borrower to the Lockbox, and notify such lender or lessor that such designation may not be changed without the written consent of Comerica Bank.

     (c) On all Indirect Loan Contracts and Indirect Leases based on which Lender has made a Loan, when the lender or lessor is an Affiliate of any Borrower, Borrower shall cause such lender or lessor to notify the Debtor and Lessee in writing, by means of a letter in the form attached hereto as
     Exhibit 7, to remit all payments to the Lockbox, and notify such Debtors and Lessees that such designation may not be changed without the written consent of Comerica Bank. Borrower shall also cause such lender or lessor to execute a power of attorney in form and substance satisfactory to Lender authorizing Lender to endorse and negotiate all items received in the Lockbox and collect all proceeds thereof, and shall obtain the written consent of all Persons that have a direct or indirect interest in the lender's or lessor's interest in the contract to this procedure.

     (d) Borrower shall provide the notices described in subsections (a), (b) and (c) by a means requiring a written receipt and promptly deliver to Lender copies of the notices and proof of receipt by each of the recipients. For Loan Contracts and Leases based on which Lender has made a Loan prior to July 31, 2003, such notices must be sent by Borrower no later than three Business Days after the execution of the Third Amendment to the Agreement. For Loan Contracts and Leases based on which Lender makes a Loan on or after July 31, 2003, such notices must be sent within three Business Days after the Loan is made. All invoices and other documents sent by Borrower to any person to whom the notices described in subsections (a),
     (b) and (c) are to be sent, stating where the recipient is to remit payment, shall identify the Lockbox as the place to remit payment. (e) For the Loan Contracts and Leases described in subsections (a) and (b), as long as no Event of Default has occurred, Lender shall deliver the items received in the Lockbox to Borrower. For the Loan Contracts and Leases described in subsections (a) and (b), effective upon the occurrence of an Event of Default, Lender may retain items received in the Lockbox and apply them, and the proceeds thereof, to the Obligations. (f) For the Loan Contracts and Leases described in subsection (c), as long as no Event of Default has occurred, Lender shall deliver the items received in the Lockbox to the applicable Affiliate lender or lessor. For the Loan Contracts and Leases described in subsection (c), effective upon the occurrence of an Event of Default, Lender may endorse and negotiate all items received in the Lockbox and collect all proceeds thereof, apply to the Obligations any portion thereof to which any Borrower is entitled, and remit the excess to the applicable Affiliate lender or lessor on such Loan Contract or Lease.

(i)      Section 5.12.3 of the Agreement is deleted.

(j)      Section 5.14 of the Agreement is amended to read as follows:

     5.14 Audits. Permit Lender or representatives of Lender to conduct audits of Borrower's books and records relating to the Accounts, Inventory, Leases, Loan Contracts and other Collateral and make extracts therefrom no less frequently than annually (or at any time and without notice required if an Event of Default has occurred and is continuing) with results satisfactory to Lender, provided that Lender shall use its best efforts to not interfere with the conduct of Borrower's business, and arrange for verification of the Accounts directly with the account debtors obligated thereon or otherwise, of the Leases directly with the Lessees, and of the Loan Contracts directly with the Debtors, all under reasonable procedures acceptable to Lender and at Borrower's sole expense. Borrower shall pay all reasonable expenses incurred by Lender with respect to such audits.

     (k) Section 6.9 of the Agreement is amended by adding the following sentence at the end: "Notwithstanding anything to the contrary indicated above, Borrower shall not without Lender's prior written consent, after the end of a particular Borrower's reinvestment period, pay distributions or dividends to members, partners or shareholders of such particular Borrower, or redeem or retire any interest of any partner, member or shareholder of such particular Borrower if any amount of principal, interest or late charges remains outstanding on Revolving Loans made to such particular Borrower. In addition, a Borrower may not use proceeds received from the sale or other disposition of assets after the end of its reinvestment period to purchase Leases, Loan Contracts or other assets."

(l)      Section 7.1 of the Agreement is amended to read as follows:

     7.1 Aggregate Tangible Net Worth. All Borrowers, in the aggregate, shall maintain, as of the last day of the specified quarter, a Tangible Net Worth of not less than $155,000,000.

(m)      Section 7.3 of the Agreement is deleted and replaced by the following:

     7.3 Total Liabilities to Tangible Net Worth. All Borrowers, in the aggregate, shall maintain, as of the last day of each quarter, a ratio of total liabilities to Tangible Net Worth of not greater than 3.00 to 1.00.

(n)      Section 7.4 of the Agreement is deleted and replaced by the following:

     7.4 Minimum Cash Balance. Borrower shall ensure that at all times the sum of (a) the fair market value of Cash Equivalents owned by Borrower plus (b) Borrower's Unused Loan Capacity totals at least $7,500,000. For purposes of this section, "Borrower's Unused Loan Capacity" at any point in time equals the amount by which the lesser of (i) the Borrowing Base or (ii) the Maximum Revolving Amount exceeds the Obligations, as reflected to Lender's reasonable satisfaction in the monthly report described in the next sentence. Borrower shall provide to Lender as part of its monthly Borrowing Base/Eligible Borrowing Base Contract Aging Report within 15 days of each month end, information sufficient to show the amount of Cash Equivalents owned by it and its Unused Loan Capacity.

(o)      A new Section 10.19 is added to the Agreement, to read as follows:

     10.19 Waivers and Consents. Except as otherwise expressly provided in this Agreement, each Borrower waives notice of any Loans, notice of the occurrence of any default, Event of Default, or of any demand for any payment under this Agreement, notice of any action at any time taken or omitted by Lender under or in respect of any of the Obligations, any requirement of diligence or to mitigate damages and, generally, to the extent permitted by applicable law, all demands, notices, and other formalities of every kind in connection with this Agreement (except as otherwise provided in this Agreement). Each Borrower hereby assents to, and waives notice of, any extension or postponement of the time for the payment of any of the Obligations, the acceptance of any payment of any of the Obligations, the acceptance of any partial payment thereon, any waiver, consent or other action or acquiescence by Lender at any time or times in respect of any default by any Borrower in the performance or satisfaction of any term, covenant, condition or provision of this Agreement, any and all other indulgences whatsoever by Lender in respect of any of the Obligations, and the taking, addition, substitution or release, in whole or in part, at any time or times, of any security for any of the Obligations or the addition, substitution or release, in whole or in part, of any Borrower. Without limiting the generality of the foregoing, each Borrower assents to any other action or delay in acting or failure to act on the part of Lender with respect to the failure by any Borrower to comply with any of its respective Obligations, including, without limitation, any failure strictly or diligently to assert any right or to pursue any remedy or to comply fully with applicable laws or regulations thereunder, which might, but for the provisions of this section, afford grounds for terminating, discharging or relieving any Borrower, in whole or in part, from any of its Obligations, it being the intention of each Borrower that, so long as any of the Obligations hereunder remain unsatisfied, the Obligations of such Borrower shall not be discharged except by performance and then only to the extent of such performance. The Obligations of each Borrower shall not be diminished or rendered unenforceable by any winding up, reorganization, arrangement, liquidation, reconstruction or similar proceeding with respect to any Borrower or Lender. Each Borrower represents and warrants that it is currently informed of the financial condition of all Borrowers and of all other circumstances which a diligent inquiry would reveal and which bear upon the risk of nonpayment of the Obligations, and will continue to keep so informed. Each Borrower waives all rights and defenses arising out of an election of remedies by Lender.

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

     4. Compliance with Loan Documents. Borrower 1, Borrower 2, Borrower 3 and Borrower 4 each represents and warrants to Lender as follows: (a) as of the date hereof, each Borrower has complied, and is in compliance, with all of the terms, covenants and conditions of the Loan Agreement and the other Loan Documents applicable to it; (b) as of the date hereof, there exists no Event of Default under the Loan Agreement or any of the other Loan Documents or an event which would constitute an Event of Default upon the lapse of time or upon the giving of notice and the lapse of time specified therein; and (c) the representations and warranties of each Borrower in the Loan Agreement and the other Loan Documents are true and with the same effect as though such representations and warranties had been made by such Borrower as of the date hereof. Each Borrower further represents and warrants that, upon this Amendment becoming effective, each Borrower will be in compliance with all of the terms, covenants, and conditions of the Loan Agreement and the other Loan Documents, and all representations and warranties will be true.

     5. Authorization. Each party hereto represents to the other that the individual executing this Amendment on its behalf is the duly appointed signatory of such party and that such individual is authorized to execute this Amendment by or on behalf of such party and to take all action required by the terms of this Amendment.

     6. When Amendment is Effective. This Amendment shall be deemed binding and effective as of July 31, 2003 when this Amendment is executed by Borrower 1, Borrower 2, Borrower 3, Borrower 4 and Lender.

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

                            [SIGNATURES ON NEXT PAGE]

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

By:___________________________              By:__________________________
         Paul B. Weiss, President             Paul B. Weiss, President



ICON INCOME FUND EIGHT A L.P.,               COMERICA BANK, SUCCESSOR BY MERGER
a Delaware Limited Partnership               TO COMERICA BANK-CALIFORNIA
By ICON Capital Corp., its general partner
                                             By: ___________________________
By:_____________________________
         Paul B. Weiss, President



ICON INCOME FUND EIGHT B L.P.,
a Delaware Limited Partnership
By ICON Capital Corp., its general partner

By:______________________________
         Paul B. Weiss, President

                                    Exhibit 5

                             Notice to Debtor/Lessee

                            [Stationery of Borrower]

                                     [Date]


[Name and Address
of Debtor/Lessee]

         Re:  [Identify Loan Contract/Lease]

Gentlemen:

     The undersigned is the [lender/lessor] on the above contract. This letter is to inform you that the undersigned has assigned to Comerica Bank the right to receive payments hereafter made on that contract. Accordingly, all payments you make to the undersigned on the above contract should hereafter be made payable to [Name of applicable Borrower] and sent to Post Office Box ________________________[Address]. If you do not remit your payments in that manner and send the payments to that address, the payments may not discharge your obligation under that contract.

     Thank you for your cooperation in this matter. This instruction is irrevocable and may not be changed without the written consent of Comerica Bank. This letter does not, however, change the identity of the persons to whom you are otherwise obligated to give notices with respect to the above contract.

                                                     Yours truly,

                                                     [SIGNATURE BLOCK FOR
                                                     APPLICABLE BORROWER]



Cc:  Comerica Bank

                                    Exhibit 6

                      Notice to Non-Affiliate Lender/Lessor
                 on Indirect Loan Contracts and Indirect Leases


                            [Stationery of Borrower]

                                     [Date]


[Name and Address
of Non-Affiliate
Lender/Lessee]

         Re:  [Identify Applicable Indirect Loan Contract/Indirect Lease]

Gentlemen:

     The undersigned is one of the [partners/members/beneficiaries]of [name of Addressee]. [Name of Addressee] is the [lender/lessor] under the above contract. This letter is to notify you that the undersigned has assigned to Comerica Bank the right to receive payments hereafter payable by you to the undersigned in connection with that contract. Accordingly, all payments you make to the undersigned in connection with that contract should hereafter be made payable to [Name of applicable Borrower] and sent to Post Office Box ____________[Address]. If you do not remit your payments in that manner and send the payments to that address, the payments may not discharge your obligation.

     Thank you for your cooperation in this matter. This instruction is irrevocable and may not be changed without the written consent of Comerica Bank. This letter does not, however, change the identity of the persons to whom you are otherwise obligated to give notices with respect to the above contract.

                                                     Yours truly,

                                                     [SIGNATURE BLOCK FOR
                                                     APPLICABLE BORROWER]


Cc:  Comerica Bank

                                    Exhibit 7

                       Notice from Affiliate Lender/Lessor
                 on Indirect Loan Contracts and Indirect Leases


                     [Stationery of Affiliate Lender/Lessor]


                                     [Date]



[Name and Address
of Debtor/Lessee]

         Re:  [Identify Loan Contract/Lease]

Gentlemen:

     The undersigned is the [lender/lessor] on the above contract. This letter is to inform you that the undersigned has assigned to Comerica Bank the right to receive payments hereafter made on that contract. Accordingly, all payments you make to the undersigned on the above contract should hereafter be made to [Name of Affiliate] and sent to Post Office Box ______________ [Address]. If you do not remit your payment in that manner and send the payments to that address, the payment may not discharge your obligation under that contract.

     Thank you for your cooperation in this matter. This instruction is irrevocable and may not be changed without the written consent of Comerica Bank. This letter does not, however, change the identity of the persons to whom you are otherwise obligated to give notices with respect to the above contract.

                                                              Yours truly,

                                                              [SIGNATURE BLOCK
                                                              FOR AFFILIATE]


Cc:  Comerica Bank

                               FOURTH AMENDMENT TO
                           LOAN AND SECURITY AGREEMENT


     This FOURTH AMENDMENT TO LOAN AND SECURITY AGREEMENT (the "Amendment") is made as of November 3, 2003 by and between ICON Cash Flow Partners L.P. Seven, a Delaware limited partnership ("Borrower 1"), ICON Income Fund Eight A L.P., a
Delaware limited partnership ("Borrower 2"), ICON Income Fund Eight B L.P., a Delaware limited partnership ("Borrower 3"), and ICON Income Fund Nine, LLC, a Delaware limited liability company ("Borrower 4" and together with Borrower 1, Borrower 2 and Borrower 3, "Borrower" or "Borrowers"), on the one hand, and Comerica Bank, successor by merger to Comerica Bank-California ("Lender"), on the other hand, with respect to the Loan and Security Agreement, dated as of May 30, 2002, the First Amendment to Loan and Security Agreement, dated as of December 1, 2002, entered into by Borrower 1, Borrower 2, Borrower 3, and Comerica Bank-California, the Second Amendment to Loan and Security Agreement, dated as of April 9, 2003, entered into by Borrower 1, Borrower 2, Borrower 3, Borrower 4 and Comerica Bank-California, the letter agreement dated May 31, 2003 entered into by Borrower 1, Borrower 2, Borrower 3, Borrower 4 and Comerica Bank-California, and the Third Amendment to Loan and Security Agreement dated as of July 31, 2003, entered into by Borrower 1, Borrower 2, Borrower 3, Borrower 4 and Comerica Bank (as amended and modified through but excluding the date hereof, the "Agreement")."

                                    RECITALS

     WHEREAS, Borrower and Lender entered into the Agreement;

     WHEREAS, the Revolving Loan Maturity Date under the Agreement is May 31, 2004;

     WHEREAS,  Borrower has  requested  that Lender  extend the  Revolving  Loan
Maturity Date to December 31, 2004 and make certain other changes in the Agreement;

     WHEREAS, Lender is willing to agree to Borrower's request, on the terms and conditions set forth below;

         NOW, THEREFORE, IT IS AGREED THAT:

     1. Definitions. Unless otherwise indicated, words and terms which are defined in the Agreement shall have the same meaning where used herein.

3.       Amendments.

     (a) The definition of "Revolving Loan Maturity Date" in the Agreement is amended to read as follows:

         Revolving Loan Maturity Date - December 31, 2004.

     (b) Section 1.11 of the Agreement is deleted.

     (c) Section 3.1.5 of the Agreement is amended to read as follows:

     3.1.5 Insurance. Borrower shall have delivered to Lender satisfactory evidence of insurance coverage required by Section 5.3 of this Agreement, to the extent requested by Lender.

     (d) Section 5.3 of the Agreement is amended to read as follows:

     5.3 Insurance. Maintain, or cause the Lessee under each Lease and the Debtor under each Loan Contract or Indirect Loan Contract to maintain, insurance on the equipment subject thereto with responsible insurance carriers, insuring against loss or damage by fire, theft, explosion, sprinklers and all other hazards and risks ordinarily insured against by other owners who use such equipment in similar businesses, for the full insurable value thereof; and provide evidence of such insurance to Lender upon Lender's request. This Section
5.3 does not require Borrower to have Lender added as a loss payee or additional insured on insurance policies for Revolving Loan Contracts, although Lender may impose such a requirement if an Event of Default has occurred.

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

     4. Compliance with Loan Documents. Borrower 1, Borrower 2, Borrower 3 and Borrower 4 each represents and warrants to Lender as follows: (a) as of the date hereof, each Borrower has complied, and is in compliance, with all of the terms, covenants and conditions of the Loan Agreement and the other Loan Documents applicable to it; (b) as of the date hereof, there exists no Event of Default under the Loan Agreement or any of the other Loan Documents or an event which would constitute an Event of Default upon the lapse of time or upon the giving of notice and the lapse of time specified therein; and (c) the representations and warranties of each Borrower in the Loan Agreement and the other Loan Documents are true and with the same effect as though such representations and warranties had been made by such Borrower as of the date hereof. Each Borrower further represents and warrants that, upon this Amendment becoming effective, each Borrower will be in compliance with all of the terms, covenants, and conditions of the Loan Agreement and the other Loan Documents, and all representations and warranties will be true.

     5. Authorization. Each party hereto represents to the other that the individual executing this Amendment on its behalf is the duly appointed signatory of such party and that such individual is authorized to execute this Amendment by or on behalf of such party and to take all action required by the terms of this Amendment.

     6. When Amendment is Effective. This Amendment shall be deemed binding and effective as of November 3, 2003 when this Amendment is executed by Borrower 1, Borrower 2, Borrower 3, Borrower 4 and Lender.

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

                            [SIGNATURES ON NEXT PAGE]

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

By:___________________________              By:__________________________
         Paul B. Weiss, President              Paul B. Weiss, President



ICON INCOME FUND EIGHT A L.P.,              COMERICA BANK, SUCCESSOR BY MERGER
a Delaware Limited Partnership              TO COMERICA BANK-CALIFORNIA
By ICON Capital Corp., its general partner
                                            By: ___________________________
By:_____________________________                Todd Robertson
         Paul B. Weiss, President               Corporate BankingOfficer-
                                                Western Division



ICON INCOME FUND EIGHT B L.P.,
a Delaware Limited Partnership
By ICON Capital Corp., its general partner

By:______________________________
         Paul B. Weiss, President