Form 10-Q
period 2004-03-31
ICON INCOME FUND EIGHT B LP
filed 2004-05-18
CIK 1121716

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


     [x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended              March 31, 2004
                              --------------------------------------------------

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________________ to __________________________

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


                                 (212) 418-4700
               Registrant's telephone number, including area code



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ x] Yes [ ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) [ ] Yes [ x ] No

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                      Condensed Consolidated Balance Sheets



                                                                        (unaudited)
                                                                         March 31,        December 31,
                                                                           2004              2003
                                                                           ----              ----

         Assets
         -------

Cash and cash equivalents                                            $     2,361,558     $     1,760,803
                                                                     ---------------     ---------------

Investments in finance leases
   Minimum rents receivable                                               14,019,386          15,192,886
   Estimated unguaranteed residual values                                  1,737,662           1,737,662
   Initial direct costs, net                                                 154,662             194,985
   Unearned income                                                        (1,640,733)         (1,974,924)
   Allowance for doubtful accounts                                          (411,742)              -
                                                                     ---------------     ---------------
                                                                          13,859,235          15,150,609
                                                                     ---------------     ---------------

Investments in operating leases
   Equipment, at cost                                                    146,695,597         148,112,061
   Accumulated depreciation and amortization                             (34,021,378)        (31,289,197)
                                                                     ---------------     ---------------
                                                                         112,674,219         116,822,864
                                                                     ---------------     ---------------

Equipment held for sale or lease, net                                     35,761,800          36,741,848
                                                                     ---------------     ---------------

Investments in unconsolidated joint ventures                               6,255,283           6,382,227
Due from affiliates                                                          171,291             167,170
Investment in unguaranteed residual values                                    86,009             409,586
Investment in option                                                       2,100,000           2,100,000
Other assets, net                                                          1,268,887           1,212,013
                                                                     ---------------     ---------------

Total assets                                                         $   174,538,282     $   180,747,120
                                                                     ===============     ===============

         Liabilities and Partners' Equity
         --------------------------------

Notes payable - non-recourse                                         $   125,686,108     $   132,938,722
Note payable - recourse                                                    2,000,000           2,000,000
Due to General Partner and affiliates                                         92,172              98,203
Deferred rental income                                                     4,367,881           1,255,076
Equipment sales advances                                                   3,240,877           1,361,506
Security deposits and other liabilities                                    1,704,495           1,377,023
Minority interests in joint ventures                                         936,621           1,352,621
                                                                     ---------------    ----------------
                                                                         138,028,154         140,383,151
                                                                     ---------------    ----------------

Partners' equity (deficit)
   General Partner                                                          (285,907)           (247,872)
   Limited Partners (744,737.91 and 745,491.39 units outstanding
     $100 per unit original issue price)                                  36,796,035          40,611,841
                                                                     ---------------     --------------

   Total partners' equity                                                 36,510,128          40,363,969
                                                                     ---------------     ---------------

Total liabilities and partners' equity                               $   174,538,282     $   180,747,120
                                                                     ===============     ===============




See accompanying notes to condensed consolidated financial statements.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                 Condensed Consolidated Statements of Operations

                      For the Three Months Ended March 31,

                                   (Unaudited)



                                                                  2004            2003
                                                                  ----            ----


Revenues
   Rental income                                            $   5,050,467     $   5,682,540
   Finance income                                                 334,191           574,303
   Net loss on sales of equipment                                (483,330)           (5,255)
   Income from investments in unconsolidated joint ventures       100,222            69,568
   Interest income and other                                       16,989            13,844
                                                            -------------     -------------
   Total revenues                                               5,018,539         6,335,000
                                                            -------------     -------------

Expenses
   Depreciation                                                 4,005,440         3,789,319
   Interest                                                     1,660,538         1,851,330
   Management fees - General Partner                              559,734           644,758
   Administrative expense
     reimbursements - General Partner                             244,331           288,928
   Aircraft maintenance                                           109,260               -
   General and administrative                                     355,723           197,095
   Amortization of initial direct costs                            40,323            63,881
   Minority interest (income) expense                             (70,632)           24,491
   Provision for bad debts                                        411,742               -
                                                            -------------     -------------

   Total expenses                                               7,316,459         6,859,802
                                                            -------------     -------------

Net loss                                                    $  (2,297,920)    $    (524,802)
                                                            =============     =============

Net loss allocable to:
   Limited partners                                         $  (2,274,941)    $    (519,554)
   General Partner                                                (22,979)           (5,248)
                                                            -------------     -------------
                                                            $  (2,297,920)    $    (524,802)
                                                            =============     =============
Weighted average number of limited
    partnership units outstanding                                 745,003           748,446
                                                            =============     =============
Net loss per weighted average
    limited partnership unit                                $       (3.05)    $       (0.69)
                                                            =============     =============





See accompanying notes to condensed consolidated financial statements.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

         Condensed Consolidated Statement of Changes in Partners' Equity

                    For the Three Months Ended March 31, 2004

                                   (Unaudited)




                                   Limited Partner Distributions
                                   -----------------------------

                                      Return of    Investment         Limited          General
                                       Capital       Income          Partners          Partner          Total
                                       -------       -----           --------          -------          -----
                                    (Per weighted average unit)

Balance at
   January 1, 2004                                               $      40,611,841  $   (247,872)    $  40,363,969

Limited partnership units
  redeemed (753.48)                                                      (50,355)           -              (50,355)

Cash distributions to partners        $  2.00       $  -                (1,490,510)      (15,056)       (1,505,566)

Net loss                                                                (2,274,941)      (22,979)       (2,297,920)
                                                                 -----------------   -----------     -------------

Balance at
   March 31, 2004                                                $      36,796,035   $  (285,907)    $  36,510,128
                                                                 =================   ===========     =============














See accompanying notes to condensed consolidated financial statements.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                 Condensed Consolidated Statements of Cash Flows

                      For the Three Months Ended March 31,

                                   (Unaudited)



                                                                                             2004             2003
                                                                                             ----             ----

Cash flows from operating activities:
    Net loss                                                                            $  (2,297,920)    $    (524,802)
                                                                                        -------------     -------------
Adjustments to reconcile net loss to
     net cash used in operating activities:
       Rental income paid directly to lenders by lessees                                   (4,675,227)       (5,500,878)
       Finance income paid directly to lenders by lessees                                    (227,871)         (297,557)
       Income from investments in joint ventures                                             (100,222)          (69,568)
       Depreciation                                                                         4,005,440         3,789,319
       Interest expense on non-recourse financing paid directly to lenders by lessees       1,309,081         1,724,914
       Amortization of initial direct costs                                                    40,323            63,881
       Minority interest (income) expense                                                     (70,632)           24,491
       Net loss on sales of equipment                                                         483,330             5,255
       Provision for bad debts                                                                411,742               -
       Changes in operating assets and liabilities:
         Collection of principal - non-financed receivables                                   371,421           258,657
         Due from affiliates, net                                                             (10,152)           64,322
         Other assets, net                                                                    (56,872)           90,884
         Deferred rental income                                                               (34,250)         (650,213)
         Security deposits and other liabilities                                              327,472           678,913
                                                                                        -------------       -----------
           Total adjustments                                                                1,773,583           182,420
                                                                                        -------------       -----------
       Net cash used in operating activities                                                 (524,337)         (342,382)
                                                                                        -------------       -----------

Cash flows from investing activities:
   Investment in operating leases                                                                  -         (3,076,564)
   Distributions received from unconsolidated joint ventures                                  227,166           343,610
   Proceeds from sale of unguaranteed residual values                                         323,577            10,105
   Distribution to minority interests in joint venture                                       (356,990)          (32,995)
   Advances received for sale of equipment                                                  2,387,260                 -
   Proceeds from the sales of equipment                                                       100,000            94,308
                                                                                        -------------       ------------
       Net cash provided by (used in) investing activities                                  2,681,013        (2,661,536)
                                                                                        -------------       ------------








                                                        (continued on next page)

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

           Condensed Consolidated Statements of Cash Flows - Continued

                      For the Three Months Ended March 31,

                                   (Unaudited)

                                                           2004          2003
                                                           ----          ----

Cash flows from financing activities:
    Minority interest contributions                           -         389,518
    Cash distributions to partners                     (1,505,566)   (2,031,770)
    Redemption of partnership units                       (50,355)          -
    Payment of non-recourse borrowings                        -         (82,323)
                                                      -----------    -----------

Net cash used in financing activities                  (1,555,921)   (1,724,575)
                                                      ------------  ------------

Net increase (decrease) in cash and cash equivalents      600,755    (4,728,493)

Cash and cash equivalents at beginning of the period    1,760,803     8,499,026
                                                      -----------   -----------

Cash and cash equivalents at end of the period        $ 2,361,558   $ 3,770,533
                                                      ===========   ===========











                                                        (continued on next page)

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

           Condensed Consolidated Statements of Cash Flows (Continued)

Supplemental Disclosures of Cash Flow Information
-------------------------------------------------

     For the three months ended March 31, 2004 and 2003, non-cash activities included the following:



                                                                          2004             2003
                                                                          ----             ----


Value of equipment and receivables acquired in exchange
   for debt                                                         $       -        $     24,211,080
Non-recourse notes payable and promissory
   note assumed in purchase of equipment and receivables                    -             (24,211,080)
                                                                    --------------   ----------------

                                                                    $       -        $          -
                                                                    ==============   ================


Principal and interest from direct finance receivables
  paid directly to lenders by lessees                               $       739,413  $        617,295

Rental income from operating lease receivables paid                       4,675,227         5,500,878
   directly to lenders by lessees

Deferred income from operating lease receivables paid                     3,147,055         4,641,449
   directly to lenders by lessees

Principal and interest paid directly to lenders by lessees               (8,561,695)      (10,759,622)
                                                                    ---------------  ----------------

                                                                    $        -       $          -
                                                                    ===============  ================


Interest on non-recourse financings paid
   directly to lenders by lessees                                   $     1,309,081  $      1,724,914

Other interest paid or accrued                                              351,457           126,416
                                                                    ---------------  -----------------

Total interest expense                                              $     1,660,538  $      1,851,330
                                                                    ===============  ================

Transfer of investment in operating leases,
   net of accumulated depreciation,
    to equipment held for sale or lease, net                        $    35,761,800  $     38,435,318
                                                                    ===============  ================










See accompanying notes to condensed consolidated financial statements.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

              Notes to Condensed Consolidated Financial Statements

                                 March 31, 2004

                                   (Unaudited)

1.   Basis of Presentation

     The condensed consolidated financial statements of ICON Income Fund Eight B L.P. (the "Partnership") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of results for each period shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for the interim periods are not necessarily indicative of the results for the full year. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in the Partnership's 2003 Annual Report on Form 10-K. Certain 2003 amounts were reclassified to conform to the 2004 presentation.

2.   Related Party Transactions

     Fees and expenses paid or accrued by the Partnership to the General Partner or its affiliates, directly or on behalf of joint ventures in which the Partnership has an interest, for the three months ended March 31, 2004 and 2003 were as follows:



                                                   2004            2003
                                                   ----            ----


Acquisition fees                              $        -      $      736,766   Capitalized as part of investment
                                                                                 in operating leases
Management fees                                     559,734          644,758   Charged to operations
Administrative expense reimbursements               244,331          288,928   Charged to operations
                                              -------------   --------------

                                              $     804,065   $    1,670,452
                                              =============   ===============


     As a result of the General Partner's review of its results of operations for its fiscal year ended March 31, 2004 , administrative expenses incurred by the General Partner on behalf of the Partnership of $55,000 were identified as having been incurred by the General Partner in the quarter ended December 31, 2003. Accordingly, this amount was subsequently charged to the Partnership in the quarter ended March 31, 2004.

     For the quarter ended March 31, 2004, the Partnership had a receivable of $171,291 due from affiliates, primarily resulting from its share of distributions and rental payments received by affiliates on behalf of the Partnership. The Partnership also had a payable of $92,172 due to the General Partner and affiliates for administrative expense reimbursements and rental payments received on behalf of the affiliates.

3.   Joint Ventures

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

Consolidated Joint Ventures

     The three joint ventures described below are majority owned and are consolidated with the Partnership.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

        Notes to Condensed Consolidated Financial Statements - Continued

     ICON Cheyenne LLC
     -----------------

     In December 2000, the Partnership and three affiliates, ICON Cash Flow Partners L.P. Six ("L.P. Six"), ICON Cash Flow Partners L.P. Seven ("L.P. Seven") and ICON Income Fund Eight A L.P. ("Fund Eight A") formed ICON Cheyenne LLC ("ICON Cheyenne") for the purpose of acquiring a portfolio of leases for an aggregate purchase price of $29,705,716. The purchase price consisted of cash of $11,401,151 and the assumption of non-recourse debt of $18,304,565. The non-recourse debt is structured so as to be amortized with rentals due under the leases. The leases expire on various dates through September 2006. The Partnership, L.P. Seven, L.P. Six and Fund Eight A have ownership interests of 87.69%, 10.31%, 1.0% and 1.0%, respectively, in ICON Cheyenne. The outstanding non-recourse debt at March 31, 2004 was $1,081,435.

     ICON Aircraft 24846 LLC
     -----------------------

     In 2000, the Partnership and two affiliates, L.P. Seven and Fund Eight A, formed ICON Aircraft 24846 LLC ("ICON Aircraft 24846") for the purpose of acquiring an investment in a Boeing 767-300ER aircraft originally leased to Scandinavian Airline Systems ("SAS") for a purchase price of $44,515,416. The purchase price was funded with cash of $2,241,371 and the assumption of non-recourse debt of $42,274,045. The lender has a security interest in the aircraft. The lease with SAS expired in March 2003, at which time the balance of the non-recourse debt outstanding was approximately $34,500,000. The Partnership has been making contributions toward interest only payments on the outstanding non-recourse debt, during the remarketing of the aircraft by the General Partner (See Note 5). The Partnership, L.P. Seven and Fund Eight A have ownership interests of 96.0%, 2.0%, and 2.0%, respectively, in ICON Aircraft 24846. The outstanding non-recourse debt at March 31, 2004 was $34,491,632.

     The Partnership paid, on behalf of ICON Aircraft 24846 maintenance fees of $109,260 for the aircraft owned by ICON Aircraft 24846, LLC.

     In the quarter ended March 31, 2004, the Partnership reclassified the Boeing 767-300ER aircraft held in the consolidated joint venture ICON Aircraft 24846 from an investment in operating lease to equipment held for sale or lease. The cost of the aircraft was $44,515,415 and the accumulated depreciation was $8,753,615 for a net value of $35,761,800 at March 31, 2004. The aircraft will continue to be evaluated for impairments during the remarketing efforts of the General Partner. The current net book value is below the estimated fair market value of the aircraft.

     ICON Aircraft 47820 LLC
     -----------------------

     In 2003, the Partnership and Income Fund Nine LLC ("Fund Nine") formed ICON Aircraft 47820 LLC ("ICON 47820") for the purpose of acquiring an investment in a McDonnell Douglas DC10-30F aircraft leased to Federal Express for a purchase price of $27,287,644, which was funded with cash of $3,076,564 and non-recourse debt of $24,211,080. In addition, there was a total of $818,629 in acquisition fees paid to the General Partner of which the Partnership's share was $736,766. The lenders have a security interest in the aircraft and an assignment of the rental payments under the lease. The lease is scheduled to expire in March 2007, at which time the balance of the non-recourse debt outstanding is scheduled to be approximately $2,916,523. The outstanding non-recourse debt as of March 31, 2004 was $16,326,065.

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

     ICON Aircraft 126 LLC
     ----------------------

     In early 2002, the Partnership and Fund Nine formed ICON Aircraft 126 LLC ("ICON 126") for the purpose of acquiring all of the outstanding shares of Delta Aircraft Leasing Limited ("D.A.L."), a Cayman Islands registered company, which owns, through an Owner Trust, an Airbus A340-313X aircraft which is on lease to Cathay Pacific through March 2006. The stock was acquired for $4,250,000 in cash. The aircraft is subject to non-recourse debt provided by unaffiliated lenders. As of March 31, 2004, there was $61,078,946 outstanding under the non-recourse debt.

     The Partnership and Fund Nine each own a 50% interest in ICON 126. ICON 126 consolidates the financial position and results of operations of D.A.L. in its financial statements.

     The Partnership's original investment in ICON 126 was recorded at a cost of $3,242,901, inclusive of related acquisition fees of $1,117,901, paid to the General Partner.

     Information as to the unaudited results of its operations for the three months ended March 31, 2004 and 2003 is summarized below:

                                  Three Months Ended       Three Months Ended
                                    March 31, 2004           March 31, 2003
                                    --------------           --------------

Net income                          $      149,756           $      101,999
                                    ==============           ==============

Partnership's share of net income   $       74,878           $       50,999
                                    ==============           ==============

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

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

        Notes to Condensed Consolidated Financial Statements - Continued

     Information as to the unaudited results of its operations for the three months ended March 31, 2004 and 2003 is summarized below:

                                     Three Months Ended       Three Months Ended
                                       March 31, 2004           March 31, 2003
                                       --------------           --------------

Net income                             $       13,853           $        25,870
                                       ==============           ===============

Partnership's share of net income      $        6,788           $        12,676
                                       ==============           ===============

Distributions                          $      459,270           $       678,847
                                       ==============           ===============

Partnership's share of distributions   $      225,043           $       332,635
                                       ==============           ===============

     ICON/Kenilworth LLC
     -------------------

     On September 30, 2002, the Partnership and Fund Nine formed ICON/Kenilworth LLC for the purpose of acquiring a natural gas-fired 25MW co-generation facility for a total purchase price of $8,410,000 in cash, and assumed non-recourse debt of $6,918,091 consisting of a senior debt of $6,679,355 and a junior debt of $238,736. The facility is subject to a lease with Energy Factors Kenilworth, Inc., and the lease expires in July 2004. In addition, there was a total of $459,843 in acquisition fees paid to the General Partner. The outstanding debt at March 31, 2004 was $1,946,594

     The original lease term expires in July 2004. The lessee has entered into a lease extension until 2009. During the extension term, the rental payment is in part a function of natural gas prices. If natural gas prices are sustained at the current record high levels, rental payments will be deferred until natural gas prices return to previous levels. High natural gas prices, such as the current level, sustained over the long term will directly affect the viability of the cogeneration facility and may impede the LLC's ability to capitalize on its investment.

     The Partnership and Fund Nine have ownership interests of 5% and 95%, respectively. The Partnership's original investment was recorded at a cost of $443,492, inclusive of related acquisition fees of $22,992 and is adjusted for its share of earnings, losses and distributions thereafter.

     Information as to the unaudited results of its operations for the three months ended March 31, 2004 and 2003 is summarized below:

                                    Three Months Ended   Three Months Ended
                                      March 31, 2004       March 31, 2003
                                      --------------       --------------

Net income                            $       271,585    $        189,444
                                      ===============    ================

Partnership's share of net income     $        13,579    $          9,472
                                      ===============    =================

Distributions                         $        42,466    $        219,496
                                      ===============    ================

Partnership's share of distributions  $         2,123    $         10,975
                                      ===============    =================

     ICON Aircraft 46835, LLC
     ------------------------

     In December 2002, the Partnership and Fund Nine formed ICON Aircraft 46835, LLC ("ICON 46835") for the purpose of acquiring an investment in a McDonnell Douglas DC-10-30F aircraft leased to Federal Express for a purchase price of $25,291,593, which was funded with cash of $3,000,000 and non-recourse debt of $22,291,593. The lender has a security interest in the aircraft and an assignment of the rental payments under the lease. The lease is scheduled to expire in March 2007, at which time the balance of the non-recourse debt outstanding is scheduled to be approximately $2,708,000. In addition, there was a total of $758,748 in acquisition fees paid to the General Partner of which the Partnership's share was $113,812.

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

     Information as to the unaudited results of its operations for the three months ended March 31, 2004 and 2003 is summarized below:

                                          Three Months Ended  Three Months Ended
                                            March 31, 2004      March 31, 2003
                                            --------------      --------------

Net loss                                    $       33,183      $      (23,861)
                                            ==============      ==============

Partnership's share of net income (loss)    $        4,977      $       (3,579)
                                            ==============      ==============

4.   Allowance for Doubtful Accounts

     During the quarter ended March 31, 2004, the Partnership established a provision for doubtful accounts of $411,742 for Kmart, Inc., based upon Kmart's failure to make monthly payments for the quarter on one of the five leases the Partnership has with the lessee. In current proceedings in the U.S. Bankruptcy Court, Kmart is attempting to reject the lease. At March 31, 2004, the non-recourse debt associated with the equipment was $3,398,406 and the related gross receivable was $3,810,148. The Partnership is monitoring the proceedings, as the lender of the non-recourse debt is contesting the rejection of the lease.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                                 March 31, 2004

     Item 2: General Partner's Discussion and Analysis of Financial Condition and Results of Operations

     Forward-Looking Information - The following discussion and analysis should be read in conjunction with the audited financial statements and notes dated December 31, 2003 included in the Partnership's annual report on Form 10-K.
Certain statements within this document may constitute forward-looking statements made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. These statements are identified by words such as "anticipate," "believe," "estimate," "expects," "intend," "predict" or "project" and similar expressions. This information may involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Although the Partnership believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected.

Results of Operations for the Three Months Ended March 31, 2004 and 2003

     Revenues for the quarter ended March 31, 2004 (the "2004 Quarter") were $5,018,539 representing a decrease of $1,316,461 from the quarter ended March 31, 2003 (the "2003 Quarter"). The decrease in revenue resulted primarily from a decrease in rental income of $632,073, a decrease in finance income of $240,112, and an increase in net loss on sale of equipment of $478,075. The decrease in finance income resulted from the continued collection of minimum lease rentals reducing the investment balance outstanding on which such revenues are based. The decrease in rental income resulted from expiration of leases on which rentals are based. Net loss on sale of equipment increased due to the sale of equipment from the portfolio of leases held by the ICON Cheyenne which generated net losses. These decreases were offset by an increase in income from investments in unconsolidated joint venture.

     Expenses for the 2004 Quarter were $7,316,459 representing an increase of $456,657 over the 2003 Quarter. The primary reasons for the increase in expenses were that depreciation expense increased by $216,121 due to additional investments in operating leases made subsequent to the 2003 Quarter. Aircraft maintenance of $109,260 due to maintenance expense associated with the Boeing 767-300ER aircraft that was previously leased to Scandinavian Airline Systems (See Note 3 of the condensed consolidated financial statements). General and administrative expenses increased by $158,628 due to increases in taxes associated with equipment on lease. A provision for bad debts of $411,742 was recorded for one of the Partnership's investment in finance leases, while no provision was required for the 2003 quarter. The increase in expenses were partially offset by a decrease in interest expense of $190,792 due to the overall decrease in the average size of the lease portfolio in the ICON Cheyenne joint venture in the 2004 Quarter as compared to the 2003 Quarter. Decreases in Management fees - General Partner of $99,597, administrative expense reimbursements - General Partner of $44,597 and amortization of initial direct costs of $23,558 were the result of a decrease in the average size of the finance and operating lease portfolios due to lease terminations or expiration of leases. An increase in minority interest (income) expense of $95,123 was due to losses incurred in two of the Partnership's consolidated joint ventures.

     Net loss for the quarters ended March 31, 2004 and 2003 was $2,297,920 and $524,802, respectively. The net loss per weighted average limited partnership unit outstanding was $3.05 and $0.69 for, the quarters ended March 31, 2004 and 2003, respectively.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                                 March 31, 2004

Liquidity and Capital Resources

     The Partnership's primary source of funds for the three months ended March 31, 2004 were cash proceeds associated with equipment sold and advances received and for the sale of equipment of $2,487,260, proceeds from the sale of unguaranteed residuals of $323,577, and distributions received from unconsolidated joint ventures of $227,166. Distributions to partners aggregated $1,505,566. As a result of this activity, the Partnership's liquidity was increased during the 2004 Quarter over the corresponding quarter March 31, 2003. As cash is realized from operations the Partnership will continue to invest in equipment leases and financings where it deems it to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations.

     From time to time the Partnership will invest in industries, equipment, or geopolitical regions that may be subject to outside influences that may affect the Partnership's investments. While these factors are considered when the investments are made, unforeseen events such as those that occurred on September 11, 2001 can have far-reaching, and unpredictable adverse consequences. The following is a discussion of some assets that may fall into this category.

     Aircraft: The Partnership is the lessor of several aircraft leased throughout the world. The value of the aircraft is subject to the fluctuations of the airline industry, which are greatly influenced by a number of factors including, but not limited to, the global economy, fuel prices, political instability, terrorist activity, and epidemics such as SARS. The Fund is also the lessor of aircraft rotables and an engine; the value of these assets are tied directly to the state of the aircraft market.

     Kmart-lessee: The Partnership is the lessor of 210 Noritsu Optical/Digital photo processing mini-labs located at Kmart retail locations throughout the country.

     On January 22, 2002, Kmart and its affiliate debtors filed a voluntary petition in the United States Bankruptcy Court for the Eastern District of Illinois seeking relief under Chapter 11 of Title 11 of U.S.C., 11 U.S.C. (Section)101, et seq as amended.

     The Partnership was one of multiple lessors that financed mini-labs. Kmart neither affirmed nor rejected any of the leases for this equipment in their current form. Instead, Kmart attempted to invoke a provision within the lease agreements that allegedly allows Kmart to substitute like equipment on each schedule even if the equipment is encumbered. Kmart's plan was to substitute equipment among the various schedules, regardless of lessor/lender, and to affirm or reject each newly defined schedule.

     On January 24, 2003 Kmart filed its Joint Plan of Reorganization. The plan, which excluded any of the schedules of the mini-labs, was confirmed and Kmart emerged from Bankruptcy on May 5, 2003. The court maintained special jurisdiction over the mini-lab leases. Kmart and the lessors/lenders each filed motions for summary judgment supporting their respective positions. Subsequently, the court rejected each of the motions and has ordered the parties go to trial. As of March 31, 2004, several lenders and lessors including the Partnership have retained counsel to attempt to resolve the matter.

     While the Partnership expects to prevail in this matter, there is no certainty of the outcome and therefore the Partnership may be adversely affected by an unfavorable decision of the Bankruptcy Court. The Partnership in its 2003 annual report on Form 10K, had indicated that Kmart was current on payments through March 2004. This statement was made as a result of having not received notice from any lenders of a payment default.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                                 March 31, 2004

     On May 30, 2002, the Partnership entered into a $17,500,000 joint and several line of credit agreement shared with L.P. Seven and Fund Eight A L.P. (the "Initial Funds"), with Comerica Bank as lender. Under the terms of the agreement, the Partnership may borrow at a rate equal to the Comerica Bank base rate plus 1% (together, 5.00% at March 31, 2004) and all borrowings are to be jointly and severally collateralized by the present values of rents receivable and equipment owned by all of the Initial Funds sharing in the joint line of credit. On December 12, 2002, the agreement was amended to admit Fund Nine, collectively along with the Initial Funds (the "Funds"), as a borrower sharing the $17,500,000 joint line of credit agreement. The Funds have entered into a Contribution Agreement, dated as of May 30, 2002, as amended December 12, 2002, pursuant to which the Funds have agreed to restrictions on the amount and the terms of their respective borrowings under the line of credit in order to minimize the risk that a Fund would not be able to repay its allocable portion of the outstanding revolving loan obligation at any time, including restrictions on any Fund borrowing in excess of the lesser of (A) an amount each Fund could reasonably expect to repay in one year out of its projected free cash flow, or
(B) the greater of (i) the Borrowing Base (as defined in the line of credit agreement) as applied to such Fund, and (ii) 50% of the net worth of such Fund. The Contribution Agreement provides that, in the event a Fund pays an amount under the agreement in excess of its allocable share of the obligation under the agreement whether by reason of an Event of Default or otherwise, the other Funds will immediately make a contribution payment to such Fund in such amount that the aggregate amount paid by each Fund reflects its allocable share of the aggregate obligations under the agreement.

     The Funds' obligations to each other under the Contribution Agreement are collateralized by a subordinate lien on the assets of each participating Fund. The line of credit was extended for twelve additional months expiring December 31, 2004. As of March 31, 2004, the Partnership had $2,000,000 outstanding under the line. Aggregate borrowing by all Funds under the line of credit agreement aggregated $14,039,986 on March 31, 2004.

     Cash  distributions  to  limited  partners  for the 2004  Quarter  and 2003
Quarter,   which  were  paid  monthly,   totaled   $1,490,510  and   $2,011,452,
respectively.

     The Partnership paid on behalf of ICON Aircraft 24846, LLC, maintenance fee of $109,260 for the sole aircraft owned by ICON Aircraft 24846, LLC. The aircraft was on lease to Scandinavian Airlines Systems through March 2003. The Partnership is currently negotiating with another airline with whom affiliates of the Partnership have been conducting business.

     In the quarter ended March 31, 2004, the Partnership reclassified a Boeing 767-300ER aircraft held in the consolidated joint venture ICON Aircraft 24846 from an investment in operating lease to equipment held for sale or lease. The cost of the aircraft was $44,515,415 and the accumulated depreciation was $8,753,615 for a net value of $35,761,800 at March 31, 2004. The aircraft will continue to be evaluated during the remarketing efforts of the General Partner. The current net value is below the fair market value of the aircraft.

     As of March 31, 2004, except as noted above, and to the best of our knowledge, there were no known trends or demands, commitments, events or uncertainties which are likely to have any material effect on liquidity. As cash is realized from operations, sales of equipment and borrowings, the Partnership will invest in equipment leases and financings where it deems to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations.

     We do not consider the impact of inflation to be material in the analysis of our overall operations.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                                 March 31, 2004

Item 3.  Qualitative and Quantitative Disclosures About Market Risk

     The Partnership is exposed to certain market risks, including changes in interest rates and the demand for equipment (and the related residuals) owned by the Partnership and its investors.

     The Partnership manages its interest rate risk by obtaining fixed rate debt. The fixed rate debt service obligation streams are generally matched by fixed rate lease receivable streams generated by the Partnership's lease investments.

     The Partnership borrows funds under a floating rate line of credit and is therefore exposed to interest rate risk until the floating rate line of credit is repaid. The Partnership's had $2,000,000 outstanding under the floating rate line of credit as of March 31, 2004.

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

     There were no significant changes in the Partnership's internal control over financial reporting during the Partnership's first quarter that have materially affected, or are likely to materially affect, the Partnership's internal control over financial reporting.

                          ICON Income Fund Eight B L.P.
                         (A Delaware Limited Partnership

PART II - OTHER INFORMATION
---------------------------

Item 1- Legal Proceedings
-------------------------

     The Company, from time-to-time, in the ordinary course of business, commences legal actions when necessary to protect or enforce the rights of the Partnership. We are not a defendant party to any litigation and are not aware of any pending or threatened litigation against the Partnership

Item 3 - Defaults Upon Senior Securities

     During the quarter ended March 31, 2004, the Partnership established a provision for doubtful accounts of $411,742 for Kmart, Inc., based upon Kmart's failure to make monthly payments for the quarter on one of the five leases the Partnership has with the lessee. In current proceedings in the U.S. Bankruptcy Court, Kmart is attempting to reject the lease. At March 31, 2004, the non-recourse debt associated with the equipment was $3,398,406 and the related gross receivable was $3,810,148. The Partnership is monitoring proceedings, as the lender of the non-recourse debt is contesting the rejection of the lease.

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

(b)  Reports on Form 8-K

     None

(c)  Exhibits

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

                              ICON Income Fund Eight B L.P.
                              File No. 333-37504(Registrant)
                              By its General Partner,
                              ICON Capital Corp.





       May 18, 2004           /s/ Thomas W. Martin
   -----------------------    ----------------------------------------
          Date                Thomas W. Martin
                              Executive Vice President
                              (Principal Financial and Accounting Officer of the
                              General Partner of the Registrant)

Exhibit 32.1

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

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report based on such evaluation; and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the board of directors of the Corporate Manager (or persons performing the equivalent function):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control, are reasonably likely to materially affect the Partnership ability to record, process, summarize and report financial information and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Dated:  May 18, 2004

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

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report based on such evaluation; and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the board of directors of the Corporate Manager (or persons performing the equivalent function):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control, are reasonably likely to materially affect the Partnership ability to record, process, summarize and report financial information and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Dated:  May 18, 2004

/s/ Thomas W. Martin
----------------------------------------
Thomas W. Martin
Executive Vice President
(Principal Financial and Accounting Officer)
ICON Capital Corp.
sole General Partner of ICON Income Fund Eight B L.P.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                                 March 31, 2004


EXHIBIT 33.1

     I, Beaufort J.B. Clarke, Chairman and Chief Executive Officer of ICON Capital Corp, the sole General Partner of ICON Income Fund Eight B L.P., certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Quarterly Report on Form 10-Q for the period ended March 31, 2004 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and

(2) information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of ICON Income Fund Eight B L.P.

Dated:  May 18, 2004




 /s/ Beaufort J.B. Clarke
 ------------------------------------------------------
 Beaufort J.B. Clarke
 Chairman and Chief Executive Officer
 ICON Capital Corp.
 General Partner of ICON Income Fund Eight B L.P.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                                 March 31, 2004


EXHIBIT 33.2


     I, Thomas W. Martin, Executive Vice President (Principal Financial and Accounting Officer) of ICON Capital Corp, the sole General Partner of ICON Income Fund Eight B L.P., certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Quarterly Report on Form 10-Q for the period ended March 31, 2004 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and

(2) information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of ICON Income Fund Eight B L.P.

Dated:  May 18, 2004




/s/ Thomas W. Martin
-------------------------------------------------------
Thomas W. Martin
Executive Vice President (Principal
Financial and Accounting Officer)
ICON Capital Corp.
General Partner of ICON Income Fund Eight B L.P.