Form 10-Q
period 2004-06-30
ICON INCOME FUND EIGHT B LP
filed 2004-08-16
CIK 1121716

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



     [x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended                     June 30, 2004
                              --------------------------------------------------

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from _________________________ to ____________________

Commission File Number                               333-37504
                      ----------------------------------------------------------

                          ICON Income Fund Eight B L.P.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                       13-4101114
--------------------------------------------------------------------------------
(State or other jurisdiction of            (IRS Employer Identification Number)
incorporation or organization)


 100 Fifth Avenue, New York, New York                        10011-1505
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

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements


                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                      Condensed Consolidated Balance Sheets


                                                   (unaudited)
                                                    June 30,        December 31,
                                                      2004              2003
                                                      ----              ----

         Assets

Cash and cash equivalents                       $   1,640,149     $   1,760,803
                                                -------------     -------------
   Investments in finance leases
   Minimum rents receivable                        12,781,483        15,192,886
   Estimated unguaranteed residual values           1,737,662         1,737,662
   Initial direct costs, net                          117,191           194,985
   Unearned income                                 (1,338,166)       (1,974,924)
   Allowance for doubtful accounts                   (411,742)             -
                                               --------------     -------------
                                                   12,886,428        15,150,609
                                               --------------     -------------

Investments in operating leases
   Equipment, at cost                             138,806,284       148,112,061
   Accumulated depreciation and amortization      (32,841,436)      (31,289,197)
                                               --------------    --------------
                                                  105,964,848       116,822,864
                                               --------------    --------------

Equipment held for sale or lease                   34,491,632        36,741,848
                                               --------------    --------------

Investments in unconsolidated joint ventures        6,212,299         6,382,227
Due from affiliates                                   270,973           167,170
Investment in unguaranteed residual values               -              409,586
Investment in option                                2,100,000         2,100,000
Other assets, net                                   1,300,879         1,212,013
                                                -------------     -------------

Total assets                                    $ 164,867,208     $ 180,747,120
                                                =============     =============






                                                        (continued on next page)

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                Condensed Consolidated Balance Sheets - Continued




                                                                            (unaudited)
                                                                             June 30,          December 31,
                                                                                2004                2003
                                                                                ----                ----


         Liabilities and Partners' Equity

Notes payable - non-recourse                                             $   123,751,969     $   132,938,722
Note payable - recourse                                                        2,000,000           2,000,000
Due to affiliates                                                                 27,770              98,203
Deferred rental income                                                         2,064,033           1,255,076
Equipment sales advances                                                         296,350           1,361,506
Security deposits and other liabilities                                        2,556,885           1,377,023
Minority interests in consolidated joint ventures                                715,143           1,352,621
                                                                        ----------------     ---------------

      Total liabilities                                                      131,412,150         140,383,151
                                                                        ----------------     ---------------

Commitment and Contingencies

Partners' equity (deficit)
   General Partner                                                              (316,458)           (247,872)
   Limited Partners (744,737.91 and 745,491.39 units outstanding,
      $100 per unit original issue price)                                     33,771,516          40,611,841
                                                                         ---------------     ---------------
   Total partners' equity                                                     33,455,058          40,363,969
                                                                         ---------------     ---------------

Total liabilities and partners' equity                                   $   164,867,208     $   180,747,120
                                                                         ===============     ===============












See accompanying notes to condensed consolidated financial statements.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                 Condensed Consolidated Statements of Operations

                                   (unaudited)




                                                            For the Three Months               For the Six Months
                                                               Ended June 30,                    Ended June 30,
                                                           2004             2003              2004            2003
                                                           ----             ----              ----            ----

Revenues
   Rental income                                     $   4,923,369     $   5,563,689    $   9,973,836     $  11,246,229
   Finance income                                          302,567           517,754          636,758         1,092,057
   Net   (loss) gain on sales of equipment                (189,898)           17,050         (673,228)           11,795
   Income from investments in unconsolidated
     joint ventures                                        167,396            69,752          267,618           139,321
   Gain from investment in unguaranteed
     residual values                                        98,232               -             98,232              -
   Interest income and other                                   596             1,986           17,585            15,829
                                                     -------------     -------------     -------------    -------------

   Total revenues                                        5,302,262         6,170,231       10,320,801        12,505,231
                                                     =============     =============     ============     =============


Expenses
   Depreciation                                          3,939,169         4,826,550        7,944,609         8,615,869
   Interest                                              1,561,703         1,900,563        3,222,241         3,751,893
   Management   fees  -  General Partner                   264,030           549,825          823,764         1,194,583
   Administrative expense
     reimbursements - General Partner                      197,111           266,507          441,422           555,435
   Aircraft maintenance                                     61,920              -             171,180              -
   General and administrative                              253,309           310,490          609,034           507,585
   Amortization of initial direct costs                     37,471            60,484           77,794           124,365
   Provision for bad debts                                     -                -             411,742              -
   Provision for impairment loss                           601,788              -             601,788              -
   Minority interest in consolidated
      joint ventures                                       (63,674)          (48,063)        (134,306)          (23,572)
                                                     -------------     -------------    -------------     -------------

   Total expenses                                        6,852,827         7,866,356       14,169,268        14,726,158
                                                     -------------     -------------    -------------     -------------

Net loss                                             $  (1,550,565)    $  (1,696,125)   $  (3,848,467)    $  (2,220,927)
                                                     ==============    =============    =============     =============

Net loss allocable to:
    Limited Partners                                 $  (1,535,059)    $  (1,679,164)   $  (3,809,982)    $   (2,198,718)
    General Partner                                        (15,506)          (16,961)         (38,485)         (22,209)
                                                     -------------     -------------    -------------     -------------
                                                     $  (1,550,565)    $  (1,696,125)   $  (3,848,467)    $  (2,220,927)
                                                     ==============    =============    =============     ==============
Weighted average number of limited
   partnership units outstanding                           744,738           747,603          744,870           748,026
                                                     =============     =============    =============     =============
Net loss per weighted average
   limited partnership unit                          $       (2.06)    $       (2.25)   $       (5.12)    $       (2.94)
                                                     =============     =============    =============     =============




See accompanying notes to condensed consolidated financial statements.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

         Condensed Consolidated Statement of Changes in Partners' Equity

                     For the Six Months Ended June 30, 2004
                                   (unaudited)


                                   Limited Partner Distributions

                                      Return of    Investment           Limited        General
                                       Capital       Income            Partners        Partner              Total
                                       -------       ------            --------        -------              -----
                                     (Per weighted average unit)

Balance at
   January 1, 2004                                               $      40,611,841  $   (247,872)    $     40,363,969


Cash distributions to partners        $  4.00       $      -            (2,979,988)      (30,101)          (3,010,089)

Limited partnership units
  redeemed (753.48 units)                                                  (50,355)          -                (50,355)

Net loss                                                                (3,809,982)      (38,485)          (3,848,467)
                                                                 -----------------   -----------     ----------------

Balance at
   June 30, 2004                                                 $      33,771,516   $  (316,458)    $     33,455,058
                                                                 =================   ============    ================















See accompanying notes to condensed consolidated financial statements.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                 Condensed Consolidated Statements of Cash Flows

                        For the Six Months Ended June 30,

                                   (unaudited)


                                                                        2004             2003
                                                                        ----             ----


Cash flows from operating activities:
   Net loss                                                        $  (3,848,467)    $  (2,220,927)
                                                                   -------------     -------------
   Adjustments to reconcile net loss to
     net cash used in operating activities:
       Finance income paid directly to lenders by lessees               (437,367)         (578,246)
       Depreciation                                                    7,944,609         8,615,869
       Amortization of initial direct costs                               77,794           124,365
       Minority interest in consolidated joint ventures                 (134,306)          (23,572)
       Income from investments in unconsolidated joint ventures         (267,618)         (139,321)
Net (loss) gain on sale of equipment                                     673,228           (11,795)
Gain from investment in unguaranteed residual values                     (98,232)             -
       Provision for impairment loss                                     601,788              -
       Provision for bad debts                                           411,742              -
       Rental income paid directly to lenders by lessees              (9,329,281)      (10,882,986)
       Interest expense on non-recourse financing
         paid directly to lenders by lessees                           2,623,892         3,230,104
Changes in operating assets and liabilities:
    Collection of principal - non-financed receivables                   767,355         1,282,352
    Due from affiliates                                                 (103,803)         (134,412)
    Other assets, net                                                    (88,866)           52,291
    Due to affiliates                                                    (70,433)         (224,167)
    Deferred rental income                                              (111,048)         (528,190)
    Security deposits and other liabilities                              506,707           946,418
                                                                   -------------      ------------

           Total adjustments                                           2,966,161         1,728,710
                                                                   -------------      ------------

       Net cash used in operating activities                            (882,306)         (492,217)
                                                                    ------------      ------------
Cash flows used in investing activities:
   Investments in operating leases                                           -          (3,076,564)
   Distributions received from unconsolidated joint ventures             437,548           708,393
   Proceeds from investment in unguaranteed residual values              507,818         1,806,936
   Distributions to minority interest in consolidated joint ventures    (526,253)          (83,117)
   Advances received for the sale of equipment                           296,350            -
   Proceeds from the sale of equipment                                 3,168,221           268,112
                                                                    ------------      ------------
       Net cash provided by (used in) investing activities             3,883,684          (376,240)
                                                                    ------------      ------------




                                                        (continued on next page)

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

           Condensed Consolidated Statements of Cash Flows - Continued

                        For the Six Months Ended June 30,

                                   (unaudited)



                                                         2004             2003
                                                         ----             ----

Cash flows from financing activities:
   Minority interest contribution                          11,458           389,518
   Cash distributions to partners                      (3,010,089)       (4,018,918)
   Redemption of limited partnership units                (50,355)          (81,970)
   Payment of non-recourse borrowings                     (73,046)         (252,905)
                                                   --------------    --------------

      Net cash used in financing activities            (3,122,032)       (3,964,275)
                                                   --------------    ---------------

Net decrease in cash and cash equivalents                (120,654)       (4,832,732)

Cash and cash equivalents at beginning of period        1,760,803         8,499,026
                                                   --------------     -------------

Cash and cash equivalents at end of period         $    1,640,149     $   3,666,294
                                                   ==============     =============








                                                        (continued on next page)

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

           Condensed Consolidated Statements of Cash Flows - Continued

Supplemental Disclosure of Cash Flow Information
------------------------------------------------

     For the six months ended June 30, 2004 and 2003, non-cash activities included the following:



                                                                    2004             2003
                                                                    ----             ----

Value of equipment and receivables
   acquired in exchange  for debt                             $         -      $     24,211,080
Non-recourse notes payable and promissory note
   assumed in purchase of equipment and receivables                     -           (24,211,080)
                                                              --------------   ----------------

                                                              $         -      $          -
                                                              ===============  ================


Principal and interest on direct finance receivables paid
  directly to lenders by lessees                              $     1,488,313  $      1,382,916

Rental income on operating lease receivables paid
  directly to lenders by lessees                                    9,329,281        10,882,986

Deferred income on operating lease receivables paid
  directly to lenders by lessees                                      920,005           2,512,174

Principal and interest on non-recourse financings
   paid directly to lenders by lessees                            (11,737,599)      (14,778,076)
                                                              ---------------  ----------------

                                                              $          -     $         -
                                                              ================ ================


Interest on non-recourse financings
  paid directly to lenders by lessees                         $     2,623,892  $      3,230,104

Other interest paid or accrued                                        598,349           521,789
                                                              ---------------- ----------------

Total interest expense                                        $     3,222,241  $      3,751,893
                                                              ===============  ================











See accompanying notes to condensed consolidated financial statements.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

              Notes to Condensed Consolidated Financial Statements

                                  June 30, 2004
                                   (unaudited)

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

2.   Related Party Transactions

     Fees and expenses paid or accrued by the Partnership to the General Partner or its affiliates directly or on behalf of joint ventures in which the Partnership has an interest for the period ended June 30, 2004 and 2003, respectively, were as follows:




                                              2004            2003
                                              ----            ----


Acquisition fees                                 -             736,766   Capitalized as part of investment
                                                                           in operating leases
Management fees                               823,764        1,194,583   Charged to operations
Administrative expense reimbursements         441,422          555,435   Charged to operations
                                        --------------  -------------

                                        $   1,265,186   $    2,486,784
                                        =============   ==============




     For the quarter ended June 30, 2004, the Partnership had a net receivable of $270,973 due from affiliates, primarily resulting from its share of distributions and rental payments received by affiliates on behalf of the Partnership. The Partnership also had a net payable of $27,770 due to the General Partner and affiliates for administrative expense reimbursements and rental payments received on behalf of such affiliates.

3.   Joint Ventures

     The Partnership and its affiliates formed seven joint ventures discussed below for the purpose of acquiring and managing various assets. The Partnership and its affiliates have substantially identical investment objectives and participate on the same terms and conditions. The Partnership has a right of first refusal to purchase the equipment, on a pro-rata basis, if any of the affiliates desire to sell their interests in the equipment.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

        Notes to Condensed Consolidated Financial Statements - Continued

                                  June 30, 2004

Consolidated Joint Ventures

     The three joint ventures described below are majority owned and are consolidated with the Partnership.

     ICON Cheyenne LLC
     -----------------

     During December 2000, the Partnership and three affiliates, ICON Cash Flow Partners L.P. Six ("L.P. Six"), ICON Cash Flow Partners L.P. Seven ("L.P. Seven") and ICON Income Fund Eight A L.P. ("Fund Eight A"), formed ICON Cheyenne LLC ("ICON Cheyenne") for the purpose of acquiring a portfolio of leases for an aggregate purchase price of $29,705,716. The purchase price consisted of cash of $11,401,151 and the assumption of non-recourse debt of $18,304,565. The non-recourse debt is structured so as to be amortized with rentals due under the leases. The leases expire on various dates through September 2006. The Partnership, L.P. Seven, L.P. Six and Fund Eight A have ownership interests of 87.69%, 10.31%, 1.0% and 1.0%, respectively, in ICON Cheyenne. The outstanding balance of the non-recourse debt secured by these assets, at June 30, 2004, was $727,584.

     ICON Aircraft 24846 LLC
     -----------------------

     During 2000, the Partnership and two affiliates, L.P. Seven and Fund Eight A, formed ICON Aircraft 24846 LLC ("ICON Aircraft 24846") for the purpose of acquiring an investment in a Boeing 767-300ER aircraft at the time leased to Scandinavian Airline Systems ("SAS") for a purchase price of $44,515,416. The purchase price was funded with cash of $2,241,371 and the assumption of non-recourse debt of $42,274,045. The lender had a security interest in the aircraft. The lease with SAS expired in March 2003, at which time the outstanding balance of the non-recourse debt secured by this asset was approximately $34,500,000. The Partnership had been making contributions toward interest only payments on the outstanding non-recourse debt, during the remarketing of the aircraft by the General Partner. The Partnership, L.P. Seven and Fund Eight A, have ownership interests of 96.0%, 2.0%, and 2.0%, respectively, in ICON Aircraft 24846. The outstanding non-recourse debt at June 30, 2004 was $34,491,632.

     The Partnership paid, on behalf of ICON Aircraft 24846, maintenance fees of $171,180 for the aircraft owned by ICON Aircraft 24846, during the six month period ended June 30, 2004.


     The General Partner had determined that it was in its best interest of the Partnership and its co-venturers to sell the aircraft to the lender for an amount equal to the outstanding non-recourse debt balance. The decision to sell the aircraft was based, in part, on the following factors:

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

        Notes to Condensed Consolidated Financial Statements - Continued

1) The aircraft's current fair market value based upon recent appraisals is between $24,000,000 and $27,000,000, and the current outstanding balance of the outstanding debt was $34,500,000.

2) Any new lease for the aircraft would have required the Partnership to contribute a minimum of $850,000 in equity in order to reconfigure the aircraft and/or upgrade the engines.

3) If the Partnership were to continue to remarket the aircraft, the lender would have required interest only payments of $100,000 per month until the aircraft was placed with a new lessee.

          The sale of the aircraft took place on July 29, 2004. ICON Aircraft 24846 realized a loss of $601,788 and recorded a provision for impairment in the second quarter.

     ICON Aircraft 47820 LLC
     -----------------------

          In 2003, the Partnership and Income Fund Nine LLC ("Fund Nine") formed ICON Aircraft 47820 LLC ("ICON 47820") for the purpose of acquiring an investment in a McDonnell Douglas DC10-30F aircraft leased to Federal Express Corporation for a purchase price of $27,287,644, which was funded with cash of $3,076,564 and non-recourse debt of $24,211,080. In addition, there was a total of $818,629 in acquisition fees paid to the General Partner of which the Partnership's share was $736,766. The lender has a security interest in the aircraft and an assignment of the rental payments under the lease. The lease is scheduled to expire in March 2007, at which time the final lease payment of $2,916,523 will be used to pay-off the then outstanding non-recourse debt of the equivalent amount. The outstanding balance of the non-recourse debt secured by this aircraft, as of June 30, 2004, was $16,490,735.

          The Partnership and Fund Nine have ownership interests of 90% and 10%, respectively, in ICON 47820.

Unconsolidated Joint Ventures

          The four joint ventures described below are 50%, 49%, 5% and 15% owned by the Partnership and are accounted for under the equity method.

     ICON Aircraft 126, LLC
     ----------------------

     In early 2002, the Partnership and Fund Nine formed ICON Aircraft 126 LLC ("ICON 126") for the purpose of acquiring all of the outstanding shares of Delta Aircraft Leasing Limited ("D.A.L."), a Cayman Islands registered company, which owns, through an Owner Trust, an Airbus A340-313X aircraft which is on lease to Cathay Pacific through March 2006. The stock was acquired for $4,250,000 in cash. The aircraft is subject to non-recourse debt provided by unaffiliated lenders. As of June 30, 2004, there was $60,827,363 outstanding under the non-recourse debt.

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

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)

Notes to Condensed Consolidated Financial Statements - Continued

     Information as to the unaudited results of operations of ICON 126 for the six month period ending June 30, 2004 and 2003 is summarized below:



                                    Six Months Ended       Six Months Ended
                                    June 30, 2004            June 30, 2003
                                    -------------            -------------

Net income                          $     305,133            $     198,598
                                    =============            =============

Partnership's share of net income   $     152,567            $      99,299
                                    =============            =============


     ICON SPK 2023-A, LLC
     --------------------

     In the quarter ended March 31, 2002, the Partnership and Fund Nine formed ICON SPK 2023-A, LLC ("ICON SPK") for the purpose of acquiring a portfolio of leases for an aggregate purchase price of $7,750,000 in cash. The leases expire on various dates through April 2008.

     The Partnership and Fund Nine have ownership interests of 49% and 51%, respectively, in ICON SPK. The Partnership's original investment was recorded at a cost of $3,797,500 and is adjusted for its share of earnings, losses, and distributions thereafter.

     In June 2002, the Partnership paid ICON SPK $113,925 for its pro-rata share of acquisition fees paid to the General Partner.

     Information as to the unaudited results of operations of ICON SPK for the six month period ending June 30, 2004 and 2003 is summarized below:


                                    Six Months Ended         Six Months Ended
                                      June 30, 2004            June 30, 2003
                                      -------------            -------------

Net income                           $     149,350            $      45,866
                                     =============            =============

Partnership's share of net income    $      73,182            $      22,474
                                     =============            =============

Distributions                        $     884,287            $   1,412,105
                                     =============            =============

Partnership's share of distribution  $     433,302            $      691,931
                                     =============            ==============

     ICON/Kenilworth LLC
     -------------------

     On September 30, 2002, the Partnership and Fund Nine formed ICON/Kenilworth LLC for the purpose of acquiring a natural gas-fired 25MW co-generation facility for a total purchase price of $8,410,000 in cash, and the assumption of non-recourse debt of $6,918,091 consisting of a senior debt of $6,679,355 and a junior debt of $238,736. The facility is subject to a lease with Energy Factors Kenilworth, Inc., and the lease originally expired in July 2009. In addition, there was a total of $459,843 in acquisition fees paid to the General Partner. The outstanding balance of the non-recourse debt secured by this facility at June 30, 2004, was $985,971.

     The original lease term expires in July 2004 and has been extended until 2009. During the extension term, the rental payments will be in part a function of natural gas prices. If natural gas prices are sustained at the current record high levels, rental payments will be deferred until natural gas prices return to previous levels. High natural gas prices, such as the current level, sustained over the long term will directly affect the viability of the cogeneration facility and may impede our ability to capitalize on this investment.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

        Notes to Condensed Consolidated Financial Statements - Continued

     The Partnership and Fund Nine have ownership interests of 5% and 95%, respectively, ICON/Kenilworth LLC. The Partnership's original investment was recorded at a cost of $443,492, inclusive of related acquisition fees of $22,992 paid to the General Partner, and is adjusted for its share of earnings, losses and distributions thereafter.

     Information as to the unaudited results of operations of ICON/Kenilworth LLC for the six months ending June 30, 2004 and 2003 is summarized below:

                                       Six Months Ended        Six Months Ended
                                         June 30, 2004           June 30, 2003
                                         -------------           --------------

Net income                              $     567,766            $     393,709
                                        =============            =============

Partnership's share of net income       $      28,388            $      19,685
                                        =============            =============

Distributions                           $      84,932            $     329,244
                                        =============            =============

Partnership's share of distribution     $       4,247            $      16,462
                                        =============            =============

     ICON Aircraft 46835, LLC
     ------------------------

     In December 2002, the Partnership and Fund Nine formed ICON Aircraft 46835, LLC ("ICON 46835") for the purpose of acquiring an investment in a McDonnell Douglas DC-10-30F aircraft leased to Federal Express Corporation for a purchase price of $25,291,593, which was funded with cash of $3,000,000 and non-recourse debt of $22,291,593. The lender has a security interest in the aircraft and an assignment of the rental payments under the lease. The lease is scheduled to expire in March 2007, at which time the final lease payment of $2,708,000 will be used to pay-off the then outstanding non-recourse debt of the equivalent amount.

     In addition, there was a total of $758,748 in acquisition fees paid to the General Partner, of which the Partnership's share was $113,812. The outstanding balance of the non-recourse debt secured by this aircraft, at June 30, 2004, was $15,309,546.

     The Partnership and Fund Nine have ownership interests of 15% and 85%, respectively, in ICON 46835. The Partnership's original investment was recorded at a cost of $450,000 inclusive of related acquisition fees paid to the General Partner of $113,812 and is adjusted for its share of earnings, losses, and distributions thereafter.


     Information as to the unaudited results of operations of ICON 46835 for the six months ending June 30, 2004 and 2003 is summarized below:


                                           Six Months Ended    Six Months Ended
                                             June 30, 2004       June 30, 2003
                                             -------------       -------------

Net loss                                    $       88,877       $   (14,248)
                                            ==============       ===========

Partnership's share of net income (loss)    $       13,481       $    (2,137)
                                            ==============       ===========

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

        Notes to Condensed Consolidated Financial Statements - Continued

4.   Allowance for Doubtful Accounts

     During the quarter ended March 31, 2004, the Partnership established a provision for doubtful accounts of $411,742 relating to finance receivables from Kmart, Inc., based upon Kmart's failure to make monthly payments on one of the five leases with the Partnership has with the lessee. In current proceedings in the U.S. Bankruptcy Court, Kmart is attempting to reject the lease. At June 30, 2004, the non-recourse debt associated with the equipment was $3,398,406 and the related gross receivable was $3,810,148. The Partnership is monitoring the proceedings, as the lender of the non-recourse debt is contesting the rejection of the lease.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                                  June 30, 2004

Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

     Forward-Looking Information - The following discussion and analysis should be read in conjunction with the audited financial statements and notes included in the Partnership's annual report on Form 10-K dated December 31, 2003. Certain statements within this document may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are identified by words such as "anticipate," "believe," "estimate," "expects," "intend," "predict" or "project" and similar expressions. The Partnership believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions. Any such forward-looking statements are subject to risks and uncertainties and the Partnership's future results of operations could differ materially from historical results or current expectations. Some of these risks are discussed in this report, and include, without limitation, fluctuations in oil and gas prices; level of fleet additions by competitors and industry overcapacity; changes in capital spending by customers in the cargo delivery industry; changing customer demands for aircraft; acts of terrorism; unsettled political conditions, war, civil unrest and governmental actions; disease, such as SARS; foreign currency fluctuations; and environmental and labor laws. The Partnership's actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which may be beyond the Partnership's control, including, without limitation:

o    changes in our industry, interest rates or the general economy;

o    the degree and nature of our competition;

o    availability of qualified personnel;

o cash flows from operating activities may be less than the Partnership's current level of expenses;

o    the financial condition of lessees; and

o    lessee defaults.

a.   Overview

The Partnership is an equipment leasing business formed on February 7, 2000 and which began active operations on June 14, 2000. The Partnership primarily engages in the business of acquiring equipment subject to leases.

We have invested most of the net proceeds of this offering in items of equipment that are subject to leases. After the net offering proceeds were invested, additional investments were made with the cash generated from the Partnership's initial investments to the extent that cash is not needed for the Partnership's expenses or reserves or used to fund distributions to investors. The investment in additional equipment in this manner is called "reinvestment." We are currently operating in the "reinvestment period" and anticipate doing so through the end of October, 2006. After the "reinvestment period", the Partnership will then begin to sell its assets in the ordinary course of business during a time frame called the "liquidation period".

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                                  June 30, 2004

     The Partnership's current equipment portfolio which is held directly or through investments in joint ventures with affiliates, consists substantially of:

o A portfolio of conveyor systems, frames, racks, carousels and forklifts that are on lease to PetSmart, Inc. and was purchased for $3,331,179. The lease terminates on October 25, 2004, at which time PetSmart, Inc. has the opportunity to purchase all of the equipment at the then fair market value.

o A flight simulator on lease to British Aerospace, Inc. ("BAE"). The purchase price consisted of $2,062,472 cash and assumption of the remaining outstanding non-recourse debt of $10,830,109. The lease will expire on March 27, 2006, at which time BAE may renew the lease for two additional terms of one year each.

o A 15% interest in a McDonnell Douglas DC-10-30F aircraft on lease with Federal Express Corporation with an expiration date of March 31, 2007. The aircraft lease may be renewed for up to five years thereafter. The Partnership's share of the purchase price was $450,000 cash and it's pro rata share of $22,291,593 in non-recourse debt.

o A 90% interest in a McDonnell Douglas DC-10-30F aircraft on lease with Federal Express Corporation with an expiration date of March 31, 2007. The aircraft lease may be renewed for up to five years thereafter. The Partnership's share of the purchase price was $2,615,080 in cash and it's pro rata share of $24,211,080 in non-recourse debt.

o A 87.69% interest in ICON Cheyenne LLC ("ICON Cheyenne"), a special purpose entity which holds a portfolio consisting of various equipment, including over the road rolling stock, manufacturing equipment and materials handling equipment. The original transaction involved acquiring from Cheyenne Leasing Company a portfolio of 119 leases for a purchase price of $29,705,716. The purchase price consisted of an equity contribution of $11,401,151 and the assumption of non-recourse debt of $18,304,565. Of the original 119 schedules, 30 are still active with expiration dates ranging between January of 2005 and October of 2006.

o An Airbus A340-313 aircraft on lease to Cathay Pacific Airways Limited. The purchase price of the aircraft was $4,250,000 in cash and the assumption of non-recourse debt in the amount of $72,216,650. The lease is scheduled to terminate on March 31, 2006.

o A 50% interest in an Airbus A340-313 aircraft is on lease to Cathay Pacific Airways Limited. The aircraft was purchased for an equity contribution of $2,125,000 and its pro-rata share of non-recourse debt in the amount of $72,000,000. The lease is scheduled to terminate on March 31, 2006.

o    Five  aircraft  engines on lease to TWA,  LLC,  a  subsidiary  of  American
     Airlines. The aggregate purchase price was $5,950,000. The lease is scheduled to terminate on May 28, 2008.

o Computer equipment on lease to Regus Business Centre Corp. The equipment was purchased for $4,507,626. On March 1, 2003, the lease was restructured, and the expiry date is now March 14, 2007.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                                  June 30, 2004

o Five (5) schedules consisting of 179 photo labs subject to lease with Kmart Corporation. The aggregate purchase price for the equipment was $18,234,162 which consisted of $681,720 in cash and $17,552,442 of non-recourse debt. The lease expiration dates range between April 30, 2006 and January 31, 2007.

     Substantially all of our recurring operating cash flows are generated from the single investor leases in the Partnership's portfolio. On a monthly basis, we deduct the expenses related to the recurring operations of the portfolio from such revenues and assess the amount of the remaining cash flows that will be required to fund known re-leasing costs and equipment management costs. Any residual operating cash flows are considered available for distribution to the investors and are paid monthly (up until the liquidation period). We anticipate increases in cash available for operating distributions to investors due to the acquisition of more single-investor deals.

Industry Factors

          Our results continue to be impacted by a number of factors influencing the equipment leasing industry.

     Further Deterioration of the Air Travel Industry.

     The aircraft leasing industry is currently in on the downside of a business cycle, and this has resulted in depressed sales prices for assets such as the Partnership's aircraft. It does not appear that the industry will recover significantly in the very near future, although the Partnership is optimistic that within two to three years, there will be a full recovery. However, a further weakening of the industry could cause the proceeds realized from the future sale of the Partnership's aircraft, engines, and flight simulator to be even less than suggested by recent appraisals.

     Lessee Credit Risk.

     The Bankruptcy Court has retained jurisdiction over a dispute involving the Kmart leases, and an adverse ruling may affect the Partnership's residual value in the Equipment. Kmart has attempted to reject one of the Partnership's leases and replace equipment from the Partnership's schedules to other lessors while simultaneously substituting other lessor's equipment on to the Partnership's schedules. If the Partnership is not granted title in the new equipment by the Bankruptcy Court, it will affect the Partnership's ability to realize a return on its investment.

     Kmart has yet to reimburse the Partnership for property taxes remitted by the Partnership on behalf of Kmart. A hearing is scheduled for August 30, 2004 on the matter, however Kmart's counsel has indicated that Kmart is in the process of verifying the invoices which have been submitted prior to reimbursement.

     International Risks.

     The Partnership's portfolio includes leases with foreign companies, such as Cathay Pacific Airways, which makes the Partnership's assets especially subject to geo-political events as well as other foreign concerns, such as SARS. A reemergence of SARS may affect travel to the Far East, which would adversely affect the financial condition of Cathay Pacific.

                           ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                                  June 30, 2004

b.   Results of Operations for the Three Months Ended June 30, 2004 and 2003

Revenues

     Gross revenues for the three months ended June 30, 2004 (the "2004 Quarter") were $5,302,602 comprised primarily of rental income and finance income. This is a decrease of $867,969 from the quarter that ended June 30, 2003 (the "2003 Quarter"). This decrease is attributable to a decrease in rental income of $640,320, finance income of $215,187, and an increase in net loss on sale of equipment of $206,948. The decrease in rental income resulted primarily from the transfer of equipment on lease to equipment held for sale or lease in one of the Partnership's consolidated joint ventures, ICON Aircraft 24846. The decrease in finance income resulted primarily from the termination of equipment on lease to CSK Auto in 2003. Net loss on sale of equipment increased primarily due to the sale of equipment on lease to Alliant Food, The Perrier Group and National Steel which were included in one of the Partnership's consolidated joint ventures, ICON Cheyenne, LLC. These decreases were partially offset by an increase in income from investments in unconsolidated joint ventures of $97,644; specifically, net income in the ICON Aircraft 126, LLC ("ICON 126") and ICON SPK-2023 LLC ("ICON SPK") joint ventures. Also a gain from investment in unguaranteed residual value of $98,232 partially offset the decreases in gross revenue for the 2004 Quarter.

Expenses

     Expenses for the 2004 Quarter were $6,852,827. This is a decrease of $1,013,529 from the 2003 Quarter. The primary reasons for the decrease in expenses was that depreciation expense decreased by $887,381 due to the sale of equipment on lease to National Fuel Gas and International Paper in the 2003 Quarter which were included in one of the Partnership's consolidated joint ventures, ICON Cheyenne, a decrease in interest expense of $338,860 was due to the pay-off of a note associated with equipment on lease to TWA in 2003; the overall decrease in the average size of the lease portfolio in the ICON Cheyenne, a joint venture in the 2004 Quarter as compared to the 2003 Quarter; and the declining nature of interest expense over a period of time. Decreases in Management fees - General Partner of $285,795 and administrative expense reimbursements - General Partner of $69,396 and amortization of initial direct costs of $23,013 were the result of a decrease in the average size of the finance and operating lease portfolios due to lease terminations or transfers to equipment held for sale or lease as mentioned above. Partially offsetting these decreases is a provision for impairment loss of $601,788 recorded on one of the Partnership's consolidated joint ventures, ICON Aircraft 24846, as a result of the sale of an aircraft in July 2004.

Net Income/Loss of the Partnership

     As a result of the foregoing factors, net loss for the quarters ended June 30, 2004 and 2003 was $1,550,565 and $1,696,125, respectively. The net loss per weighted average limited partnership unit for the quarters ended June 30, 2004 and 2003 was $2.06 and $2.25.

c.   Results of Operations for the Six Months Ended June 30, 2004 and 2003

Revenues

     Gross revenues for the six months ended June 30, 2004 (the "2004 Period") were $10,320,801 comprised primarily of rental income and finance income. This is a decrease of $2,184,430 from the six months ended June 30, 2003 (the "2003 Period"). This decrease is attributable to a decrease in rental income of $1,272,393, finance income of $455,299, and an increase in net loss on sale of equipment of $685,023. The decrease in rental income resulted primarily from the transfer of equipment on lease to equipment held for sale or lease in one of the Partnership's consolidated joint ventures ICON Aircraft 24846. The decrease in finance income resulted primarily from the termination of equipment on lease to CSK Auto in 2003. Net loss on sale of equipment increased due to the sale of

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                                  June 30, 2004

equipment on lease to Alliant Food, The Perrier Group and National Steel which were included in one of the Partnership's consolidated joint ventures ICON Cheyenne. These decreases were partially offset by an increase in income from investments in unconsolidated joint ventures of $128,297; specifically, net income in the ICON 126 and ICON SPK joint ventures. Also a gain from investment in unguaranteed residual value of $98,232 partially offset the decreases in gross revenue for the 2004 Quarter.

Expenses

     Expenses for the 2004 Period were $14,169,268. This is a decrease of $556,890 from the 2003 Period. The primary reasons for the decrease in expenses was that depreciation expense decreased by $671,260 due to the sale of equipment on lease to National Fuel Gas, Avery Dennison, Nestle USA and International Paper in the 2003 Period which were included in one of the Partnership's consolidated joint ventures, ICON Cheyenne. A decrease in interest expense of $529,652 was due to the pay-off of a note associated with equipment on lease to TWA, LLC in 2003; the overall decrease in the average size of the lease portfolio in the ICON Cheyenne joint venture in the 2004 Quarter as compared to the 2003 Quarter; and the declining nature of interest expense over a period of time. Decreases in Management fees - General Partner of $370,819 and administrative expense reimbursements - General Partner of $114,013 and amortization of initial direct costs of $46,571 were the result of a decrease in the average size of the finance and operating lease portfolios due to lease terminations or transfers to equipment held for sale or lease as mentioned above. The decrease in expenses were partially offset by an increase in aircraft maintenance expenses of $171,180 due primarily to increased maintenance expense associated with the Boeing 767-300 ER aircraft that was previously leased to Scandinavian Airline Systems included in one of the Partnership's consolidated joint ventures, ICON Aircraft 24846. An increase in provision for bad debt of $411,742 was recorded on equipment leased to K-Mart which is included in the Partnership's investment in finance leases. An increase in minority interest
(income) expense of $110,734 was due to losses incurred in two of the Partnership's consolidated joint ventures, specifically ICON Aircraft 24846 and ICON Cheyenne LLC. Also, an increase in provision for impairment loss of $601,788 recorded on one of the Partnership's consolidated joint ventures, ICON Aircraft 24846.

Net Income/Loss of the Partnership

     As a result of the foregoing factors, net loss for the periods ended June 30, 2004 and 2003 was $3,848,467 and $2,220,927, respectively. The net loss per weighted average limited partnership unit for the periods ended June 30, 2004 and 2003 was $5.12 and $2.94.

d.   Liquidity and Capital Resources

Cash Requirements

     The Partnership has sufficient funds necessary to maintain current operations and to continue to invest in business essential assets subject to lease. The Partnership is currently focused on increasing cash flow through the acquisition of additional "income" leases.

Operations

     The Partnership's primary source of funds for the six months ended June 30, 2004 were cash proceeds associated with equipment sold and advances received and for the sale of equipment of $3,464,571, proceeds from the sale of unguaranteed residuals of $507,818, and distributions received from unconsolidated joint ventures of $437,458. The Equipment sold was equipment on lease to Alliant Food,

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

June 30, 2004 The Perrier Group, Home Depot, Solectron, NBC and National Steel which were included in one of the Partnership's consolidated joint ventures ICON Cheyenne. The distributions received from the joint venture was due to sales of equipment and rental income received by two of the Partnership's consolidated joint ventures ICON SPK 2023-A, LLC and ICON/Kenilworth LLC. Distributions to partners aggregated $3,010,089. As a result of this activity, the Partnership's liquidity was decreased during the 2004 Period over the 2003 Period. As cash is realized from operations the Partnership will continue to invest in equipment leases and financings where it deems it to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations.

     Kmart-lessee: The Partnership is the lessor of 210 Noritsu Optical/Digital photo processing mini-labs located at Kmart retail locations throughout the country.

     On January 22, 2002, Kmart and its affiliate debtors filed a voluntary petition in the United States Bankruptcy Court for the Eastern District of Illinois seeking relief under Chapter 11 of Title 11 of U.S.C., 11 U.S.C. (Section)101, et. seq. as amended.

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

     While the Partnership expects to prevail in this matter, there is no certainty of the outcome and therefore the Partnership may be adversely affected by an unfavorable decision of the Bankruptcy Court. The Partnership in its 2003 annual report on Form 10-K, had indicated that Kmart was current on payments through March 2004. This statement was made as a result of having not received notice from any lenders of a payment default.

ICON Aircraft 24846
-------------------

     The General Partner had determined that it was in its best interest of the Partnership and its co-venturers to sell the Boeing 767-300ER aircraft, manufacturer's serial number 24846, to BTM Capital Corp., the lender, for an amount equal to the outstanding non-recourse debt balance. The decision to sell the aircraft was based, in part, on the following factors:

1) The aircraft's current fair market value was between $24MM and $27MM, and the balance of the outstanding debt was $34.5MM.

2) Any new lease for the aircraft would have required the Partnership to contribute an additional $850,000 in equity (at minimum) in order to reconfigure the aircraft and/or upgrade the engines.

3) If the Partnership were to continue to remarket the aircraft, the lender would have required interest only payments of $100,000/month until the aircraft was placed with a new lessee.

     The sale of the aircraft took effect on July 29, 2004. ICON Aircraft 24846 realized a loss of approximately $601,788 and recorded an impairment in the second quarter.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                                  June 30, 2004

Financings and Recourse Borrowings

     The Partnership has $2,000,000 outstanding under its joint borrowing facility with Comerica Bank. The existence of the facility enables the Partnership to use cash for acquisitions and distribution should cash flow become constrained during the reinvestment period.

     The Partnership, along with certain of its affiliates -- ICON Cash Flow Partners L.P. Seven, ICON Income Fund Eight A and ICON Income Fund Nine LLC -- are parties to a Loan and Security Agreement dated May 30, 2002, as amended (the "Loan Agreement") between themselves and Comerica Bank (the "Bank"). Certain financial covenants under the Loan Agreement were violated and were subsequently cured. The Bank has waived any default that might have resulted there from. The line of credit was extended to expire December 31, 2004. Aggregate borrowings by all funds under the line of credit agreement aggregated to $8,615,439 on June 30, 2004.

     Distributions

     The Partnership made cash distributions to partners of $3,010,089 during the six months ended June 30, 2004. Such distributions have been reflected as a return of capital, as the Partnership recorded a loss for the Period.

     Uncertainties

     As of June 30, 2004, except as noted above in the Overview section and listed below in the Risk Factors section, and to the best of our knowledge, there were no known trends or demands, commitments, events or uncertainties which are likely to have a material effect on liquidity

Risk Factors

     Set forth below and elsewhere in this report and in other documents we file with the Securities and Exchange Commission are risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report and other periodic statements we make, including but not limited to, the following:

o Kmart is attempting to reject one of the Partnership's equipment schedules and also attempting to substitute equipment among all of its equipment schedules, including schedules not owned by the Partnership. The Bankruptcy Court has retained jurisdiction over this dispute and it is anticipated that the Court will enter an Order granting the Partnership title to the "new" equipment which is being substituted. If the Partnership is not granted title in the new equipment by the Bankruptcy Court, it will affect the Partnership's ability to realize on its investment. The Court is also in the process of resolving a dispute with Kmart over delinquent property taxes.

o TWA, LLC is owned by American Airlines, which has suffered financially with the rest of the Airline Industry. The possibility of a Chapter 11 filing by American Airlines may adversely affect the Partnership's engines which are on lease to TWA, LLC.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                                  June 30, 2004

e.   Inflation and Interest Rates

     The potential effects of inflation on the Partnership are difficult to predict. If the general economy experiences significant rates of inflation, however, it could affect the Partnership in a number of ways. The cost of equipment acquisitions could increase with inflation and revenues from existing leases would not generally increase with inflation, as the Partnership does not currently have or expect to have rent escalation clauses tied to inflation in its leases. Nevertheless, the anticipated residual values to be realized upon the sale or re-lease of equipment upon lease terminations (and thus the overall cash flow from the Partnership's leases) may be expected to increase with inflation as the cost of similar new and used equipment increases

     If interest rates increase significantly, the lease rates that the Partnership can obtain on future leases may be expected to increase as the cost of capital is a significant factor in the pricing of lease financing. Leases already in place, for the most part, would not be affected by changes in interest rates.

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

     The Partnership borrows funds under a floating rate line of credit and is therefore exposed to interest rate risk until the floating rate line of credit is repaid. The Partnership's had $2,000,000 outstanding under the floating rate line of credit as of June 30, 2004.

     The Partnership attempts to manage its exposure to equipment and residual risk by monitoring the market and maximizing re-marketing proceeds received through re-lease or sale of equipment.

Item 4.    Controls and Procedures

     The Partnership carried out an evaluation, under the supervision and with the participation of management of ICON Capital Corp., the General Partner of the Partnership, including the Chief Executive Officer and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934. Based upon the evaluation, the Chief Executive Officer and the Principal Financial and Accounting Officer concluded that the Partnership's disclosure controls and procedures were effective.

     There were no significant changes in the Partnership's internal control over financial reporting during the Partnership's second quarter that have materially affected, or are likely to materially affect, the Partnership's internal control over financial reporting.

                          ICON Income Fund Eight B L.P.
                         (A Delaware Limited Partnership

PART II - OTHER INFORMATION
---------------------------


Item 1 - Legal Proceedings
--------------------------

     The Partnership, from time-to-time, in the ordinary course of business, commences legal actions when necessary to protect or enforce the rights of the Partnership. We are not a defendant party to any pending litigation and are not aware of any pending or threatened litigation against the Partnership.

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

(b) Report on Form 8-K - None

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)



                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     ICON Income Fund Eight B L.P.
                                     By its General Partner,
                                     ICON Capital Corp.



       August 16, 2004       /s/ Thomas W. Martin
 -----------------------     ---------------------------------
             Date            Thomas W. Martin
                             Executive Vice President
                             (Principal financial and accounting officer of the
                             General Partner of the Registrant)

Exhibit 32.1

Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

                              Certifications - 10-Q
                              ----------------------

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

3. Based on my knowledge, the condensed consolidated financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report based on such evaluation; and

     c) disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the board of directors of the General Partner (or persons performing the equivalent functions):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control, are reasonably likely to materially affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Dated:  August 16, 2004

/s/ Beaufort J.B. Clarke
-----------------------------
Beaufort J. B. Clarke
Chairman and Chief Executive Officer
ICON Capital Corp.
sole General Partner of ICON Income Fund Eight B L.P.

Exhibit 32.2

Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

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

3. Based on my knowledge, the condensed consolidated financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report based on such evaluation; and

     c) disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the board of directors of the General Partner (or persons performing the equivalent functions):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control, are reasonably likely to materially affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Dated:  August 16, 2004

/s/ Thomas W. Martin
----------------------------------------
Thomas W. Martin
Executive Vice President
(Principal Financial and Accounting Officer)
ICON Capital Corp.
sole General Partner of ICON Income Fund Eight B L.P.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                                  June 30, 2004

EXHIBIT 33.1

     I, Beaufort J.B. Clarke, Chairman and Chief Executive Officer of ICON Capital Corp, the sole General Partner of ICON Income Fund Eight B L.P., certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.
1350), that, to the best of my knowledge and belief :

(1) the Quarterly Report on Form 10-Q for the period ended June 30, 2004 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and

(2) the information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of ICON Income Fund Eight B L.P.

Dated:  August 16, 2004



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

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                                  June 30, 2004

EXHIBIT 33.2

     I, Thomas W. Martin, Executive Vice President (Principal Financial and Accounting Officer) of ICON Capital Corp, the sole General Partner of ICON Income Fund Eight B L.P., certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that, to the best of my knowledge and belief:

(1) the Quarterly Report on Form 10-Q for the period ended June 30, 2004 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and

(2) the information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of ICON Income Fund Eight B L.P.

Dated:  August 16, 2004



            /s/ Thomas W. Martin
            -------------------------------------------------------
            Thomas W. Martin
            Executive Vice President (Principal
            Financial and Accounting Officer)
            ICON Capital Corp.
            General Partner of ICON Income Fund Eight B L.P.