Form 10-Q
period 2004-09-30
ICON INCOME FUND EIGHT B LP
filed 2004-11-22
CIK 1121716

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



     [x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended            September 30, 2004
                              --------------------------------------------------

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from ______________________ to________________________

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

                           Consolidated Balance Sheets

                                                  (Unaudited)
                                                  September 30,     December 31,
                                                       2004             2003
                                                       ----             ----
   Assets

Cash and cash equivalents                       $     956,359     $   1,760,803
                                                -------------     --------------
Investments in finance leases:
   Minimum rents receivable                        11,631,582        15,192,886
   Estimated unguaranteed residual values           1,737,662         1,737,662
   Initial direct costs, net                           95,384           194,985
   Unearned income                                 (1,068,244)       (1,974,924)
   Allowance for doubtful accounts                  (411,742)             -
                                                -------------     -------------

     Net investment in finance leases              11,984,642         15,150,609
                                                -------------     -------------

Investments in operating leases:
   Equipment, at cost                             136,105,659       148,112,061
   Accumulated depreciation and amortization      (34,503,234)      (31,289,197)
                                                -------------     --------------

     Net investment in operating leases           101,602,425       116,822,864
                                                -------------     --------------

Equipment held for sale or lease                       -             36,741,848
Investments in joint ventures                       5,900,394         6,382,227
Due from affiliates                                   923,921           167,170
Investment in unguaranteed residual values             -                409,586
Investment in option                                2,100,000         2,100,000
Other assets, net                                   1,341,862         1,212,013
                                                -------------     --------------

Total assets                                    $ 124,809,603     $ 180,747,120
                                                =============     ==============






                                                      (continued on next page)

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                     Consolidated Balance Sheets - Continued




                                                                          (Unaudited)
                                                                         September 30,           December 31,
                                                                              2004                   2003
                                                                              ----                   ----

      Liabilities and Partners' Equity

Notes payable - non-recourse                                           $      84,919,449     $     132,938,722
Note payable - recourse                                                        3,195,000             2,000,000
Due to affiliates                                                                  1,229                98,203
Deferred rental income                                                         2,828,642             1,255,076
Equipment sales advances                                                         368,908             1,361,506
Security deposits and other liabilities                                        1,708,514             1,377,023
Minority interests                                                               467,616             1,352,621
                                                                       -----------------     -----------------

   Total liabilities                                                          93,489,358           140,383,151
                                                                       -----------------     -----------------

Commitment and Contingencies

Partners' equity (deficit)
   General Partner                                                              (337,039)             (247,872)
   Limited Partners (743,529.34 and 745,491.39 units outstanding,
     $100 per unit original issue price)                                      31,657,284            40,611,841
                                                                       -----------------     -----------------

Total partners' equity                                                        31,320,245            40,363,969
                                                                       -----------------     -----------------

Total liabilities and partners' equity                                 $     124,809,603     $     180,747,120
                                                                       =================     =================




See accompanying notes to consolidated financial statements.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Operations
                                   (Unaudited)



                                                         For the Three Months            For the Nine Months
                                                          Ended September 30,            Ended September 30,
                                                          2004           2003           2004            2003
                                                          ----           ----           ----            ----
Revenues
   Rental income                                     $   4,497,884   $   5,457,298  $  14,471,720  $  16,703,527
   Finance income                                          269,921         498,738        906,679      1,590,795
   Net (loss) gain on sales of equipment                  (265,443)         10,033      (938,671)         21,828
   Income from investments in joint ventures               118,882         107,035        386,500        246,356
   Gain from investment in
     unguaranteed residual values                            1,194            -            99,426          -
   Interest income and other                                19,102           3,628         36,687         19,457
                                                     -------------   -------------   ------------   ------------

   Total revenues                                        4,641,540       6,076,732     14,962,341     18,581,963
                                                     -------------   -------------   ------------    -----------

Expenses
   Depreciation                                          3,159,140       4,697,297     11,103,749     13,313,166
   Interest                                              1,264,151       1,881,472      4,486,392      5,633,365
   Management fees - General Partner                       421,985         503,790      1,245,749      1,698,373
   Administrative expense
     reimbursements - General Partner                      195,259         229,672        636,681        785,107
   Aircraft maintenance                                       -            745,872        171,180        745,872
   General and administrative                              152,805         377,974        761,839        885,559
   Amortization of initial direct costs                     21,766          56,989         99,560        181,354
   Provision for bad debts                                    -               -           411,742          -
   Provision for impairment loss                              -               -           601,788          -
   Minority interest                                       (18,531)        (88,004)      (152,837)      (111,576)
                                                     -------------   -------------  -------------  -------------

   Total expenses                                        5,196,575       8,405,062     19,365,843     23,131,220
                                                     -------------   -------------  -------------  -------------

Net loss                                             $    (555,035)  $  (2,328,330)  $ (4,403,502)  $  (4,549,257)
                                                     =============   ==============  ============   =============


Net loss allocable to:
    Limited Partners                                 $   (549,485)   $  (2,305,047)  $ (4,359,467)  $ (4,503,764)
    General Partner                                        (5,550)         (23,283)       (44,035)       (45,493)
                                                     -------------   -------------   ------------   ------------

                                                     $   (555,035)   $  (2,328,330)  $ (4,403,502)  $ (4,549,257)
                                                     ============    =============   ============   ============

Weighted average number of limited
   partnership units outstanding                          743,648          746,526        744,463        747,525
                                                     ============    =============   ============    ============

Net loss per weighted average
   limited partnership unit                          $       (.74)   $      (3.09)   $     (5.86)   $      (6.03)
                                                     =============   =============   ============   ============






See accompanying notes to consolidated financial statements.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

              Consolidated Statement of Changes in Partners' Equity

                  For the Nine Months Ended September 30, 2004
                                   (Unaudited)




                                   Limited Partner Distributions
                                      Return of    Investment          Limited        General
                                       Capital       Income            Partners       Partner          Total
                                       -------       ------            --------       --------         -----
                                      (Per weighted average unit)

Balance at January 1, 2004                                        $     40,611,841  $   (247,872)  $ 40,363,969

Cash distributions to partners      $        6.00  $      -            (4,468,092)       (45,132)    (4,513,224)

Limited partnership units
  redeemed (1,962.05 units)                                              (126,998)         -          (126,998)

Net loss                                                               (4,359,467)       (44,035)    (4,403,502)
                                                                  ---------------   -------------  ------------

Balance at September 30, 2004                                     $    31,657,284   $   (337,039)  $ 31,320,245
                                                                  ---------------   ------------   ------------







See accompanying notes to consolidated financial statements.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Cash Flows

                     For the Nine Months Ended September 30,
                                   (Unaudited)


                                                                              2004                 2003
                                                                              ----                 ----

Cash flows from operating activities:
   Net loss                                                            $     (4,403,502)     $     (4,549,257)
                                                                       ----------------      ----------------
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Finance income paid directly to lenders by lessees                      (628,091)             (841,707)
       Depreciation                                                          11,103,749            13,313,166
       Amortization of initial direct costs                                      99,560               181,354
       Minority interest                                                       (152,837)             (111,576)
       Income from investments in joint ventures                               (386,501)             (246,356)
       Net loss (gain) on sales of equipment                                    938,671              (21,828)
       Gain from investment in unguaranteed residuals                           (99,426)                -
       Provision for impairment loss                                             601,788                -
       Provision for bad debts                                                   411,742                -
       Rental income paid directly to lenders by lessees                     (13,684,723)         (16,158,540)
       Interest expense on non-recourse financing
         paid directly to lenders by lessees                                   3,832,042            4,707,878
     Changes in operating assets and liabilities:
       Collection of principal - non-financed receivables                      1,096,893            2,068,755
       Due from affiliates                                                        58,865             (300,548)
       Other assets                                                             (129,849)             136,522
       Due to affiliates                                                         (96,974)              (6,960)
       Deferred rental income                                                     96,366             (353,779)
       Security deposits and other liabilities                                 1,324,089              877,070
                                                                         ---------------     ----------------

         Total adjustments                                                     4,385,364            3,243,451
                                                                         ---------------     ----------------

Net cash used in operating activities                                            (18,138)          (1,305,806)
                                                                         ---------------     ----------------

Cash flows from investing activities:
   Cash investment in operating leases                                             -               (3,076,564)
   Distributions from consolidated joint ventures                               (550,873)             -
   Equipment sales advances                                                     (992,598)             132,000
   Distributions received from unconsolidated joint ventures                     868,336            1,030,997
   Proceeds from sale of unguaranteed residual values                            509,012            1,882,292
   Loans and advances from affiliates                                           (815,616)             -
   Proceeds from the sales of equipment                                        3,702,243              681,899
                                                                         ---------------     ----------------

Net cash provided by investing activities                                      2,720,504              650,624
                                                                         ---------------     ----------------



                                                       (continued on next page)

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows - Continued

                     For the Nine Months Ended September 30,
                                   (Unaudited)



                                                                2004                 2003
                                                                ----                 ----

Cash flows from financing activities:
   Minority interest contribution, net                          11,458               352,198
   Proceeds from recourse borrowings                         1,195,000                 -
   Cash distributions to partners                           (4,513,224)           (5,527,570)
   Redemption of limited partnership units                    (126,998)             (135,248)
   Repayment of non-recourse borrowings                        (73,046)             (382,705)
                                                        ---------------    -----------------
Net cash used in financing activities                       (3,506,810)           (5,693,325)
                                                        ---------------    -----------------

Net decrease in cash and cash equivalents                     (804,444)           (6,348,507)
Cash and cash equivalents at beginning of the period         1,760,803             8,499,026
                                                        --------------     -----------------

Cash and cash equivalents at end of the period          $      956,359     $       2,150,519
                                                        ==============     ==================









                                                        (continued on next page)

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows - Continued

                     For the Nine Months Ended September 30,
                                   (Unaudited)

Supplemental Disclosure of Cash Flow Information
------------------------------------------------

     For the nine months ended September 30, 2004 and 2003, non-cash activities included the following:



                                                                              2004                 2003
                                                                              ----                 ----

Value of equipment and receivables acquired in exchange
   for debt                                                            $        -            $    24,211,080
Non-recourse notes payable and promissory note
   assumed in purchase of equipment and receivables                             -                (24,211,080)
                                                                       -----------------     ---------------

                                                                       $        -            $        -
                                                                       =================     ===============


Notes payable - non-recourse relinquished with sale of
   equipment                                                           $      34,491,692     $        -
                                                                       ==================    ===============


Principal and interest from finance leases paid
  directly to lenders by lessees                                       $       2,124,714     $     2,420,526
Rental income from operating leases paid
  directly to lenders by lessees                                              13,684,723          16,158,540
Deferred rental income from operating leases paid
  directly to lenders by lessees                                               1,477,200           3,194,162
Principal and interest paid directly to lenders by lessees                   (17,286,637)        (21,773,228)
                                                                       -----------------     ---------------

                                                                       $        -            $         -
                                                                       ================      ===============

Interest paid directly to lenders by lessees
  pursuant to non-recourse financings                                  $       3,832,042     $     4,707,878
Other interest paid                                                              654,350             925,487
                                                                       -----------------     ---------------

Total interest expense                                                 $       4,486,392     $     5,633,365
                                                                       =================     ===============





See accompanying notes to consolidated financial statements.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

                               September 30, 2004
                                   (Unaudited)

1.   Basis of Presentation and Consolidation

     The accompanying consolidated financial statements of ICON Income Fund Eight B L.P (the "Partnership") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Partnership's 2003 Annual Report on Form 10-K. The results for the interim period are not necessarily indicative of the results for the full year.

     The accompanying consolidated financial statements include the accounts of the Partnership its majority owned subsidiaries, ICON Cheyenne LLC, ICON Aircraft 24846 LLC and ICON Aircraft 47820 LLC at September 30, 2004 and for the three and nine months ended September 30, 2004 and 2003. All material intercompany balances and transactions have been eliminated in consolidation.

     Certain reclassifications have been made to the accompanying consolidated financial statements for the three and nine months ended September 30, 2003 to conform to the current period presentation.

2.   Organization

     The Partnership was formed on February 7, 2000 as a Delaware limited partnership for the purpose of acquiring equipment subject to leases and, to a lesser degree, acquiring ownership rights to items of leased equipment at lease expiration. The Partnership is currently in its "reinvestment" phase, wherein the Partnership seeks to purchase equipment from time to time through October 2006. After the "reinvestment period", the Partnership will then begin to sell its assets in the ordinary course of business during a time frame called the "disposition period". If the Partnership believes it would be beneficial to reinvest the cash flow in equipment during the disposition period, the Partnership may do so, but the General Partner will not receive any additional fees in connection with such reinvestments.

     The General Partner of the Partnership is ICON Capital Corp. (the "General Partner"), a Connecticut Corporation. The General Partner manages and controls the business affairs of the Partnership's equipment, leases and financing transactions under the partnership agreement.

3.   Joint Ventures

     The Partnership and its affiliates, entities in which ICON Capital Corp. is also the General Partner or Managing Partner, formed seven joint ventures discussed below for the purpose of acquiring and managing various assets. The Partnership and its affiliates have substantially identical investment objectives and participate on the same terms and conditions. The Partnership has a right of first refusal to purchase the equipment, on a pro-rata basis, if any of the affiliates desire to sell their interests in the equipment or joint venture.

     The three joint ventures described below are majority owned and are consolidated with the Partnership.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

                               September 30, 2004
                                   (Unaudited)

3.   Joint Ventures - continued

ICON Cheyenne LLC
-----------------

     The Partnership and three affiliates, ICON Cash Flow Partners L.P. Six ("L.P. Six"), ICON Cash Flow Partners L.P. Seven ("L.P. Seven") and ICON Income Fund Eight A L.P. ("Fund Eight A") formed, ICON Cheyenne LLC ("ICON Cheyenne") for the purpose of acquiring and managing a portfolio of leases. Prior to September 30, 2004 the Partnership, L.P. Six, L.P. Seven and Fund Eight A had ownership interests of 87.69%, 1.00%, 10.31% and 1.00%, respectively, in ICON Cheyenne. In connection with the terms of the Contribution Agreement as discussed in Note 4, effective September 30, 2004, L.P. Seven assigned a 9.04% interest in ICON Cheyenne (while retaining a 1.27% interest) to the Partnership for $204,384. This amount was determined to represent L.P. Seven's proportionate fair value, which equals the book value of L.P. Seven's interest in ICON Cheyenne at September 30, 2004. The fair value was determined using discounted cash flow projections for ICON Cheyenne's portfolio.

     The outstanding balance of the non-recourse debt secured by these assets, at September 30, 2004, was $570,172. The leases expire on various dates through September 2006.

ICON Aircraft 24846 LLC
-----------------------

     The Partnership and two affiliates, L.P. Seven and Fund Eight A formed, ICON Aircraft 24846 LLC ("ICON Aircraft 24846") for the purpose of acquiring an investment in a Boeing 767-300ER aircraft on lease to Scandinavian Airline Systems. The Partnership, L.P. Seven and Fund Eight A had ownership interests of 96.0%, 2.0% and 2.0%, respectively, in ICON Aircraft 24846.

     The aircraft was sold on July 29, 2004 and ICON Aircraft 24846 realized a loss on the sale of approximately $601,800. The General Partner had determined that it was in the best interest of ICON Aircraft 24846 and its members to sell the Boeing 767-300ER aircraft to BTM Capital Corp., the lender, for an amount equal to the outstanding debt balance. The decision to sell the aircraft was based, in part, on the following factors: (i) the aircraft's current fair market value was estimated to be between $24,000,000 and $27,000,000 and the balance of the outstanding debt was $34,500,000; (ii) any new lease for the aircraft would have required the Partnership to contribute an additional $850,000 in equity (at minimum) in order to reconfigure the aircraft and/or upgrade the engines; and
(iii) if the Partnership were to continue to remarket the aircraft, the lender would have required interest only payments of approximately $100,000 per month until the aircraft was re-leased.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

                               September 30, 2004
                                   (Unaudited)

3.   Joint Ventures - continued

ICON Aircraft 47820 LLC
------------------------

     The Partnership and an affiliate, Fund Nine formed, ICON Aircraft 47820 LLC ("ICON 47820") for the purpose of acquiring an investment in a McDonnell Douglas DC10-30F aircraft on lease to Federal Express Corporation ("Fedex"). The aircraft owned by ICON 47820 was acquired with cash and the assumption of non-recourse debt. The Partnership and Fund Nine have ownership interests of 90% and 10%, respectively, in ICON 47820. The lender has a security interest in the aircraft and an assignment of the rental payments under the lease. The lease is scheduled to expire in March 2007, at which time the final lease payment of $2,916,523 will be used to repay the remaining balance of the outstanding non-recourse debt. The outstanding balance of the non-recourse debt secured by this aircraft, at September 30, 2004, was $13,738,593.

     The four joint ventures described below are 50% or less owned by the Partnership and are accounted for under the equity method, whereby the Partnership's original investment was recorded at cost and is adjusted by its share of earnings, losses and distributions of the joint ventures.

ICON Aircraft 126, LLC
----------------------

     The Partnership and an affiliate, Fund Nine formed, ICON Aircraft 126 LLC ("ICON 126") for the purpose of acquiring all of the outstanding shares of Delta Aircraft Leasing Limited ("D.A.L."), a Cayman Islands registered company, which owns, through an Owner Trust, an Airbus A340-313X aircraft which is on lease to Cathay Pacific through March 2006. The Partnership and Fund Nine each have ownership interests of 50% in ICON 126. ICON 126 consolidates the financial position and operations of D.A.L. in its financial statements. The aircraft is subject to non-recourse debt provided by unaffiliated lenders. The outstanding balance of the non-recourse debt secured by this aircraft at September 30, 2004 was $59,728,210.

     Information as to the unaudited results of operations of ICON 126 for the nine month period ending September 30, 2004 and 2003 is summarized below:

                                         Nine Months Ended    Nine Months Ended
                                         September 30, 2004   September 30, 2003
                                         ------------------   ------------------

Net income                                $       439,908     $        290,362
                                          ===============     ================
Partnership's share of net income         $       219,955     $        145,181
                                          ===============     ================

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

                               September 30, 2004
                                   (Unaudited)

3.   Joint Ventures - continued

ICON SPK 2023-A, LLC
---------------------

     The Partnership and an affiliate, Fund Nine formed, ICON SPK 2023-A, LLC ("ICON SPK") for the purpose of acquiring a portfolio of leases. The leases expire on various dates through April 2008. The Partnership and Fund Nine have ownership interests of 49% and 51%, respectively, in ICON SPK.

     Information as to the unaudited results of operations of ICON SPK for the nine month period ending September 30, 2004 and 2003 is summarized below:

                                      Nine Months Ended     Nine Months Ended
                                      September 30, 2004   September 30, 2003
                                      ------------------   ------------------

Net income                             $        254,175     $       145,033
                                       ================     ===============
Partnership's share of net income      $        124,546     $        71,066
                                       ================     ===============
Distributions                          $      1,759,288     $     2,059,280
                                       ================     ===============
Partnership's share of distribution    $        862,057     $     1,009,047
                                       ================     ===============

     ICON/Kenilworth LLC
     -------------------

     The Partnership and an affiliate, Fund Nine, an entity managed by the ICON Capital Corp., formed ICON/Kenilworth LLC for the purpose of acquiring a natural gas-fired 25MW co-generation facility for cash and non-recourse debt. The Partnership and Fund Nine have ownership interests of 5% and 95%, respectively. The base lease for the co-generation facility was through July 2004 and has been extended until 2009. During the extension term, rental payments will, in part, be a function of natural gas prices. If natural gas prices are sustained at the current record high levels, rental payments will be deferred until natural gas prices return to previous levels. The outstanding balance of the non-recourse debt was fully repaid at the end of the base lease term in July 2004.

     Under the terms of the Renewal Rent Agreement (the "Agreement") the lessee's rent is contingent upon the price of natural gas. If the price of natural gas for the quarter is equal to or greater than $4.50 per mmbtu then the lessee's rent shall be the lesser of the lessee's excess cash, as defined in the Agreement or the base renewal rent which is $250,000 per quarter. If the price of natural gas for the quarter is equal to $4.00 per mmbtu but less than $4.50 per mmbtu than the lessee's rent shall be equal to the base renewal rent plus the first gas price bonus, as defined in the Agreement. If the price of natural gas for the quarter is less than $4.00 per mmbtu then the lessee's rent shall be equal to the base renewal rent plus other incentives and a second gas price bonus, as defined in the Agreement. In accordance with accounting principles generally accepted in the United States of America the Partnership will not accrue contingent rental income until such time as the payment becomes due.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

                               September 30, 2004
                                   (Unaudited)

3.   Joint Ventures - continued

     Information as to the unaudited results of operations of ICON/Kenilworth LLC for the nine months ending September 30, 2004 and 2003 is summarized below:

                                         Nine Months Ended    Nine Months Ended
                                         September 30, 2004   September 30, 2003
                                         ------------------   -----------------

Net income                                  $     483,281     $     615,300
                                            =============     =============
Partnership's share of net income           $      19,973     $      30,765
                                            =============     =============
Distributions                               $     125,671     $     439,000
                                            =============     =============
Partnership's share of distribution         $       6,284     $      21,950
                                            =============     =============

ICON Aircraft 46835, LLC
------------------------

     The Partnership and an affiliate, Fund Nine, formed ICON Aircraft 46835, LLC ("ICON 46835") for the purpose of acquiring an investment in a McDonnell Douglas DC-10-30F aircraft on lease to Fedex. The Partnership and Fund Nine have ownership interests of 15% and 85%, respectively. ICON 46835 acquired the aircraft subject to the Fedex lease with cash and the assumption of non-recourse debt. The lender has a security interest in the aircraft and an assignment of the rental payments under the lease. The lease is scheduled to expire in March 2007, at which time the final lease payment of $2,708,000 will be used to repay the remaining outstanding balance of the non-recourse debt. The outstanding balance of the non-recourse debt at September 30, 2004 was $12,754,529.


     Information as to the unaudited results of operations of ICON 46835 for the nine months ending September 30, 2004 and 2003 is summarized below:

                                         Nine Months Ended    Nine Months Ended
                                         September 30, 2004   September 30, 2003
                                         ------------------   ------------------

Net income (loss)                          $       146,842     $       (4,373)
                                           ===============     ==============
Partnership's share of net income (loss)   $        22,026     $         (656)
                                           ===============     ==============

4.   Related Party Transactions

     As part of the Comerica Bank Loan and Security Agreement, there is a Contribution Agreement between the Partnership, L.P. Seven, ICON Income Fund Eight A L.P., Fund Nine and ICON Income Fund Ten, LLC ("Fund Ten") (each a "Borrower" and collectively, "the Borrowers"). Under the Contribution Agreement each Borrower is jointly and severally liable for all amounts outstanding to Comerica Bank. The Contribution Agreement allows a Borrower to repay another Borrowers obligation to Comerica Bank as long as the repaid amounts are promptly reimbursed to the paying Borrower. At September 30, 2004, the Partnership paid advances to Comerica Bank of, $1,020,000, on behalf of the obligations of the L.P. Seven. The Partnership is accruing interest income at 8.0% per annum on all unpaid advances. Offsetting this advance was $204,384 in amounts paid to L.P. Seven with the assignment of its interest in ICON Cheyenne. L.P. Seven anticipates repaying these advances either from rental income, proceeds from equipment sales and the sale of the Partnership's joint venture interests or a combination of the three.

     Additionally, the Partnership is due $102,000 from ICON SPK.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

                               September 30, 2004
                                   (Unaudited)

4.   Related Party Transactions - continued

     Fees and expenses paid or accrued by the Partnership to the General Partner or its affiliates directly or on behalf of joint ventures in which the Partnership has an interest for the period ended September 30, 2004 and 2003, respectively, were as follows:



                                2004             2003
                                ----             ----

Acquisition fees           $       -         $     736,766    Capitalized as part of investment
                                                                in operating leases
Acquisition fees                   -                 -        Capitalized as part of
                                                                investment in joint venture
Management fees                1,245,749         1,698,373    Charged to operations
Administrative expense
  reimbursements                 636,681           785,107    Charged to operations
                           -------------     -------------

                           $   1,882,430     $   3,220,246
                           =============     =============


5.   Allowance for Doubtful Accounts

     During the quarter ended March 31, 2004, the Partnership established a provision for doubtful accounts of $411,742 relating to finance receivables from Kmart, Inc., based upon Kmart's failure to make monthly payments on one of the five leases with the Partnership has with the lessee. In current proceedings in the U.S. Bankruptcy Court, Kmart is attempting to reject the lease. At September 30, 2004, the non-recourse debt associated with the equipment was $3,398,406 and the related gross receivable was $3,810,148. The Partnership is monitoring the proceedings, as the lender of the non-recourse debt is contesting the rejection of the lease.

Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information - The following discussion and analysis should be read in conjunction with the audited consolidated financial statements and notes included in our annual report on Form 10-K dated December 31, 2003. Certain statements within this document may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are identified by words such as "anticipate," "believe," "estimate," "expects," "intend," "predict" or "project" and similar expressions. We believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions. Any such forward-looking statements are subject to risks and uncertainties and our future results of operations could differ materially from historical results or current expectations. Some of these risks are discussed in this report, and include, without limitation, fluctuations in oil and gas prices; level of fleet additions by competitors and industry overcapacity; changes in capital spending by customers in the cargo delivery industry; changing customer demands for aircraft; acts of terrorism; unsettled political conditions, war, civil unrest and governmental actions; disease; foreign currency fluctuations; and environmental and labor laws. Our actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which may be beyond our control, including, without limitation:

o    changes in our industry, interest rates or the general economy;

o    the degree and nature of our competition;

o    availability of qualified personnel;

o cash flows from operating activities may be less than our current level of expenses and debt obligations;

o    the financial condition of lessees; and

o    lessee defaults.

a.   Overview

     We are an equipment leasing business formed on February 7, 2000 and which began active operations on June 14, 2000. We are primarily engaged in the business of acquiring equipment subject to lease.

     We have invested most of the net proceeds of this offering in items of equipment that are subject to lease. After the net offering proceeds were invested, additional investments were made with the cash generated from our initial investments to the extent that cash is not needed for our expenses or reserves or used to fund distributions to investors. The investment in additional equipment in this manner is called "reinvestment." We are currently operating in the "reinvestment period" and anticipate doing so through the end of October, 2006. After the "reinvestment period", we will then begin to sell our assets in the ordinary course of business during a time frame called the "disposition period".

     Our  current  equipment   portfolio  which  is  held  directly  or  through
investments in joint ventures with affiliates consists substantially of:

o A portfolio of conveyor systems, frames, racks, carousels and forklifts that are on lease to PetSmart, Inc. and was purchased for $3,331,179. The lease terminated on October 25, 2004, at which time PetSmart, Inc. purchased all of the equipment, at fair value, for approximately $1,300,000 which resulted in an estimated gain of $750,000.

o A flight simulator on lease to British Aerospace, Inc. ("BAE"). The purchase price consisted of $2,062,472 cash and assumption of the remaining outstanding non-recourse debt of $10,830,109. The lease will expire on March 27, 2006, at which time BAE may renew the lease for two additional terms of one year each. o A 15% interest in a McDonnell Douglas DC-10-30F aircraft on lease with Federal Express Corporation with an expiration date of March 31, 2007. The aircraft lease may be renewed for up to five years thereafter. Our share of the purchase price was $450,000 cash and our pro rata share of $22,291,593 in non-recourse debt.

o A 90% interest in a McDonnell Douglas DC-10-30F aircraft on lease with Federal Express Corporation with an expiration date of March 31, 2007. The aircraft lease may be renewed for up to five years thereafter. Our share of the purchase price was $2,615,080 in cash and our pro rata share of $24,211,080 in non-recourse debt.

o Effective September 30, 2004, L.P. Seven assigned 9.04% of its interest in ICON Cheyenne LLC ("ICON Cheyenne") to us for $204,384 increasing our ownership to 96.73%. ICON Cheyenne is a joint venture which holds a portfolio consisting of various equipment leases, including over the road rolling stock, manufacturing equipment and materials handling equipment. The original transaction involved acquiring from Cheyenne Leasing Company a portfolio of 119 leases for a purchase price of $29,705,716. The purchase price consisted of an equity contribution of $11,401,151 and the assumption of non-recourse debt of $18,304,565. Of the original 119 schedules, 30 are still active with expiration dates ranging between January of 2005 and October of 2006.

o An Airbus A340-313 aircraft on lease to Cathay Pacific Airways Limited. The purchase price of the aircraft consisted of $4,250,000 in cash and the assumption of non-recourse debt in the amount of $72,216,650. The lease is scheduled to terminate on March 31, 2006.

o A 50% interest in an Airbus A340-313 aircraft is on lease to Cathay Pacific Airways Limited. The aircraft was purchased for $2,125,000 in cash and our pro-rata share of non-recourse debt in the amount of $72,000,000. The lease is scheduled to terminate on March 31, 2006.

o    Five  aircraft  engines on lease to TWA,  LLC,  a  subsidiary  of  American
     Airlines. The aggregate purchase price was $5,950,000. The lease is scheduled to terminate on May 28, 2008.

o Computer equipment on lease to Regus Business Centre Corp. The equipment was purchased for $4,507,626. On March 1, 2003, the lease was restructured, and the expiration date is now March 14, 2007.

o Five (5) schedules consisting of 179 photo labs subject to lease with Kmart Corporation. The aggregate purchase price for the equipment was $18,234,162 which consisted of $681,720 in cash and $17,552,442 of non-recourse debt. The lease expiration dates range between April 30, 2006 and January 31, 2007.

     Substantially all of our recurring operating cash flows are generated from the single investor leases in our portfolio. On a monthly basis, we deduct the expenses related to the recurring operations of the portfolio from such revenues and assess the amount of the remaining cash flows that will be required to fund known re-leasing costs and equipment management costs. Any residual operating cash flows are considered available for distribution to the investors and are paid monthly (up until the distribution period). We anticipate increases in cash available for operating distributions to investors due to the acquisition of more single-investor deals.

Kmart

     On January 22, 2002, Kmart and its affiliate debtors filed a voluntary petition in the United States Bankruptcy Court for the Eastern District of Illinois seeking relief under Chapter 11 of the United States Bankruptcy Code. We are the lessor of 210 Noritsu Optical/Digital photo processing mini-labs located at Kmart retail locations throughout the country.

     We were one of multiple lessors that financed mini-labs. Kmart neither affirmed nor rejected any of the leases for this equipment in their current form. Instead, Kmart attempted to invoke a provision within the lease agreements that allegedly allows Kmart to substitute like equipment on each schedule even if the equipment is encumbered. Kmart's plan was to substitute equipment among the various schedules, regardless of lessor/lender, and to affirm or reject each newly defined schedule.

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

     While we expect to prevail in this matter, there is no certainty of the outcome and therefore we may be adversely affected by an unfavorable decision of the Bankruptcy Court. In our 2003 annual report on Form 10-K, we indicated that Kmart was current on payments through March 2004. This statement was made as a result of having not received notice from any lenders of a payment default.

     We are currently in negotiations with Kmart and anticipate resolving this dispute via a Stipulation Agreement. We hope to have the Stipulation Agreement approved by the Bankruptcy Court at hearing currently scheduled during December 2004. As part of the Stipulation Agreement, Kmart would make payment on all past due property taxes, as well as, our request to the Court to grant us title to all of the substituted machines on our lease schedules. The fifth lease schedule
- Schedule 23, would officially be rejected. Kmart continues to remain current on all of its rent obligations on the other four lease schedules.

Sale of Assets

     The Boeing 767-300ER aircraft was sold on July 29, 2004. ICON Aircraft 24846 LLC realized a loss on the sale of approximately $601,800 and recorded an impairment charge on this asset in the second quarter. The General Partner determined that it was in the best interests of the joint venture, which had been holding the Boeing 767-300ER aircraft to sell the aircraft to BTM Capital Corp., the lender, for an amount equal to the outstanding debt balance. The decision to sell the aircraft was based, in part, on the following factors:

1) The aircraft's fair market value was estimated to be between $24MM and $27MM, and the balance of the outstanding debt was $34.5MM.

2) Any new lease for the aircraft would have required the Partnership to contribute an additional $850,000 in equity (at minimum) in order to reconfigure the aircraft and/or upgrade the engines.

3) If the Partnership were to continue to remarket the aircraft, the lender would have required interest only payments of approximately $100,000 per month until the aircraft was re-lessee.

Industry Factors

     Our results continue to be impacted by a number of factors influencing the equipment leasing industry.

General Economic Conditions

     The United States of America's economy appears to be recovering, and we believe that the leasing industry's outlook for the foreseeable future is encouraging. Many experts foresee an increase in capital spending by corporations through 2007 which should increase the pool of available secondary market leases, and to that end, we are seeing more opportunities in this market. Nonetheless, a key obstacle still facing the leasing industry is the continued low interest rate environment, which reduces leasing volume inasmuch as customers are more prone to purchase than lease. Other factors which may negatively affect the leasing industry are the proposed legal and regulatory changes that may affect tax benefits of leasing and the continued misperception by many potential lessees, stemming from Enron, WorldCom and others, that leasing should not play a central role as a financing alternative. However, as economic growth continues and interest rates inevitably begin to rise over time, more lessees will return to the marketplace.

     Further Deterioration of the Air Travel Industry.

     The aircraft leasing industry is currently in on the downside of a business cycle, and this has resulted in depressed sales prices for assets such as our aircraft. It does not appear that the industry will recover significantly in the very near future, although we are optimistic that within two to three years, there will be a recovery. However, a further weakening of the industry could cause the proceeds realized from the future sale of our aircraft, engines, and flight simulator to be even less than suggested by recent appraisals.

     International Risks.

     Our portfolio includes leases with foreign companies, such as Cathay Pacific Airways, which makes our assets especially subject to geo-political events as well as other foreign concerns, such as SARS. A reemergence of SARS may affect travel to the Far East, which would adversely affect the financial condition of Cathay Pacific. b. Results of Operations for the Three Months Ended September 30, 2004 and 2003

     Revenues for the quarterly periods ended September 30, 2004 (the "2004 Quarter") and 2003 (the "2003 Quarter") are summarized as follows:

--------------------------------------------------------------------------------
                                          For Quarter Ended, September 30, 2004
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                          2004 Quarter 2003 Quarter      Change
----------------------------------------- ------------ ------------- -----------
----------------------------------------- ------------ ------------- -----------
Total Revenues                           $  4,641,540 $  6,076,732  $(1,435,192)
----------------------------------------- ------------ ------------- -----------
----------------------------------------- ------------ ------------- -----------
Rental income                             $ 4,497,884  $  5,457,298  $ (959,414)
----------------------------------------- ------------ ------------- -----------
----------------------------------------- ------------ ------------- -----------
Finance income                            $   269,921  $    498,738  $ (228,817)
----------------------------------------- ------------ ------------- -----------
----------------------------------------- ------------ ------------- -----------
Net (loss) gain on sales of equipment     $ (265,443)  $     10,033  $ (275,476)
----------------------------------------- ------------ ------------- -----------
----------------------------------------- ------------ ------------- -----------
Income from investments in joint ventures $   118,882  $    107,035  $   11,847
----------------------------------------- ------------ ------------- -----------
----------------------------------------- ------------ ------------- -----------
Gain from investment in unguaranteed
residual values                           $     1,194  $      -      $    1,194
----------------------------------------- ------------ ------------- -----------
----------------------------------------- ------------ ------------- -----------
Interest income and other                 $    19,102  $      3,628  $   15,474
----------------------------------------- ------------ ------------- -----------

     Revenue for the 2004 Quarter decreased $1,435,192, or 23.6%, as compared to the 2003 Quarter. The decrease in rental income resulted primarily from the sale of equipment in one of our joint ventures, ICON Aircraft 24846 and ICON Cheyenne. The decrease in finance income resulted primarily from the termination of equipment on lease to CSK Auto during 2003. Net loss on sale of equipment increased primarily due to the sale of equipment on lease to EMC Corporation, Warner Lambert and Lucent Technologies which were included in one of our joint ventures, ICON Cheyenne, LLC.

     Expenses for the quarterly periods ended September 30, 2004 and 2003 are summarized as follows:

--------------------------------------------------------------------------------
                                      For Quarter Ended, September 30, 2004
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                          2004 Quarter  2003 Quarter   Change
----------------------------------------- ------------- ------------ -----------
----------------------------------------- ------------- ------------ -----------
Total Expense                              $5,196,575  $  8,405,062 $(3,208,487)
----------------------------------------- ------------ ------------ ------------
----------------------------------------- ------------ ------------ ------------
Depreciation                               $3,159,140  $ 4,697,297  $(1,538,157)
----------------------------------------- ------------ ------------ ------------
----------------------------------------- ------------ ------------ ------------
Interest                                   $1,264,151  $ 1,881,472  $  (617,321)
----------------------------------------- ------------ ------------ ------------
----------------------------------------- ------------ ------------ ------------
Management fees - General Partner          $  421,985  $   503,790  $   (81,805)
----------------------------------------- ------------ ------------ ------------
----------------------------------------- ------------ ------------ ------------
Administrative expense reimbursements -
General Partner                            $  195,259  $   229,672  $   (34,413)
----------------------------------------- ------------ ------------ ------------
----------------------------------------- ------------ ------------ ------------
Aircraft maintenance                       $     -     $   745,872  $  (745,872)
----------------------------------------- ------------ ------------ ------------
----------------------------------------- ------------ ------------ ------------
General & administrative                   $  152,805  $   377,974  $  (225,169)
----------------------------------------- ------------ ------------ ------------
----------------------------------------- ------------ ------------ ------------
Amortization of initial direct costs       $  21,766  $    56,989   $   (35,223)
----------------------------------------- ------------ ------------ ------------
----------------------------------------- ------------ ------------ ------------
Minority interest                          $ (18,531)  $  (88,004)   $    69,473
----------------------------------------- ------------ ------------ ------------

     Expenses for the 2004 Quarter decreased $3,208,487, or 38.2%, from the 2003 Quarter. Depreciation expense decreased due to the sale of equipment in several joint ventures, ICON Cheyenne and ICON Aircraft 24846, during 2003. The decrease in interest expense was due to the repayment of a note payable associated with equipment sold during 2003 in ICON Aircraft 24846. The decrease in management fees - General Partner, administrative expense reimbursements - General Partner and general and administrative expenses were the result of a decrease in the average size of the lease portfolios due primarily to lease terminations. Aircraft maintenance decreased because the marketing activities and maintenance expense associated with ICON Aircraft 24846 taken in the 2003 Quarter was not present in the 2004 Quarter due to the sale of the equipment.

Net Loss

     As a result of the factors discussed above, the net loss for the 2004 Quarter and the 2003 Quarter was $555,035 and $2,328,330, respectively. The net loss per weighted average limited partnership unit outstanding was $.74 and $3.09 for the 2004 Quarter and the 2003 Quarter, respectively.

c.   Results of Operations for the Nine Months Ended September 30, 2004 and 2003

     Revenues for the nine month periods ended September 30, 2004 (the "2004 Period") and 2003 (the "2003 Period") are summarized as follows:

--------------------------------------------------------------------------------
                                         For Period Ended, September 30, 2004
--------------------------------------------------------------------------------
----------------------------------------- ------------ -----------  -----------
                                          2004 Period  2003 Period     Change
----------------------------------------- ------------ -----------  ------------
----------------------------------------- ------------ -----------  ------------
Total Revenues                            $14,962,341  $18,581,963  $(3,619,622)
----------------------------------------- ------------ ------------ ------------
----------------------------------------- ------------ ------------ ------------
Rental income                             $14,471,720  $16,703,527  $(2,231,807)
----------------------------------------- ------------ ------------ ------------
----------------------------------------- ------------ ------------ ------------
Finance income                            $   906,679  $ 1,590,795  $  (684,116)
----------------------------------------- ------------ ------------ ------------
----------------------------------------- ------------ ------------ ------------
Net (loss) gain on sales of equipment     $  (938,671) $    21,828  $  (960,499)
----------------------------------------- ------------ ------------ ------------
----------------------------------------- ------------ ------------ ------------
Income from investments in joint ventures $   386,500  $   246,356  $   140,144
----------------------------------------- ------------ ------------ ------------
----------------------------------------- ------------ ------------ ------------
Gain from investment in unguaranteed
residual values                           $    99,426  $     -      $    99,426
----------------------------------------- ------------ ------------ ------------
----------------------------------------- ------------ ------------ ------------
Interest income and other                 $    36,687  $    19,457  $    17,230
----------------------------------------- ------------ ------------ ------------

     Revenue for the 2004 Period decreased $3,619,622, or 19.5%, as compared to the 2003 Period. The decrease in rental income resulted primarily from the sale of equipment in several of our joint ventures, ICON Aircraft 24846 and ICON Cheyenne. The decrease in finance income resulted primarily from the termination of equipment on lease to CSK Auto in 2003. Our net loss on sale of equipment increased due to the sale of equipment on lease to Alliant Food, The Perrier Group, National Steel, EMC Corporation, Warner Lambert and Lucent Technologies which were included in one of our joint ventures ICON Cheyenne. Our increase in income from joint ventures is primarily due to our increase in net income in the ICON 126 and ICON SPK.

     Expenses for the nine month periods ended September 30, 2004 (the "2004 Period") and 2003 (the "2003 Period") are summarized as follows:

--------------------------------------------------------------------------------
                                   For Period Ended, September 30, 2004
--------------------------------------------------------------------------------
--------------------------------------- ------------ ------------- -------------
                                        2004 Period   2003 Period    Change
--------------------------------------- ------------ ------------- ------------
--------------------------------------- ------------ ------------- ------------
Total Expense                           $19,365,843   $23,131,220  $(3,765,377)
--------------------------------------- ------------ ------------- ------------
--------------------------------------- ------------ ------------- ------------
Depreciation                            $11,103,749   $13,313,166  $(2,209,417)
--------------------------------------- ------------ ------------- ------------
--------------------------------------- ------------ ------------- ------------
Interest                                $ 4,486,392   $ 5,633,365  $(1,146,973)
--------------------------------------- ------------ ------------- ------------
--------------------------------------- ------------ ------------- ------------
Management fees - General Partner       $ 1,245,749   $ 1,698,373  $  (452,624)
--------------------------------------- ------------ ------------- ------------
--------------------------------------- ------------ ------------- ------------
Administrative expense reimbursements - $   636,681   $   785,107  $  (148,426)
General Partner
--------------------------------------- ------------ ------------- ------------
--------------------------------------- ------------ ------------- ------------
Aircraft maintenance                    $   171,180   $   745,872  $  (574,692)
--------------------------------------- ------------ ------------- ------------
--------------------------------------- ------------ ------------- ------------
General & administrative                $   761,839   $   885,559  $  (123,720)
--------------------------------------- ------------ ------------- ------------
--------------------------------------- ------------ ------------- ------------
Amortization of initial direct costs    $    99,560   $   181,354  $   (81,794)
--------------------------------------- ------------ ------------- ------------
--------------------------------------- ------------ ------------- ------------
Provision for bad debts                 $   411,742   $       -    $   411,742
--------------------------------------- ------------ ------------- ------------
--------------------------------------- ------------ ------------- ------------
Provision for impairment loss           $   601,788   $       -    $   601,788
--------------------------------------- ------------ ------------- ------------
--------------------------------------- ------------ ------------- ------------
Minority interest                       $ (152,837)   $  (111,576) $   (41,261)
--------------------------------------- ------------ ------------- ------------

     Expenses for the 2004 Period decreased $3,765,377, or 16.3% from the 2003 Period. Depreciation expense decreased due to the sale of equipment in several joint ventures, ICON Cheyenne and ICON Aircraft 24846, during 2003. The decrease in interest expense was due to the repayment of a note payable associated with equipment sold during 2003 in ICON Aircraft 24846. The decrease in management fees - General Partner, administrative expense reimbursements - General Partner and general and administrative expenses were the result of a decrease in the average size of the lease portfolios due primarily to lease terminations. Aircraft maintenance decreased because the marketing activities and maintenance expense associated with ICON Aircraft 24846 taken in the 2003 Period was not as extensive as in the 2004 Period due to the sale of the equipment. During the 2004 Period, we recorded a provision for bad debt relating to the equipment leased to K-Mart. Additionally, we recorded an impairment loss during the 2004 Period relating to an aircraft in ICON Aircraft 24846.

Net Loss

     As a result of the foregoing factors, net loss for the 2004 Period and the 2003 Period was $4,403,502 and $4,549,257, respectively. The net loss per weighted average limited partnership unit outstanding was $5.86 and $6.03 for the 2004 Period and the 2003 Period, respectively.

d.   Liquidity and Capital Resources

Cash Requirements

     We believe there are sufficient funds necessary to maintain our current operations and to continue to invest in business essential assets subject to lease.

Sources of Cash

     Operations

     During the nine months ended September 30, 2004, our overall cash position decreased by $804,444. The principal reasons for this decrease were cash distributions to partners totaling $4,513,224 and cash used in operations in the amount of $1,978,267. We also received cash proceeds associated with equipment sold and advances received and for the sale of equipment of $3,702,243 and distributions received from joint ventures of $868,336. As a result of this activity, our liquidity has decreased during the 2004 Period. As cash is realized from operations we will continue to invest in equipment leases and financings where we deem it to be prudent while retaining sufficient cash to meet our reserve requirements and recurring obligations.

     Sale of Boeing 767-300ER Aircraft

     The aircraft was sold on July 29, 2004. ICON Aircraft 24846 LLC realized a loss on the sale of approximately $601,800 and recorded an impairment charge on this asset in the second quarter. The General Partner determined that it was in the best interests of the joint venture, which had been holding the Boeing 767-300ER aircraft, to sell the aircraft to BTM Capital Corp., the lender, for an amount equal to the outstanding debt balance. The decision to sell the aircraft was based, in part, on the following factors:

1. The aircraft's current fair market value was between $24,000,000 and $27,000,000, and the balance of the outstanding debt was $34,500,000.

2. Any new lease for the aircraft would have required us to contribute approximately an additional $850,000 in equity (at minimum) in order to reconfigure the aircraft and/or upgrade the engines.

3. If we were to continue to remarket the aircraft, the lender would have required interest only payments of $100,000 per month until the aircraft was placed with a new lessee.

Financings and Recourse Borrowings

     Certain affiliates of ours, specifically; ICON Income Fund Nine, LLC; ICON Income Fund Eight A L.P. and ICON Cash Flow Partners L.P. Seven (collectively, the "Initial Funds"), are parties to a Loan and Security Agreement dated as of May 30, 2002, as amended (the "Loan Agreement"). Under the terms of the Loan Agreement, the Initial Funds may borrow money from Comerica Bank with all borrowings to be jointly and severally collateralized by (i) cash and (ii) the present values of certain rents receivable and equipment owned by the Initial Funds. Such Loan Agreement, effective August 5, 2004, was amended to add ICON Income Fund Ten, LLC as a borrower to the Loan Agreement. The expiration of the Loan Agreement is December 31, 2004.

     In connection with the Loan Agreement, the Initial Funds previously entered into a Contribution Agreement dated as of May 30, 2002, as amended (the "Contribution Agreement"). Pursuant to the Contribution Agreement, the Initial Funds agreed to restrictions on the amount and the terms of their respective borrowings under the Loan Agreement in order to minimize the unlikely risk that a Fund would not be able to repay its allocable portion of the outstanding revolving loan obligation at any time, including restrictions on any Fund borrowing in excess of the lesser of (A) an amount each Fund could reasonably expect to repay in one year out of its projected free cash flow, or (B) the greater of (i) the Borrowing Base (as defined in the line of credit agreement) as applied to such Fund, and (ii) 50% of the net worth of such Fund. The Contribution Agreement provides that, in the event a Fund pays an amount under the agreement in excess of its allocable share of the obligation under the agreement whether by reason of an Event of Default or otherwise, the other Funds will promptly make a contribution payment to such Fund in such amount that the aggregate amount paid by each Fund reflects its allocable share of the aggregate obligations under the agreement. The Initial Funds' obligations to each other under the Contribution Agreement are collateralized by a subordinate lien on the assets of each participating Fund. In order to facilitate ICON Income Fund Ten, LLC's addition to the Contribution Agreement, the Funds entered into a Second Amended and Restated Contribution Agreement effective as of August 5, 2004. The Second Amended and Restated Contribution Agreement contain substantially identical terms and limitations as did the original Contribution Agreement.

     At September 30, 2004, we paid to Comerica Bank on behalf of ICON Cash Flow Partners L.P. Seven $1,020,000, under the provisions of the Contribution Agreement. We are accruing interest income at 8.0% per annum on all unpaid advances. ICON Cash Flow Partners L.P. Seven anticipates repayment either from rental income, proceeds from equipment sales or the sale of their joint venture interests or a combination of the three.

     Aggregate borrowings by all funds under the line of credit agreement amounted to $9,417,992 at September 30, 2004. We currently have $3,195,000 of borrowings under this line.

     Distributions

     We made cash distributions to partners of $4,513,224 during the nine months ended September 30, 2004. Such distributions have been reflected as a return of capital, as we recorded a loss for the Period.

Uncertainties

     At September 30, 2004, except as noted above in the Overview section and listed below in the Risk Factors section, and to the best of our knowledge and belief, there were no known trends or demands, commitments, events or uncertainties which are likely to have a material effect on liquidity.

Risk Factors

     Set forth below and elsewhere in this report and in other documents we file with the Securities and Exchange Commission are risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report and other periodic statements we make, including but not limited to, the following:

o Kmart is attempting to reject one our equipment schedules and also attempting to substitute equipment among all of its equipment schedules, including schedules not owned by us. The Bankruptcy Court has retained jurisdiction over this dispute and it is anticipated that the Court will enter an Order granting us title to the "new" equipment which is being substituted. If we are not granted title in the new equipment by the Bankruptcy Court, it will affect our ability to realize our investment. The Court is also in the process of resolving a dispute with Kmart over delinquent property taxes.

o TWA, LLC is owned by American Airlines, which has suffered financially with the rest of the Airline Industry. The possibility of a Chapter 11 filing by American Airlines may adversely affect our engines which are on lease to TWA, LLC.

e.   Inflation and Interest Rates

     The potential effects of inflation on us are difficult to predict. If the general economy experiences significant rates of inflation, however, it could affect us in a number of ways. The cost of equipment acquisitions could increase with inflation and revenues from existing leases would not generally increase with inflation, as we do not currently have or expect to have rent escalation clauses tied to inflation in our leases. Nevertheless, the anticipated residual values to be realized upon the sale or re-lease of equipment upon lease terminations (and thus the overall cash flow from our leases) may be expected to increase with inflation as the cost of similar new and used equipment increases

     If interest rates increase significantly, the lease rates that we can obtain on future leases may be expected to increase as the cost of capital is a significant factor in the pricing of lease financing. Leases already in place, for the most part, would not be affected by changes in interest rates.

Item 3.  Qualitative and Quantitative Disclosures About Market Risk

     We are exposed to certain market risks, including changes in interest rates and the demand for equipment (and the related residuals) owned by us.

     We attempt to manage our interest rate risk by obtaining fixed rate debt. The fixed rate debt service obligation streams are generally matched by fixed rate lease receivable streams generated by our lease investments.

     We borrow funds under a floating rate line of credit and are therefore exposed to interest rate risk until the floating rate line of credit is repaid. We had $3,195,000 outstanding under the floating rate line of credit at September 30, 2004.

     We attempt to manage our exposure to equipment and residual risk by monitoring the market and maximizing re-marketing proceeds received through re-lease or sale of equipment.


Item 4.    Controls and Procedures

     We  carried  out  an  evaluation,   under  the  supervision  and  with  the
participation of management of ICON Capital Corp., the General Partner of the Partnership, including the Chief Executive Officer and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934. Based upon the evaluation, the Chief Executive Officer and the Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were effective.

     There were no significant changes in our internal control over financial reporting during the third quarter that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION


Item 1 - Legal Proceedings

     From time-to-time, in the ordinary course of business, we are involved in legal actions when necessary to protect or enforce our rights. We are not a defendant party to any pending litigation and are not aware of any pending or threatened litigation against us, except as stated below.

Item 3 - Defaults Upon Senior Securities

     We established a provision for doubtful accounts of $411,742 for Kmart, Inc., based upon Kmart's failure to make monthly payments on one of the five leases we have with the lessee. In current proceedings in the U.S. Bankruptcy Court, K-mart is attempting to reject the lease. At September 30, 2004, the non-recourse debt associated with the equipment was $3,398,406 and the related gross receivable was $3,810,148. We are monitoring these proceedings, as the lender of the non-recourse debt is contesting the rejection of the lease.

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

                             ICON Income Fund Eight B L.P.
                             By its General Partner,
                             ICON Capital Corp.



    November 22, 2004        /s/ Thomas W. Martin
--------------------------   ---------------------------------
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

3. Based on my knowledge, the consolidated financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

Dated:  November 22, 2004

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

3. Based on my knowledge, the consolidated financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

Dated:  November 22, 2004

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

EXHIBIT 33.1

     I, Beaufort J.B. Clarke, Chairman and Chief Executive Officer of ICON Capital Corp, the sole General Partner of ICON Income Fund Eight B L.P., certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.
1350), that, to the best of my knowledge and belief :

(1) the Quarterly Report on Form 10-Q for the period ended September 30, 2004 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and

(2) the information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of ICON Income Fund Eight B L.P.

Dated:  November 22, 2004



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

EXHIBIT 33.2

     I, Thomas W. Martin, Executive Vice President (Principal Financial and Accounting Officer) of ICON Capital Corp, the sole General Partner of ICON Income Fund Eight B L.P., certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that, to the best of my knowledge and belief:

(1) the Quarterly Report on Form 10-Q for the period ended September 30, 2004 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and

(2) the information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of ICON Income Fund Eight B L.P.

Dated:  November 22, 2004



 /s/ Thomas W. Martin
 -------------------------------------------------------
 Thomas W. Martin
 Executive Vice President (Principal
 Financial and Accounting Officer)
 ICON Capital Corp.
 General Partner of ICON Income Fund Eight B L.P.