Form 10-K
period 2004-12-31
ICON INCOME FUND EIGHT B LP
filed 2005-05-06
CIK 1121716

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

     [ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended                      December 31, 2004
                          ------------------------------------------------------
                                                      or

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

Commission File Number                            333-37504
                       ---------------------------------------------------------

                          ICON Income Fund Eight B L.P.
             (Exact name of registrant as specified in its charter)

                  Delaware                                     13-4101114
--------------------------------------------         ---------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X] Yes [ ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) [ ] Yes [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last day of the registrant's most recently completed second fiscal quarter:
Not applicable. There is no established market for units of the registrant.

                                Table of Contents

Item

PART I

1. Business                                                                     3-5

2. Properties                                                                   6

3. Legal Proceedings                                                            6

4. Submission of Matters to a Vote of Security Holders                          6

PART II

5.   Market for the Registrant's Securities and Related Security Holder Matters 7

6.   Selected Consolidated Financial Data                                       8

7.   General Partner's Discussion and Analysis of Financial Condition and
     Results of Operations                                                      9-22

7A.  Qualitative and Quantitative Disclosures About Market Risk                 22

8.   Consolidated Financial Statements                                          23-46

9.   Changes in and Disagreements with Accountants on Accounting and Financial  47
     Disclosure

9A.  Controls and Procedures                                                    47

9B.  Other Information                                                          47

PART III

10. Directors and Executive Officers of the Registrant's General Partner        48-49

11. Executive Compensation                                                      49

12. Security Ownership of Certain Beneficial Owners and Management              49

13. Certain Relationships and Related Transactions                              49

14. Principal Accounting Fees and Services                                      49

PART IV

15.  Exhibits, Financial Statement Schedules                                    50

SIGNATURES                                                                      51

Certifications                                                                  52-55

                                     PART I

Item 1. Business

     General Development of Business

     ICON Income Fund Eight B L.P. (the "Partnership'") was formed on February 7, 2000 as a Delaware limited partnership. When used in this report, the terms "we" "us" and "our" refers to the Partnership.

     Our maximum offering was $75,000,000 and we commenced business operations on our initial closing date, June 14, 2000, with the admission of 15,815.51 limited partnership units at $100 per unit representing $1,581,551 of capital contributions. Between June 15, 2000 and October 17, 2001, (the final closing date) 734,184.49 additional limited partnership units were admitted bringing the total admission to 750,000 limited partnership units aggregating $75,000,000 in capital contributions. From 2001 through 2004, we redeemed 6,720.66 limited partnership units leaving 743,279.34 limited partnership units outstanding at December 31, 2004.

     Our General Partner is ICON Capital Corp. (the "General Partner"), a Connecticut corporation. The General Partner manages and controls the business affairs of our equipment leases and financing transactions under the terms of a management agreement with us.

     Segment Information

     We have only one operating segment: the business of acquiring equipment subject to leases with companies that we believe to be creditworthy.

     Narrative Description of Business

     We are an equipment leasing income fund. Our principal investment objective is to obtain the maximum economic return from our investments for the benefit of our partners. To achieve this objective we have: (i) acquired a diversified portfolio of equipment leases and financing transactions; (ii) made monthly cash distributions to our partners commencing with each partner's admission, (iii) re-invested substantially all undistributed cash from operations and cash from sales of equipment and financing transactions during the reinvestment period; and (iv) when we start our disposition period, we will sell our investments and distribute the cash from sales of such investments to our partners.

     Our reinvestment period is anticipated to end on October 16, 2006. However, we may extend the reinvestment period for an additional three years, at our discretion. During the disposition period, we will continue to distribute substantially all distributable cash from operations and equipment sales to the partners and continue the orderly termination of our operations and affairs. If we believe it would benefit investors to reinvest our cash flow in equipment during the disposition period, we may do so, but the General Partner will not receive any additional fees in connection with such reinvestments. Our goal is to complete the disposition period in three years after the end of the reinvestment period, but it may take longer to do so.

     At December 31, 2004 and 2003, we had total assets of $119,147,022 and $180,747,120, respectively. During the year ended December 31, 2004, our total revenue was $21,591,797, which included two leases which accounted for approximately 50% of our total rental revenue. We incurred a net loss for the year ended December 31, 2004 of $4,609,006. For the year ended December 31, 2003, our total revenue was $25,150,087 which included two leases which accounted for approximately 43% of our total rental revenue. We incurred a net loss for the year ended December 31, 2003, of $5,181,209. For the year ended December 31, 2002, our total revenue was $25,467,361 which included two leases which accounted for approximately 37% of our total rental revenue. We incurred a net loss for the year ended December 31, 2002 of $136,897.

     We have no direct employees. The General Partner has full and exclusive control over our management and operations.

     Our Competition

     The equipment leasing industry is highly competitive. When seeking leasing transactions for acquisition or sale, we compete with leasing companies, manufacturers that lease their products directly, equipment brokers and dealers and financial institutions, including commercial banks and insurance companies. Many competitors are larger than us and have greater financial resources than we do.

     Lease Transactions

     During the year ended December 31, 2004 we did not purchase any additional equipment. During the year ended December 31, 2003 we did not invest individually in any equipment lease transactions but did enter into one joint venture. We entered into the following lease modifications, assignments and sales for the year ended December 31, 2004, and the one joint venture for the year ended December 31, 2003, as follows:

     Sale of Boeing 767-300ER Aircraft

     During July 2004, one of our majority owned subsidiaries, ICON Aircraft 24846 LLC, sold its only asset, a Boeing 767-300ER aircraft, which resulted in a realized net loss of approximately $601,800. The General Partner determined that it was in the best interests of ICON Aircraft 24846 LLC and its members to sell the Boeing 767-300ER aircraft to BTM Capital Corp., the lender, for an amount equal to the then outstanding debt balance. The decision to sell the aircraft was based, in part, on the following factors (i) the aircraft's current fair market value was estimated to be between $24,000,000 and $27,000,000, and the balance of the outstanding debt was $34,500,000, (ii) any new lease for the aircraft would have required an additional $850,000 in equity (at a minimum) in order to reconfigure the aircraft and upgrade the engines and (iii) if we were to continue to remarket the aircraft, the lender would have required interest only payments of approximately $100,000 per month until the aircraft was re-leased.

     Assignment of Interest in ICON Cheyenne LLC

     On September 23, 2004, ICON Cash Flow Partners L.P. Seven ("L.P. Seven") assigned 9.04% of its interest in ICON Cheyenne LLC ("ICON Cheyenne") to us for $204,384, thereby increasing our ownership in ICON Cheyenne to 96.73%. This assignment was made in order for L.P. Seven to repay its outstanding debt obligation to us as required by the Contribution Agreement, which is more fully explained elsewhere in this document (See Financing and Borrowings located in the Liquidity and Capital Resources section). This amount represented L.P. Seven's proportionate fair value of L.P. Seven's interest in ICON Cheyenne at September 23, 2004. The fair value was determined using discounted cash flow projections for ICON Cheyenne's portfolio.

     Sale of Petsmart Equipment

     During October 2004, our lease with Petsmart, Inc. expired. Petsmart, Inc. purchased all of the equipment, which consisted of conveyer systems, frames, racks, carousels and forklifts, for the equipment's fair value, of $1,300,000. We recognized a gain on this transaction of approximately $820,000.

     Assignments of Rowan Cash Flow

     On November 24, 2004, L.P. Seven assigned 3.24% of its interest in the profits, losses and future cash flows of a mobile offshore drilling rig, subject to a lease with Rowan Companies, Inc. to us for $810,000. This assignment was made in order for L.P. Seven to repay its outstanding debt obligation to us as required by the Contribution Agreement, which is more fully explained elsewhere in this document (See Financing and Borrowings located in the Liquidity and Capital Resources section). This amount represented L.P. Seven's proportionate fair value of L.P. Seven's interest in the mobile offshore drilling rig at November 24, 2004. The fair value of the mobile offshore drilling rig was determined using an independent third party appraisal and cash flow analysis.

     On February 23, 2005, L.P. Seven assigned 2.69% of its interest in the profits, losses and future cash flows of a mobile offshore drilling rig, subject to a lease with Rowan Companies, Inc. to us for $672,992, increasing our ownership interest to 5.93%. This assignment was made in order for L.P. Seven to repay its outstanding debt obligation to us as required by the Contribution Agreement, which is more fully explained elsewhere in this document (See
Financing and Borrowings located in the Liquidity and Capital Resources section). This amount represented L.P. Seven's proportionate fair value of L.P. Seven's interest in the mobile offshore drilling rig at February 23, 2005. The fair value of the mobile offshore drilling rig was determined using an independent third party appraisal and cash flow analysis.

     Kenilworth and SPK Exchange

     On December 1, 2004, we transferred our entire 5% ownership interest in ICON/Kenilworth, LLC ("Kenilworth"), a 25 MW co-generation facility on lease to Schering-Plough to an affiliate, ICON Income Fund Nine, LLC, ("Fund Nine") in exchange for Fund Nine's 25.87% ownership interest in ICON SPK 2023-A LLC ("SPK 2023"). We entered into this exchange to reduce our New Jersey State income tax obligations. The General Partner believes it is in our best interest to no longer have any ownership interest in equipment held in New Jersey. After the exchange, we have a 74.87% ownership interest in SPK 2023 and have no ownership interest in Kenilworth. The fair value of Kenilworth was determined using an independent third party appraisal and the General Partner determined that fair value for SPK 2023 approximated its net book value based upon the General Partners knowledge of equipment leases held by SPK 2023.

     Cathay Pacific Aircraft Lease Extension

     We have entered into negotiations with Cathay Pacific Airways Limited ("Cathay") regarding a possible lease extension. The initial term of all equipment on lease to Cathay is scheduled to expire on March 31, 2006.

     McDonnell Douglas DC10-30F aircraft

     During 2003 we and Fund Nine formed a joint venture, ICON Aircraft 47820 LLC, for the purpose of acquiring an investment in a McDonnell Douglas DC10-30F aircraft on lease to Federal Express Corporation, with an expiration date of March 31, 2007. This lease may be renewed for up to five years thereafter. Our portion of the purchase price was approximately $24,405,000 comprised of approximately $2,615,000 in cash and approximately $21,790,000 of non-recourse debt. We have a 90% ownership interest in this joint venture.

     Available Information

     Our Annual Reports on Form 10-K and our most recent Quarterly Reports on Form 10-Q and amendments to those reports, if any, are available free of charge on our internet website at http://www.iconcapital.com as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission. This information is also available on the Securities and Exchange Commission's website, at http://www.sec.gov.

Item 2. Properties

     We neither own nor lease office space or any other real property in our business at the present time.

Item 3. Legal Proceedings

     In the ordinary course of conducting our business, there may be certain claims, suits, and complaints filed against us. In the opinion of management, the outcome of such matters, if any, will not have a material impact on our consolidated financial position or results of operations. No material legal proceedings are currently pending against us or against any of our assets, except as discussed below.

     K-Mart Corporation Bankruptcy

     On January 22, 2002, K-Mart Corporation ("K-Mart") and its affiliate debtors filed a voluntary petition in the United States Bankruptcy Court for the Eastern District of Illinois seeking relief under Chapter 11 of the United States Bankruptcy Code. We are the lessor of 179 Noritsu Optical/Digital photo processing mini-labs located at K-Mart retail locations throughout the country.

     We have been negotiating with K-Mart and we are currently hopeful that we will be able to enter into a stipulation agreement with K-Mart in the near future wherein K-Mart would affirm four of the five equipment schedules covering the Noritsu mini-labs they have on lease with us. As part of the settlement, K-Mart would also agree to reimburse us for approximately $200,000 in overdue property tax payments. Although K-Mart emerged from bankruptcy last year, the Bankruptcy Court has retained jurisdiction over this matter. K-Mart is current in their payments to us on the remainder of the leased equipment.

Item 4. Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the fourth quarter of 2004.

                                     PART II

Item 5.  Market for the  Registrant's  Securities  and Related  Security  Holder
Matters

     Our limited partnership interests are not publicly traded nor is there currently a market for our limited partnership interests. It is unlikely that any such market will develop.

                                      Number of Equity Security Holders
        Title of Class                      as of March 18, 2005
  ---------------------------     ---------------------------------------
        General Partner                               1
        Limited Partner                             2,819

     We do not, in the normal course of business, pay dividends. We do pay monthly distributions to our partners beginning with their admission to the Partnership through the termination of the reinvestment period, which is anticipated to be October 16, 2006. For the years ended December 31, 2004, 2003 and 2002, we paid distributions to our limited partners totaling $5,955,151, $7,008,299 and $8,056,975, respectively. For the years ended December 31, 2004, 2003 and 2002, we paid distributions to our general partner totaling $60,155, $70,347 and $81,384, respectively.

     In order for National Association of Securities Dealers ("NASD") members and their associated persons to have participated in the offering and sale of interests in limited partnership units (the "Units") pursuant to the fourth offering or to participate in any future offering of our Units, we are required pursuant to NASD Rule 2710(c)(6) to disclose in each annual report distributed to our limited partners a per unit estimated value of our Units, the method by which we developed the estimated value and the date used to develop the estimated value. In addition, our General Partner must prepare annual statements of our estimated Unit values to assist fiduciaries of retirement plans subject to the annual reporting requirements of Employee Retirement Income Security Act ("ERISA") in the preparation of their reports relating to an investment in our Units. For these purposes, the estimated value of our Units is deemed to be $51.67 per Unit at September 30, 2004.

     This estimate was based on the amount of remaining undiscounted lease payments on our existing leases, the booked estimated residual values of the equipment held by us upon the termination of those leases and our cash on hand. From this amount we then subtracted our total debt outstanding and then divided that sum by the total number of Units outstanding. This valuation was based solely on the General Partner's perception of market conditions and the types and amounts of our assets. No independent valuation was sought. However, as set forth below, there is no significant public trading market for our Units at this time, and there can be no assurance that limited partners could receive $51.67 per Unit if such a market did exist and they sold their Units or that they will be able to receive such amount for their Units in the future. The foregoing valuation was performed solely for the ERISA and NASD purposes described above. There is no market for our Units, and, accordingly, this value does not represent an estimate of the amount a limited partner would receive if he were to seek to sell his Units. Furthermore, there can be no assurance as to the amount we may actually receive if and when we seek to liquidate our assets or the amount of lease payments and equipment disposition proceeds we will actually receive over our remaining term. Our limited partnership interests are not publicly traded nor is there currently a market for our limited partnership units. It is unlikely that any such market will develop.

Item 6. Selected Consolidated Financial Data

     The selected consolidated financial data should be read in conjunction with the consolidated financial statements and related notes included in Item 8, Financial Statements and Supplemental Data contained elsewhere in this report.

                                                                        Year Ended December 31,
                                                         2004          2003          2002         2001       2000
                                                         ----          ----          ----         ----       -----

 Total revenue                                     $  21,591,797   $ 25,150,087   $25,467,361  $20,231,996  $  742,302
                                                   =============   ============   ===========  ===========  ==========
 Net (loss) income                                 $  (4,609,006)  $ (5,181,209)  $  (136,897) $   820,109  $  291,236
                                                   =============   ============   ===========  ===========  ==========
 Net (loss) income allocable to limited partners   $  (4,562,916)  $ (5,129,397)  $  (135,528) $   811,908  $  288,324
                                                   =============   ============   ===========  ===========  ==========
 Net (loss) income allocable to general partner    $     (46,090)  $    (51,812)  $    (1,369) $     8,201  $    2,912
                                                   =============   ============   ===========  ===========  ==========

 Weighted average number of limited
   partnership units outstanding                         744,463        747,189       749,475      502,536     132,049
                                                   =============   ============   ===========  ===========  ==========
 Net (loss) income per weighted average
   limited partnership unit                        $       (6.13)  $      (6.86)  $     (0.18) $      1.62  $     2.18
                                                   =============   ============   ===========  ===========  ==========

 Distributions to limited partners                 $   5,955,151   $  7,008,299   $ 8,056,975  $ 4,932,964  $  536,708
                                                   =============   ============   ===========  ===========  ==========
 Distributions per weighted average
   limited partner unit                            $        8.00   $       9.38   $     10.75  $      9.82  $     4.06
                                                   =============   ============   ===========  ===========  ==========
 Distributions to the general partner              $      60,155   $     70,347   $    81,384  $    49,845  $    5,228
                                                   =============   ============   ===========  ===========  ==========



                                                       December 31,
                      -----------------------------------------------------------------------------
                      2004               2003             2002               2001             2000
                      ----               ----             ----               ----             ----

 Total assets      $119,147,022      $180,747,120      $189,408,747      $143,918,696      $88,108,178
                   ============      ============      ============      ============      ===========
 Notes payable     $ 86,305,022      $134,938,722      $133,631,339      $ 79,752,204      $67,497,834
                   ============      ============      ============      ============      ===========
 Members' equity   $ 29,597,291      $ 40,363,969      $ 52,820,395      $ 61,212,600      $18,764,181
                   ============      ============      ============      ============      ===========

Item 7. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information - Certain statements within this document may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are identified by words such as "anticipate," "believe," "estimate," "expects," "intend," "predict" or "project" and similar expressions. This information may involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. We believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Any such forward-looking statements are subject to risks and uncertainties and our future results of operations could differ materially from historical results or current expectations. Some of these risks are discussed in this report, and include, without limitation, fluctuations in oil and gas prices; level of fleet additions by competitors and industry overcapacity; changing customer demands for aircraft; acts of terrorism; unsettled political conditions, war, civil unrest and governmental actions, and environmental and labor laws. Our actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which may be beyond our control, including, without limitation:

o    changes in our industry, interest rates or the general economy;

o    the degree and nature of our competition;

o    availability of qualified personnel;

o cash flows from operating activities may be less than our current level of expenses and debt obligations; o the financial condition of lessees; and o lessee defaults.

     a.  Overview

     We are an equipment leasing business formed on February 7, 2000 which began active operations on June 14, 2000. We primarily engage in the business of acquiring equipment subject to lease and, to a lesser degree, acquiring ownership rights to items of leased equipment at lease expiration. Some of our equipment leases are acquired for cash and are expected to provide current cash flow, which we refer to as "income" leases. The majority of the purchase price of our other equipment leases will be borrowed, so these leases will generate little or no current cash flow because substantially all of the rental payments received from a lessee will be paid to a lender. For these "growth" leases, we anticipate that the future value of the leased equipment will exceed the cash portion of the purchase price paid for the equipment. We are currently in our "reinvestment" phase, wherein we seek to purchase equipment from time to time through October 2006.

     Capital Resources and Liquidity

     We initially invested most of the net proceeds from our offering in items of equipment subject to a lease. Additionally, additional investments have been made with the cash generated from our initial investments to the extent that cash has not been needed for expenses, reserves and distributions to investors. The investment in additional equipment in this manner is called "reinvestment." We anticipate purchasing equipment from time to time until five years from the date we completed the offering of limited partnership interests. That time frame is called the "reinvestment period," which we may extend for an additional three years, at our discretion. After the "reinvestment period," we will then sell our assets in the ordinary course of business during a time frame called the "disposition period." If we believe it would benefit investors to reinvest our cash flow in equipment during the disposition period, we may do so, but the General Partner will not receive any additional fees in connection with such reinvestments. Our goal is to complete the disposition period in three years after the end of the reinvestment period, but it may take longer to do so. Accordingly, an investor should expect to hold his units for at least 10 years from the time he invests.

     Our current portfolio, which we hold either directly or through joint venture investments with affiliates and others, consists primarily of the following equipment subject to lease:

         Air Transportation Industry:

o We have a 90% interest in a McDonnell Douglas DC-10-30F aircraft on lease with Federal Express Corporation with an expiration date of March 31, 2007. This lease may be renewed for up to five years thereafter. Our portion of the purchase price was approximately $24,405,000 comprised of approximately $2,615,000 in cash and approximately $21,790,000 of non-recourse debt.

o We have a 100% interest in one Airbus A340-313X aircraft and a 50% interest in a second Airbus A340-313X aircraft, both on lease to Cathay with expiration dates of March 31, 2006. We have entered into preliminary negotiations with Cathay regarding possible lease extensions. The purchase price of the first aircraft was approximately $76,467,000 comprised of $4,250,000 in cash and approximately $72,217,000 of non-recourse debt. Our portion of the purchase price of the second aircraft was approximately $38,125,000 comprised of approximately $2,125,000 in cash and approximately $36,000,000 of non-recourse debt.

o We have a 100% interest in five aircraft engines on lease to TWA, LLC, a subsidiary of American Airlines. The lease is scheduled to expire on May 28, 2008. The aggregate purchase price was $5,950,000 in cash.

o We have a 100% interest in one flight simulator on lease to British Aerospace, Inc. ("BAE"). The lease will expire on March 27, 2006, at which time BAE may renew the lease for two additional terms of one year each. The purchase price was approximately $12,892,000 comprised of approximately $2,062,000 in cash and $10,830,000 of non-recourse debt.

         Information Technology Industry

o We have a 100% interest in five schedules consisting of 179 Noritsu Optical/Digital photo processing mini-labs subject to lease with K-Mart. The lease expiration dates range between April 30, 2006 and January 31, 2007. The aggregate purchase price for the equipment was approximately $18,234,000 comprised of approximately $682,000 in cash and approximately $17,552,000 of non-recourse debt.

     On January 22, 2002, K-Mart and its affiliate debtors filed a voluntary petition in the United States Bankruptcy Court for the Eastern District of Illinois seeking relief under Chapter 11 of the United States Bankruptcy Code. We have been negotiating with K-Mart and we are currently hopeful that we will be able to enter into a stipulation agreement with K-Mart in the near future wherein K-Mart would affirm four of the five equipment lease schedules covering the Noritsu mini-labs they have on lease with us. As part of the settlement, K-Mart would also agree to reimburse us for approximately $200,000 in overdue property tax payments. Although K-Mart emerged from bankruptcy last year, the Bankruptcy Court has retained jurisdiction over this matter. K-Mart is current in their payments to us on the remaining four equipment lease schedules.

         Other Equipment

o We have a 96.73% interest in ICON Cheyenne. ICON Cheyenne is a joint venture which holds an equipment portfolio consisting of various equipment leases, including over the road rolling stock, manufacturing equipment and materials handling equipment. The original transaction involved acquiring from Cheyenne Leasing Company a portfolio of 119 leases, of which 27 remain active with expiration dates ranging between March 2005 and October 2006. Our portion of the purchase price was approximately $29,706,000 comprised of approximately $11,401,000 in cash and approximately $18,305,000 of non-recourse debt.

     Substantially all of our recurring operating cash flows are generated from the operations of the "income" leases in our portfolio. On a monthly basis, we deduct the expenses related to the recurring operations of the portfolio from such revenues and assess the amount of the remaining cash flows that will be required to fund known or anticipated re-leasing costs and equipment management costs. Any residual operating cash flows are considered available for distribution to the partners and paid monthly (up until the disposition period).

     Portfolio Activity

     Sale of Boeing Aircraft

     During July 2004, one of our majority owned subsidiaries, ICON Aircraft 24846 LLC, sold its only asset, a Boeing 767-300ER aircraft which resulted in a realized net loss of approximately $601,800. The General Partner determined that it was in the best interests of ICON Aircraft 24846 LLC and its members to sell the Boeing 767-300ER aircraft to BTM Capital Corp., the lender, for an amount equal to the then outstanding debt balance. The decision to sell the aircraft was based, in part, on the following factors (i) the aircraft's current fair market value was estimated to be between $24,000,000 and $27,000,000, and the balance of the outstanding debt was $34,500,000, (ii) any new lease for the aircraft would have required an additional $850,000 in equity (at a minimum) in order to reconfigure the aircraft and upgrade the engines and (iii) if we were to continue to remarket the aircraft, the lender would have required interest only payments of approximately $100,000 per month until the aircraft was re-leased.

     Assignment of Interest in ICON Cheyenne LLC

     On September 23, 2004, L.P. Seven assigned 9.04% of its interest in ICON Cheyenne to us for $204,384, thereby increasing our ownership in ICON Cheyenne to 96.73%. This assignment was made in order for L.P. Seven to repay its outstanding debt obligation to us as required by the Contribution Agreement, which is more fully explained elsewhere in this document (See Financing and Borrowings located in the Liquidity and Capital Resources section). This amount represented L.P. Seven's proportionate fair value of L.P. Seven's interest in ICON Cheyenne at September 23, 2004. The fair value was determined using discounted cash flow projections for ICON Cheyenne's portfolio.

     Sale of Petsmart Equipment

     During October 2004, our lease with Petsmart, Inc. expired. Petsmart, Inc. purchased all of the equipment, which consisted of conveyer systems, frames, racks, carousels and forklifts, for the equipment's fair value, of $1,300,000. We recognized a gain on this transaction of approximately $820,000.

     Assignments of Rowan Cash Flow

     On November 24, 2004, L.P. Seven assigned 3.24% of its interest in the profits, losses and future cash flows of a mobile offshore drilling rig, subject to a lease with Rowan Companies, Inc. to us for $810,000. This assignment was made in order for L.P. Seven to repay its outstanding debt obligation to us as required by the Contribution Agreement, which is more fully explained elsewhere in this document (See Financing and Borrowings located in the Liquidity and Capital Resources section). This amount represented L.P. Seven's proportionate fair value of L.P. Seven's interest in the mobile offshore drilling rig at November 24, 2004. The fair value of the mobile offshore drilling rig was determined using an independent third party appraisal and cash flow analysis.

     On February 23, 2005, L.P. Seven assigned 2.69% of its interest in the profits, losses and future cash flows of a mobile offshore drilling rig, subject to a lease with Rowan Companies, Inc. to us for $672,992, increasing our ownership interest to 5.93%. This assignment was made in order for L.P. Seven to repay its outstanding debt obligation to us as required by the Contribution Agreement, which is more fully explained elsewhere in this document (See
Financing and Borrowings located in the Liquidity and Capital Resources section). This amount represented L.P. Seven's proportionate fair value of L.P. Seven's interest in the mobile offshore drilling rig at February 23, 2005. The fair value of the mobile offshore drilling rig was determined using an independent third party appraisal and cash flow analysis.

     Kenilworth and SPK Exchange

     On December 1, 2004, we transferred our entire 5% ownership interest in Kenilworth, a 25 MW co-generation facility on lease to Schering-Plough to an affiliate, Fund Nine in exchange for Fund Nine's 25.87% ownership interest in SPK 2023. We entered into this exchange to reduce our New Jersey State income tax obligations. The General Partner believes it is in our best interest to no longer have any ownership interest in equipment held in New Jersey. After the exchange, we have a 74.87% ownership interest in SPK 2023 and have no ownership interest in Kenilworth. The fair value of Kenilworth was determined using an independent third party appraisal and the General Partner determined that fair value for SPK 2023 approximated its net book value based upon the General Partners knowledge of equipment leases held by SPK 2023.

     Cathay Pacific Aircraft Lease Extension

     We have entered into negotiations with Cathay regarding a possible lease extension. The initial term of all equipment on lease to Cathay is scheduled to expire on March 31, 2006.

     Economic and Industry Factors

     Our results continue to be impacted by a number of factors influencing the United States of America's economy as well as the equipment leasing industry, some of which are discussed below.

     United States Economy

     The economy of the United States of America appears to be recovering, and the leasing industry's outlook for the foreseeable future is encouraging. We foresee an increase in capital spending by corporations through 2007 which should increase available leases, and to that end, we believe there will be more opportunities in this market. Nonetheless, a key obstacle still facing the leasing industry is the continued low interest rate environment, which reduces leasing volume inasmuch as customers are more prone to purchase than lease. Other factors which may negatively affect the leasing industry are the proposed legal and regulatory changes that may affect tax benefits of leasing and the continued misperception by potential lessees, stemming from Enron, WorldCom and others, that leasing should not play a central role as a financing alternative. However, as economic growth continues and interest rates inevitably begin to rise over time, we are optimistic that more lessees will return to the marketplace.

     Air Transportation Industry

     The domestic aircraft leasing industry has been on the downside of a business cycle and continues to remain there. This has resulted in depressed sales prices for assets such as our aircraft interests. It does not appear that the industry will recover significantly in the very near future especially with the recent increases in the price of gasoline and the fare wars within the domestic air transportation industry. We are optimistic that a recovery will occur within two to three years time. However, a further weakening of the industry could cause the proceeds realized from the future sale of our aircraft to be even less than suggested by recent appraisals.

     Information Technology Industry

     As a result of the cyclical behavior of the information technology industry and its focus on the consumer, all manufacturers are vulnerable to market down turns. Regardless of the product being offered, the intrinsic boom-bust nature of the technology sector challenges companies to constantly try to improve and/or create innovative changes in their products, aggressively pushing the incumbent equipment into obsolescence. There is no assurance that we will be able to locate a willing buyer or lessee for our assets, or if one is located, that the buyer or lessee will pay a price for the asset at least equal to the appraised value.

     Inability to Remarket Assets

     The market for some of our assets is not very liquid. If current equipment lessees choose not to renew their leases or purchase other equipment upon expiration of the existing lease, we will need to remarket the equipment. There is no assurance that we will be able to locate a willing buyer or lessee for our assets, or if one is located, that the buyer or lessee will pay a price for the asset at least equal to the appraised value.

     Critical Accounting Policies

     An appreciation of our critical accounting policies is necessary to understand our financial results. These policies may require the General Partner to make difficult and subjective judgments regarding uncertainties, and as a result, such estimates may significantly impact our financial results. The precision of these estimates and the likelihood of future changes depend on a number of underlying variables and a range of possible outcomes. We applied our critical accounting policies and estimation methods consistently in all periods presented. We consider the following accounting policies to be critical to our business:

o        Lease classification and revenue recognition
o        Asset impairments
o        Depreciation

     Lease Classification and Revenue Recognition

     The equipment we lease to third parties is classified either as a finance lease, a leveraged lease, or an operating lease, which is determined based upon the terms of each lease. Initial direct costs are capitalized and amortized over the term of the related lease for both a finance lease and a leveraged lease. For an operating lease, the initial direct costs are included as a component of the cost of the equipment and depreciated.

     For finance leases, we record, at lease inception, the total minimum lease payments receivable from the lessee, the estimated unguaranteed residual value of the equipment at lease termination, the initial direct costs related to the lease and the related unearned income. Unearned income represents the difference between the sum of the minimum lease payments receivable plus the estimated unguaranteed residual minus the cost of the leased equipment. Unearned income is recognized as finance income ratably over the term of the lease.

     For leveraged leases, we record, at lease inception, our net investment in the equipment which consists of the minimum lease payments receivable, the estimated unguaranteed residual value of the equipment at lease termination and the initial direct costs related to the lease, net of the unearned income and principal and interest on the related non-recourse debt. Unearned income is recognized as income over the life of the lease at a constant rate of return on the positive net investment.

     For operating leases, income is recorded as rental income and is recognized on the straight line method over the lease term.

     Our General Partner has an Investment Committee that approves each new equipment acquisition. As part of their process the Investment Committee determines the residual value to be used once the acquisition has been approved. The factors considered in determining the residual value include, but are not limited to, the creditworthiness of the potential lessee, the type of equipment being considered, how the equipment is integrated into the potential lessees business, the length of the lease and industry in which the potential lessee operates. Residual values are reviewed in accordance with our policy to review all significant assets in our portfolio.

     Asset Impairments

     The significant assets in our asset portfolio are periodically reviewed, at least annually, by management, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Management uses qualified third party appraisers to assist in the review process. An impairment loss will be recognized if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. In such circumstances, we will estimate the future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. Future cash flows are the cash inflows expected to be generated by an asset less the cash outflows expected to be necessary to obtain those inflows. An impairment loss will be measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.

     The events or changes in circumstances which generally indicate that an asset may be impaired are (i) the estimated fair value of the underlying equipment is less than our carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to satisfy the remaining obligation to the lender and our residual position in the asset. Generally in the latter situation, the residual position relates to equipment subject to third party notes payable where the lessee remits their rental payments directly to the lender and we do not recover our residual position until the note payable is repaid in full.

     Depreciation

     We record depreciation expense on equipment classified as an operating lease. In order to calculate depreciation, we first determine the depreciable equipment cost, which is the cost less estimated residual value. The estimated residual value is our estimate of the value of the equipment at lease termination. The estimated residual value is reviewed annually, by management, to determine whether an impairment charge may be required. Management uses qualified third party appraisers to assist in the review process. Depreciation expense is recorded ratably over the term of the related lease.

     New Accounting Pronouncements

     During December 2004, the FASB issued SFAS No. 153 "Exchanges of Nonmonetary Assets--an amendment of APB Opinion No. 29" ("SFAS 153"). SFAS 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in Opinion 29, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. We do not expect the adoption of SFAS 153 to have an impact on our financial position or results of operations.

     Management does not believe that any recently issued, but not yet effective accounting pronouncements, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

b. Results of Operations for the Years Ended December 31, 2004 ("2004") and 2003 ("2003")

Revenue for 2004 and 2003 are summarized as follows:

                                                                        Years Ended December 31,
                                                                     2004         2003        Change
                                                                     ----         ----        ------

 Total revenue                                                $  21,591,797   $25,150,087   $(3,558,290)
                                                              =============   ===========   ===========

 Rental income                                                $  19,602,860   $21,965,472   $(2,362,612)

 Finance income                                               $   1,134,039   $ 2,013,276   $  (879,237)

 Net (loss) gain on sale of equipment                         $     (53,385)  $   798,490   $  (851,875)

 Income from investments in joint ventures                    $     430,029   $   341,992   $    88,037

 Gain from investments in unguaranteed residual values        $     347,317   $     -       $   347,317

 Interest and other income                                    $     130,937   $    30,857   $   100,080

     Revenues for 2004 decreased by $3,558,290, or 14.1%, as compared to 2003. The decrease in revenue is due primarily to a decrease in rental income that resulted from the termination of equipment on lease by one of our consolidated joint ventures, ICON Aircraft 24846. We received no rental income from this joint venture in 2004 while we received six months of rental income in 2003. The decrease in finance income resulted primarily from the termination of two leases to CSK Auto in November 2003. The increase in loss on sales of equipment was due primarily to a greater number of leases being terminated in ICON Cheyenne in 2004 at losses as compared to 2003. Partially offsetting the decrease in revenue was a gain from the investment in unguaranteed residual value in the WH Smith and Summit portfolio of residuals in 2004. There were no corresponding gains in 2003.

Expenses for 2004 and 2003 are summarized as follows:

                                                      Years Ended December 31,
                                                    2004               2003          Change
                                                    ----               ----          ------

 Total expenses                             $      26,200,803   $   30,331,296   $  (4,130,493)
                                            =================   ===============  =============

 Depreciation                               $      14,629,044   $   16,896,463   $  (2,267,419)
 Interest                                   $       5,688,282   $    7,486,199   $  (1,797,917)
 Management fees - General Partner          $       1,500,347   $    2,008,870   $    (508,523)
 Administrative expense reimburesement -
   General Partner                          $         862,030   $      936,605   $     (74,575)
 Aircraft maintenance                       $         171,180   $      745,872   $    (574,692)
 General and administrative                 $       1,188,050   $    1,277,570   $     (89,520)
 Amortization of initial direct costs       $         120,099   $      229,278   $    (109,179)
 Bad debt expense                           $         411,742   $           -    $     411,742
 Impairment loss                            $       1,801,788   $      900,000   $     901,788
 Minority interest                          $        (171,759)  $     (149,561)  $     (22,198)



     Expenses for 2004 decreased by $4,130,493 or 14%, over 2003. The overall decrease in expenses is due primarily to decreases in depreciation expense that resulted from the termination of equipment on lease by one of our joint ventures, ICON Aircraft 24846. In 2004 we reclassified certain equipment that is now held for sale or lease and ceased recording depreciation expense. We recorded depreciation on these assets during 2003. Interest expense decreased due to the sale of equipment in ICON Aircraft 24846, which in turn retired the outstanding debt associated with the lease. The decrease in management fees - General Partner and administrative expense reimbursements - General Partner was due to terminations of leases that reduced the rentals that such fees are based on. Aircraft maintenance decreased due to the sale of the ICON Aircraft 24846 aircraft. Partially offsetting the decrease in expenses was an increase in impairment loss based upon our determination that the lease end value of some of our equipment is less then we previously estimated. The increase in provision for bad debts was recorded on one of the leases included our portfolio of K-Mart leases due to ongoing legal problems with this one K-Mart lease.

     Net Loss

     As a result of the foregoing factors, net loss for the years ended December 31, 2004 and 2003 was $4,609,006 and $5,181,209, respectively. The net loss per weighted average number of limited partnership units outstanding was $6.13 and $6.86, for the years ended December 31, 2004 and 2003, respectively.

c. Results of Operations for the Years Ended December 31, 2003 ("2003") and 2002 ("2002")

Revenue for 2003 and 2002 are summarized as follows:


                                                              Years Ended December 31,
                                                        2003               2002            Change
                                                        ----               ----            ------

 Total revenue                                    $     25,150,087   $   25,467,361   $   (317,274)
                                                  ================   ==============   =============

 Rental income                                    $     21,965,472   $   22,003,284   $    (37,812)
 Finance income                                   $      2,013,276   $    2,743,775   $   (730,499)
 Net gain on sale of equipment                    $        798,490   $      275,489   $    523,001
 Income from investments in joint ventures        $        341,992   $      381,606   $    (39,614)
 Interest and other income                        $         30,857   $       63,207   $    (32,350)


     Revenues for 2003 decreased by $317,274, or 1%, as compared to 2002. The decrease in finance income resulted from the continued collection of minimum lease rentals reducing the investment balance outstanding on which such revenues are based. Net gain on sale of equipment increased due to the sale of equipment in the fourth quarter of the 2003 for which there was no corresponding sale in 2002.

Expenses for 2003 and 2002 are summarized as follows:


                                                                Years Ended December 31,
                                                          2003            2002             Change
                                                          ----            ----             ------

 Total expenses                                   $     30,331,296   $    25,604,258   $    4,727,038
                                                  ================   ===============   ==============

 Depreciation                                     $     16,896,463   $    14,171,054   $    2,725,409
 Interest                                         $      7,486,199   $     7,249,407   $      236,792
 Management fees - General Partner                $      2,008,870   $     2,137,679   $     (128,809)
 Administrative expense reimbursement -
   General Partner                                $        936,605   $       966,832   $      (30,227)
 Aircraft maintenance                             $        745,872   $            -    $      745,872
 General and administrative                       $      1,277,570   $       580,106   $      697,464
 Amortization of initial direct costs             $        229,278   $       288,917   $      (59,639)
 Impairment loss                                  $        900,000   $            -    $      900,000
 Minority interest                                $       (149,561)  $       210,263   $     (359,824)


     Expenses for 2003 increased by $4,727,038, or 18%, over 2002. The primary reason for the increase in expenses was due to depreciation expense which was a result of additional investments in operating leases made subsequent to the 2002. Interest expense increased due to additional non-recourse debt associated with the additional investments. The decrease in management fees - General Partner was due to the overall decrease in the average size of our lease portfolio in one of the our joint ventures in 2003 as compared to 2002. General and administrative expenses, as well as, aircraft maintenance increased due to increased marketing activities and maintenance associated with the Boeing 767-300 ER aircraft that was previously leased to Scandinavian Airline Systems. An impairment loss of $900,000 was recorded on operating equipment held in one of our joint ventures during 2003.

     Net Loss

     As a result of the foregoing factors, net loss for the years ended December 31, 2003 and 2002 was $5,181,209 and $136,897, respectively. The net loss per weighted average number of limited Partnership units outstanding was $6.86 and $0.18, for the year ended December 31, 2003 and 2002, respectively.

     d.   Liquidity and Capital Resources

     Sources of Cash

     We believe that with the cash we have currently available, cash being generated from our leases, cash distributions from our joint ventures and proceeds from equipment sales, we have sufficient cash to continue our operations into the foreseeable future.

     Our main sources of cash during 2004 and 2003, was from investing activities. Our primary sources of cash during 2004, were generated from the sales of equipment and unguaranteed residual values of approximately $4,900,000 and $757,000, respectively, and cash distributions from our joint ventures of approximately $925,000. Our primary sources of cash during 2003 were as follows; the sales of equipment and unguaranteed residual values of approximately $4,359,000 and $1,933,000, respectively, cash distributions from our joint ventures of approximately $1,245,000 and equipment sales advances of approximately $1,361,000.

     Our primarily cash outflows during 2004 and 2003 was from financing activities. Our primary cash outflow for both 2004 and 2003 was cash distributions to partners and repayment of borrowings. Our cash outflow relating to distributions to partners for 2004 and 2003 was approximately, $6,015,000 and $7,079,000, respectively. Our cash outflows relating to the repayment of borrowings for 2004 and 2003 was approximately $768,000 and $5,579,000, respectively. Additionally during 2004 and 2003 we had cash outflows from investing activities relating to the loans and advances to an affiliate of approximately $1,020,000 and investments in operating leases of approximately $3,077,000, respectively.

     During 2004 and 2003 we borrowed $1,920,000 and $2,000,000 from our line of credit. We have amounts available to borrow, if necessary, under our line of credit agreement with Comerica Bank.

     Financings and Borrowings

     We have non-recourse notes payable which are being paid directly to the lenders by the lessees and accrue interest at rates ranging from 4.035% per year to 10.05% per year. The outstanding balances of our non-recourse notes payable at December 31, 2004 and 2003 was $83,080,022 and $132,938,722, respectively.
During the year ended December 31, 2004 we retired $34,491,632 of non-recourse note payable related to the sale of a Boeing 767-300ER aircraft.

     We and certain of our affiliates, specifically; L.P. Seven, ICON Income Fund Eight A L.P. and Fund Nine (collectively, the "Initial Funds"), were parties to a Loan and Security Agreement dated as of May 30, 2002, as amended (the "Loan Agreement"). Under the terms of the Loan Agreement, the Initial Funds may borrow money from Comerica Bank with all borrowings to be jointly and severally collateralized by (i) cash and (ii) the present values of certain rents receivable and equipment owned by the Initial Funds. The Loan Agreement, effective August 5, 2004, was amended to add ICON Income Fund Ten, LLC ("Fund Ten") as a borrower to the Loan Agreement. On December 6, 2004, we together with certain of our affiliates: L.P. Seven, ICON Income Fund Eight A L.P., Fund Nine, and Fund Ten entered into a Sixth Amendment to the Loan and Security Agreement with Comerica Bank wherein the maturity date of the loan was extended from December 31, 2004 to December 30, 2005. The Loan and Security Agreement provides for a joint and several line of credit of up to $17,500,000 collateralized by the present value of rents receivable and equipment owned by the borrowers.

     In connection with the Loan Agreement, the Initial Funds previously entered into a Contribution Agreement dated as of May 30, 2002, as amended (the "Contribution Agreement"). Pursuant to the Contribution Agreement, the Initial Funds agreed to restrictions on the amount and the terms of their respective borrowings under the Loan Agreement in order to minimize the unlikely risk that a Fund would not be able to repay its allocable portion of the outstanding revolving loan obligation at any time, including restrictions on any Fund borrowing in excess of the lesser of (A) an amount each Fund could reasonably expect to repay in one year out of its projected free cash flow, or (B) the greater of (i) the Borrowing Base (as defined in the line of credit agreement) as applied to such Fund, and (ii) 50% of the net worth of such Fund. The Contribution Agreement provides that, in the event a Fund pays an amount under the agreement in excess of its allocable share of the obligation under the agreement whether by reason of an Event of Default or otherwise, the other Funds will promptly make a contribution payment to such Fund in such amount that the aggregate amount paid by each Fund reflects its allocable share of the aggregate obligations under the agreement. The Initial Funds' obligations to each other under the Contribution Agreement are collateralized by a subordinate lien on the assets of each participating Fund. In order to facilitate Fund Ten's addition to the Contribution Agreement, the Initial Funds entered into a Second Amended and Restated Contribution Agreement effective as of August 5, 2004. The Second Amended and Restated Contribution Agreement contained substantially identical terms and limitations as did the original Contribution Agreement.

     During 2004 and 2005, we paid Comerica Bank a portion of the outstanding obligations of L.P. Seven. As required under the terms of the Contribution Agreement, L.P. Seven was required to promptly repay us the amounts we have paid on L.P. Seven's behalf. Since L.P. Seven did not have sufficient liquidity to repay us, L.P. Seven assigned to us interests in certain joint venture investments as full repayment of monies due to us.

     On September 23, 2004, L.P. Seven assigned 9.04% of its interest in ICON Cheyenne to us for $204,384, thereby increasing our ownership in ICON Cheyenne to 96.73%. This amount represented L.P. Seven's proportionate fair value of L.P. Seven's interest in ICON Cheyenne at September 23, 2004. The fair value was determined using discounted cash flow projections for ICON Cheyenne's portfolio.

     On November 24, 2004, L.P. Seven assigned 3.24% of its interest in the profits, losses and future cash flows of a mobile offshore drilling rig, subject to a lease with Rowan Companies, Inc. to us for $810,000. This amount represented L.P. Seven's proportionate fair value of L.P. Seven's interest in the mobile offshore drilling rig at November 24, 2004. The fair value of the mobile offshore drilling rig was determined using an independent third party appraisal.

     On February 23, 2005, L.P. Seven assigned 2.69% of its interest in the profits, losses and future cash flows of a mobile offshore drilling rig, subject to a lease with Rowan Companies, Inc. to us for $672,992, increasing our ownership interest to 5.93%. This amount represented L.P. Seven's proportionate fair value of L.P. Seven's interest in the mobile offshore drilling rig at February 23, 2005. The fair value of the mobile offshore drilling rig was determined using an independent third party appraisal.

     Effective March 8, 2005, the Initial Funds and ICON Income Fund Ten, LLC entered into a Seventh Amendment to the Loan and Security Agreement with Comerica Bank. This Agreement released ICON Cash Flow Partners L.P. Seven from all of its obligations under the Loan and Security Agreement dated as of May 30, 2002. As such, ICON Cash Flow Partners L.P. Seven is no longer a party to the $17,500,000 line of credit.

     Aggregate borrowings by all Funds under the line of credit agreement amounted to $10,272,992 at December 31, 2004. We currently have $3,225,000 of borrowings under this line of credit.

     Distributions

     We pay monthly distributions to our limited partners beginning with the first month after the limited partners' admission through the termination of the operating period, which we anticipate will be October 16, 2006. We paid distributions to limited partners for the years ended December 31, 2004, 2003 and 2002 of $5,955,151, $7,008,299 and $8,056,925, respectively. We paid distributions to General Partner for the years ended December 31, 2004, 2003 and 2002 of $60,155, $70,347 and $81,384 ,respectively.

     Commitments

     At December 31, 2004 we are parties to both recourse and non-recourse debt. The lenders have security interests in equipment relating to the non-recourse debt and an assignment of the rental payments under the leases. If the lessee were to default on the non-recourse debt the equipment would be returned to the lender in extinguishment of the non-recourse debt. The recourse debt relates to the Comerica Bank line of credit which is more fully discussed in the financings and borrowings section above. Principal maturities of our notes payable consist of the following at December 31, 2004:

               Year Ending
              December 31,
                  2005                 $    22,016,909
                  2006                      61,403,259
                  2007                       2,884,854
                                       ---------------

                                       $    86,305,022
                                       ===============

         Risks and Uncertainties

     At December 31, 2004, except as noted above in the Overview section and listed below in the Risk Factors section, and to the best of our knowledge, there were no known trends or demands, commitments, events or uncertainties which are likely to have a material effect on liquidity.

     Set forth below and elsewhere in this report and in other documents we file with the Securities and Exchange Commission are risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report and other periodic statements we make, including but not limited to, the following:

o The market for aircraft is currently depressed due to an overabundance of aircraft on the market resulting from the overall downturn in the aviation industry following the tragic events of September 11, 2001. While the market for these aircraft is cyclical, there can be no assurance that market will recover by October 2006. Failure of the market to recover significantly may result in our inability to realize our investment in the residuals of the aircraft in the Partnership's portfolio.

o The Partnership's operations are subject to the jurisdiction of a number of federal agencies, including the FAA. New regulatory rulings may negatively impact the Partnership's financial results and economic value of its assets.

o As a result of the cyclical behavior in the information technology industry and its focus on the consumer, all manufacturers are vulnerable to market down turns. Regardless of the product being offered, the intrinsic boom-bust nature of the technology sector challenges companies to constantly try to improve and/or create innovative changes in their products, aggressively pushing the incumbent equipment into obsolescence. There is no assurance that we will be able to locate a willing buyer or lessee for our assets, or if one is located, that the buyer or lessee will pay a price for the asset at least equal to the appraised value.

o The equipment leasing industry is highly competitive. When seeking leasing transactions for acquisition or sale, we compete with leasing companies, manufacturers that lease their products directly, equipment brokers and dealers and financial institutions, including commercial banks and insurance companies. Many competitors are larger than us and have greater financial resources than we do.

     e.  Inflation and Interest Rates

     The potential effects of inflation on us are difficult to predict. If the general economy experiences significant rates of inflation, however, it could affect us in a number of ways. We do not currently have or expect to have rent escalation clauses tied to inflation in our leases. The anticipated residual values to be realized upon the sale or re-lease of equipment upon lease terminations (and thus the overall cash flow from our leases) may be expected to increase with inflation as the cost of similar new and used equipment increases.

     If interest rates increase significantly, the lease rates that we can obtain on future leases may be expected to increase as the cost of capital is a significant factor in the pricing of lease financing. Leases already in place, for the most part, would not be affected by changes in interest rates.

Item 7A. Qualitative and Quantitative Disclosures About Market Risk

     We, like most other companies, are exposed to certain market risks, which includes changes in interest rates and the demand for equipment (and the related residuals) owned by us. We believe to the best of our knowledge that our exposure to other market risks, including foreign currency exchange rate risk, commodity risk and equity price risk, are insignificant, at this time, to both our financial position and our results of operations.

     In general, we manage our exposure to interest rate risk by obtaining fixed rate debt. The fixed rate debt is structured so as to match the cash flows required to service the debt to the payment streams under fixed rate lease receivables. The payments under the leases are assigned to the lenders in satisfaction of the debt. We may finance leases with a floating interest rate and we are therefore exposed to interest rate risk until fixed rate financing is arranged.

Item 8.  Consolidated Financial Statements and Supplementary Data

     Index to Financial Statements                                            24

     Report of Independent Registered Public Accounting Firm               25-26

     Consolidated Balance Sheets at December 31, 2004 and 2003                27

     Consolidated Statements of Operations for the Years Ended
       December 31, 2004, 2003 and 2002                                       28

     Consolidated Statement of Changes in Partners' Equity
       for the Years Ended December 31, 2002, 2003 and 2004                29-30

     Consolidated Statements of Cash Flows for the Years Ended
       December 31, 2004, 2003 and 2002                                    31-46

     Notes to Consolidated Financial Statements

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

     We have audited the accompanying consolidated balance sheets of ICON Income Fund Eight B L.P. (a Delaware limited partnership) and subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of operations, changes in partners' equity and cash flows for each of the three years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.


We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ICON Income Fund Eight B L.P. and subsidiaries as of December 31, 2004 and 2003 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ Hays & Company LLP

April 8, 2005
New York, New York

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)
                           Consolidated Balance Sheets
                                  December 31,

                            ASSETS



                                                       2004                2003
                                                       ----                 ----

 Cash and cash equivalents                    $      1,249,480   $         1,760,803
                                              ----------------   -------------------

 Investments in finance leases:
 Minimum rents receivable                           10,440,930            15,192,886
   Estimated unguaranteed residual values            1,227,902             1,737,662
   Initial direct costs, net                            74,841               194,985
   Unearned income                                    (840,885)           (1,974,924)
   Allowance for doubtful accounts                    (411,742)               -
                                              -----------------  ------------------

      Net investments in finance leases             10,491,046            15,150,609
                                              ----------------   -------------------

 Investments in operating leases:
   Equipment, at cost                              138,085,569           148,112,061
   Accumulated depreciation                        (39,597,336)          (31,289,197)
                                              -----------------  --------------------

      Net investments in operating leases           98,488,233           116,822,864
                                              ----------------   -------------------
 Equipment held for sale or lease, net                    -               36,741,848
 Investments in joint ventures                       5,308,848             6,382,227
 Due from affiliates                                    14,071               167,170
 Investment in unguaranteed residual values               -                  409,586
 Investment in option, at cost                       2,100,000             2,100,000
 Other assets, net                                   1,495,344             1,212,013
                                              -----------------  -------------------

      Total assets                            $    119,147,022   $       180,747,120
                                              ================   ===================



See accompanying notes to consolidated financial statements.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)
                           Consolidated Balance Sheets
                                  December 31,

                        LIABILITIES AND PARTNERS' EQUITY


                                                                  2004            2003
                                                                  ----            ----

 Notes payable - non-recourse                             $     83,080,022   $     132,938,722
 Notes payable - recourse                                        3,225,000           2,000,000
 Due to affiliates                                                 169,543              98,203
 Deferred rental income                                          1,036,168           1,255,076
 Equipment sales advances                                           72,600           1,361,506
 Security deposits and other liabilities                         1,145,673           1,377,023
 Minority interest                                                 820,725           1,352,621
                                                         -----------------  ------------------

    Total liabilities                                           89,549,731         140,383,151
                                                         -----------------  ------------------

 Commitments and contingencies

 Partners' equity:
    General partner                                               (354,117)           (247,872)
    Limited partners: 743,279.34 and 745,491.39 units
      outstanding, $100 per unit original issue price           29,951,408          40,611,841
                                                         -----------------  ------------------

    Total partners' equity                                      29,597,291          40,363,969
                                                         -----------------  ------------------

Total liabilities and partners' equity                    $    119,147,022   $     180,747,120
                                                          =================  =================

See accompanying notes to consolidated financial statements.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)
                      Consolidated Statements of Operations
                            Years Ended December 31,



                                                                            2004           2003       2002
                                                                             ----          ----       -----

 Revenue:
    Rental income                                                    $    19,602,860  $  21,965,472 $ 22,003,284
    Finance income                                                         1,134,039      2,013,276    2,743,775
    Net (loss) gain on sales of equipment                                    (53,385)       798,490      275,489
    Income from sale of investments in joint ventures                        430,029        341,992      381,606
    Gain from sale of investment in unguaranteed residual values             347,317             -            -
    Interest and other income                                                130,937         30,857       63,207
                                                                     ---------------  -------------  -----------

      Total revenue                                                       21,591,797     25,150,087   25,467,361
                                                                     --------------   -------------  -----------

 Expenses:
    Depreciation                                                          14,629,044     16,896,463   14,171,054
    Interest                                                               5,688,282      7,486,199    7,249,407
    Management fees - General Partner                                      1,500,347      2,008,870    2,137,679
    Administrative expense reimbursements - General Partner                  862,030        936,605      966,832
    Aircraft maintenance                                                     171,180        745,872         -
    General and administrative                                             1,188,050      1,277,570      580,106
    Amortization of initial direct costs                                     120,099        229,278      288,917
    Bad debt expense                                                         411,742             -          -
    Impairment loss                                                        1,801,788        900,000         -
    Minority interest                                                       (171,759)      (149,561)     210,263
                                                                     ---------------- ------------- ----------

      Total expenses                                                      26,200,803     30,331,296   25,604,258
                                                                     ---------------  -------------   ----------

 Net loss                                                            $   (4,609,006)  $ (5,181,209) $  (136,897)
                                                                     ===============  ============  ===========

 Net loss allocable to:
    Limited Partners                                                  $   (4,562,916)  $ (5,129,397) $  (135,528)
    General Partners                                                         (46,090)       (51,812)      (1,369)
                                                                     ----------------  ------------- ------------

                                                                      $   (4,609,006)  $ (5,181,209) $  (136,897)
                                                                      ===============  ============  ===========

 Weighted average number of limited partnership
    units outstanding                                                        744,463        747,189      749,475
                                                                     ===============  =============  ===========

 Net loss per weighted average limited
    partnership unit                                                 $        (6.13)  $       (6.86) $     (0.18)
                                                                     ===============  =============  ===========



See accompanying notes to consolidated financial statements.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)
              Consolidated Statement of Changes in Partners' Equity
                  Years Ended December 31, 2002, 2003 and 2004


                                              Limited Partner Distributions
                                              (Per weighted average unit)                             Total
                                                Return of  Investment     Limited    General         Partners'
                                                Capital    Income        Partners    Partner          Equity
                                                -------    ------        --------    -------          ------

Balance, January 1, 2002                                           $    61,255,560   $    (42,960)  $ 61,212,600

Limited partnership units redemmed
   (1,554.15 units)                                                       (116,949)          -          (116,949)
 Cash distributions to partners                 $  10.75   $  -         (8,056,975)       (81,384)    (8,138,359)
 Net loss                                                                 (135,528)        (1,369)      (136,897)
                                                                   ----------------  -------------  ------------

Balance, December 31, 2002                                              52,946,108       (125,713)    52,820,395
Limited partnership units redemmed
   (2,954.46 units)                                                       (196,571)          -          (196,571)
 Cash distributions to partners                 $   9.38   $  -         (7,008,299)       (70,347)    (7,078,646)
 Net loss                                                               (5,129,397)       (51,812)    (5,181,209)
                                                                   ----------------  -------------  ------------

Balance, December 31, 2003                                              40,611,841       (247,872)    40,363,969
Limited partnership units redemmed
   (2,212.05 units)                                                       (142,366)          -          (142,366)
 Cash distributions to partners                 $   8.00   $  -         (5,955,151)       (60,155)    (6,015,306)
 Net loss                                                               (4,562,916)       (46,090)    (4,609,006)
                                                                   ----------------  -------------  ------------

Balance, December 31, 2004                                         $    29,951,408   $   (354,117)  $ 29,597,291
                                                                   ===============   =============  ============


See accompanying notes to consolidated financial statements.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)
                      Consolidated Statements of Cash Flows
                            Years Ended December 31,



 Increase (decrease) in cash and cash equivalents                 2004               2003              2002
                                                                  ----               ----              ----


 Cash flows from operating activities
  Net loss                                                      $(4,609,006)    $  (5,181,209)    $    (136,897)
    Adjustments to reconcile net loss to net cash
     (used in) provided by operating activities:
       Rental income paid directly to lenders by lessees        (18,082,778)      (20,680,057)      (19,268,406)
       Interest expense on non-recourse financing
        paid directly to lenders by lessees                       4,956,594         5,987,533          6,822,451
       Depreciation                                              14,629,044        16,896,463         14,171,054
       Finance income paid directly to lenders by lessees          (799,636)       (1,087,564)        (1,351,387)
       Net loss (gain) on sales of equipment                         53,385          (798,490)          (275,489)
       Amortization of initial direct costs                         120,099           229,278            288,917
       Impairment loss                                            1,801,788           900,000              -
       Bad debt expense                                             411,742             -                  -
       Income from investments in joint ventures                   (430,029)         (341,992)          (381,606)
       Minority interest                                           (171,759)         (149,561)           210,263
    Changes in operating assets and liabilities:
      Collection of principal - non-financed receivables          1,589,028         1,853,879          2,438,584
      Due from affiliates                                           153,099          (163,638)           224,167
      Other assets                                                 (283,331)          165,400          1,537,853
      Due to affiliates                                              71,340          (125,964)            82,651
      Deferred rental income                                        378,328           175,090            534,840
      Security deposits and other liabilities                      (231,350)          513,964           (406,544)
                                                                -----------     -------------     --------------

 Net cash (used in) provided by  operating activities              (443,442)       (1,806,868)         4,490,451
                                                                -----------     ------------      --------------

 Cash flows from investing activities:
    Proceeds from sales of equipment                              4,900,377         4,358,594          1,938,170
    Equipment sales advances                                         12,600         1,361,506            402,926
    Initial direct costs paid                                           -               -             (2,242,352)
    Receipt of cash held in escrow                                      -               -             13,723,196
    Cash investment in operating leases                                 -          (3,076,564)        (4,250,000)
    Cash investment in joint venture                                    -               -             (4,516,929)
    Loans and advances to affiliate                              (1,020,000)            -                  -
    Proceeds from sale of investment
      in unguaranteed residual values                               756,901         1,933,003            63,539
    Distributions received from joint ventures                      925,111         1,245,127          1,252,443
                                                                -----------     -------------     --------------

 Net cash provided by investing activities                        5,574,989         5,821,666          6,370,993
                                                                -----------        ----------     --------------

 Cash flows from financing activities:
    Cash distributions to partners                               (6,015,306)       (7,078,646)        (8,138,359)
    Proceeds from non-recourse borrowings                              -                -              3,593,693
    Proceeds from recourse borrowings                             1,920,000         2,000,000             -
    Repayments of non-recourse borrowings                           (73,046)       (5,179,053)          (325,850)
    Repayments of recourse borrowings                              (695,000)         (400,000)        (2,500,000)
    Redemption of limited partnership units                        (142,366)         (196,571)          (116,949)
    Distributions to minority interest in  joint venture           (660,232)         (288,269)          (559,605)
    Minority interest contribution, net                              23,080           389,518             -
                                                                -----------     -------------     --------------

 Net cash used in financing activities                           (5,642,870)      (10,753,021)        (8,047,070)
                                                                ------------    -------------     --------------

 Net (decrease) increase in cash and cash equivalents              (511,323)       (6,738,223)         2,814,374
 Cash and cash equivalents, beginning of the year                 1,760,803         8,499,026          5,684,652
                                                                -----------     -------------     --------------

 Cash and cash equivalents, end of the year                     $ 1,249,480     $   1,760,803     $    8,499,026
                                                                ===========     =============     ==============


See accompanying notes to consolidated financial statements.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)
                      Consolidated Statements of Cash Flows
                            Years Ended December 31,



                                                                                      2004           2003        2002
                                                                                      ----            ----       -----

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                     $    731,688    $  1,298,666  $    426,925
                                                                                 ============    ============  ===========

 Supplemental disclosure of non-cash investing and financing activities:
    Non-cash portion of equipment purchased with non-recourse debt               $      -        $ 24,211,080  $ 70,495,058
                                                                                 ============    ============  ===========

   Principal and interest paid directly to lenders by lessees                    $ 20,250,616    $ 25,312,177  $ 24,206,217
                                                                                 ============    ============  ============
   Notes payable - non-recourse retired with sale of equipment                   $ 34,491,632    $       -     $       -
                                                                                 ============    ============  ============
   Transfer of investment in operating leases, net of accumulated
    depreciation , to equipment held for sale or lease                           $      -        $ 36,430,179  $  1,211,669
                                                                                 ============    ============  ============
    Joint venture interests acquired from affiliate in exchange
      for amounts owed                                                           $  1,014,384    $       -     $       -
                                                                                 ============    ============  ===========

See accompanying notes to consolidated financial statements.

                         ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2004 and 2003

(1)    Organization

     ICON Income Fund Eight B L.P. (the "Partnership") is an equipment leasing business formed in the State of Delaware on February 7, 2000. The Partnership is primarily engaged in the business of acquiring equipment subject to leases.

     The Partnership's principal investment objective is to obtain the maximum economic return from its investments for the benefit of its partners. To achieve this objective the Partnership has: (i) acquired a diversified portfolio of equipment leases and financing transactions; (ii) made monthly cash distributions to its partners commencing with each partner's admission through the reinvestment period, which the Partnership anticipates ending on October 16, 2006, (iii) re-invested substantially all undistributed cash from operations and cash from sales of equipment and financing transactions during the reinvestment period; and (iv) when the Partnership starts its disposition period, sell our investments and distribute the cash from sales of such investments to our partners.

     The Partnership's maximum offering was $75,000,000. The Partnership commenced business operations on its initial closing date, June 14, 2000, with the admission of 15,815.51 limited partnership units at $100 per unit representing $1,581,551 of capital contributions. Between June 15, 2000 and October 17, 2001, the final closing date, 734,184.49 additional units were admitted representing $73,418,449 of capital contributions bringing the total admission to 750,000 units totaling $75,000,000 in capital contributions. Between the date of the final closing and December 31, 2004, the Partnership redeemed 6,720.66 limited partnership units leaving 743,279.34 limited partnership units outstanding at December 31, 2004.

     The General Partner of the Partnership is ICON Capital Corp. (the "General Partner"), a Connecticut corporation. The General Partner manages and controls the business affairs of the Partnership's equipment leases and financing transactions under the terms of a management agreement with the Partnership. Additionally, the General Partner has a 1% ownership interest in the Partnership.

     Profits, losses, cash distributions and disposition proceeds are allocated 99% to the limited partners and 1% to the General Partner until each limited partner has received cash distributions and disposition proceeds sufficient to reduce their adjusted capital contribution account to zero and receive, in addition, other distributions and allocations which would provide an 8% per annum cumulative return on their outstanding adjusted capital contribution account. After such time, distributions will be allocated 90% to the limited partners and 10% to the General Partner.

(2)    Summary of Significant Accounting Policies

     Consolidation and Minority Interest

     The consolidated financial statements include the accounts of the Partnership and its majority owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Partnership accounts for its interests in minority owned joint ventures under the equity method of accounting. In such cases, the Partnership's original investments are recorded at cost and adjusted for its share of earnings, losses and distributions. In joint ventures where the Partnership's ownership interest is majority owned, minority interest represents the minority venturer's proportionate share of their equity in the joint venture. The minority interest is adjusted for the minority venturer's share of the earnings or loss of the joint venture.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2004 and 2003

(2)    Summary of Significant Accounting Policies - continued

     Cash and Cash Equivalents

     Cash and cash equivalents include cash in banks and highly liquid investments with original maturity dates of three months or less.

     Concentration of Credit Risk

     Concentrations of credit risk with respect to lessees are dispersed across different industry segments within the United States of America and throughout the world; accordingly the Partnership is exposed to business and economic risk. Although the Partnership does have a concentrated risk associated with the air transportation industry, the Partnership does not believe this represents a problem for the Partnership.

     Allowance for Doubtful Accounts

     The Partnership estimates collectibility of receivables by analyzing historical bad debts, lessee concentrations and credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. The Partnership records an allowance for doubtful accounts when the analysis indicates that the probability of full collection is unlikely.

     Investments in Operating Leases

     Investments in operating leases are stated at cost less accumulated depreciation. Depreciation is being provided for using the straight-line method over the term of the related equipment lease to its estimated residual value at lease end. Upon final disposition of the equipment, the cost and related accumulated depreciation will be removed from the accounts and the resulting profit or loss will be reflected in the consolidated statement of operations. Revenues from operating leases are recognized on a straight line basis over the lives of the related leases.

     Asset Impairments

     The Partnership's asset portfolio is periodically reviewed, at least annually, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss will be recognized if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. In such circumstances, the Partnership will estimate the future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. Future cash flows are the cash inflows expected to be generated by an asset less the cash outflows expected to be necessary to obtain those inflows. An impairment loss will be measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2004 and 2003

(2)    Summary of Significant Accounting Policies - continued

     The events or changes in circumstances which generally indicate that an asset may be impaired are (i) the estimated fair value of the underlying equipment is less than our carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to satisfy the remaining obligation to the lender and our residual position in the asset. Generally in the latter situation, the residual position relates to equipment subject to third party notes payable where the lessee remits their rental payments directly to the lender and we do not recover our residual position until the note payable is repaid in full.

     Equipment Held for Sale or Lease

     Equipment held for sale or lease is recorded at the lower of cost or fair value expected to be realized upon sale or lease and consists of equipment previously leased to end users which has been returned to the Partnership following lease expiration.

     Estimated Unguaranteed Residual Values

     The Partnership carries its estimated unguaranteed residual values at the estimated recovered cost at lease termination. The value is equal to or less than market value, and is subject to the Partnership's policy relating to impairment review.

     Redemption of Limited Partnership Units

     The Partnership may, at its discretion, redeem units from a limited number of its limited partners, in any one year, as defined in the partnership agreement. The redemption amounts are calculated following the specified redemption formula in accordance with the partnership agreement. Redeemed units have no voting rights and do not share in distributions. Redeemed limited partnership units are accounted for as a reduction from partners' equity.

     Per Unit Data

     Net income (loss) and distributions per unit are based upon the weighted average number of units outstanding during the period.

     Revenue Recognition

     The Partnership leases equipment to third parties which may be classified as either a finance lease or an operating lease, which is determined based upon the terms of each lease. Initial direct costs are capitalized and amortized over the term of the related lease for a finance lease. For an operating lease, the initial direct costs are included as a component of the cost of the equipment and depreciated.

     For finance leases, the Partnership records, at lease inception, the total minimum lease payments receivable from the lessee, the estimated unguaranteed residual value of the equipment at lease termination, the initial direct costs related to the lease and the related unearned income. Unearned income represents the difference between the sum of the minimum lease payments receivable plus the estimated unguaranteed residual minus the cost of the leased equipment. Unearned income is recognized as finance income over the term of the lease using the effective interest rate method.

     For operating leases, rental income is recognized on the straight line method over the lease term. Billed and uncollected operating lease receivables are included in other assets. Deferred rental income is the difference between the timing of the cash payments and the rentals recognized on a straight line basis.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2004 and 2003

(2)    Summary of Significant Accounting Policies - continued

     Fair Value of Financial Instruments

     Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures About Fair Values of Financial Instruments," requires disclosures about the fair value of financial instruments, except for lease related assets and liabilities. Separate disclosure of fair value information at December 31, 2004 and 2003 with respect to the Partnership's assets and liabilities is not separately provided since (i) SFAS No. 107 does not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets, other than lease related investments, and the recorded value of payables approximates market value. The estimated fair value of the Partnership's non-recourse notes payable at December 31, 2004 is approximately $79,029,000.

     Use of Estimates

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

     Recent Accounting Pronouncements

     During December 2004, the FASB issued SFAS No. 153 "Exchanges of Nonmonetary Assets--an amendment of APB Opinion No. 29" ("SFAS 153"). SFAS 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in Opinion 29, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. We do not expect the adoption of SFAS 153 to have an impact on our financial position or results of operations.

     Management does not believe that any recently issued, but not yet effective accounting pronouncements, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

     Reclassifications

     Certain reclassifications have been made to the accompanying consolidated financial statements in prior years to conform to the current presentation.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2004 and 2003

(3)    Joint Ventures

     The Partnership and its affiliates, entities also managed and controlled by the General Partner, formed eight joint ventures, discussed below, for the purpose of acquiring and managing various assets. The Partnership and these affiliates have substantially identical investment objectives and participate on the same terms and conditions. The Partnership and the other joint venturers have a right of first refusal to purchase the equipment, on a pro-rata basis, if any of the other joint venturers desire to sell their interests in the equipment or joint venture.

         The four joint ventures described below are majority owned and consolidated with the Partnership.

         ICON Cheyenne LLC

     The Partnership and three affiliates, ICON Cash Flow Partners L.P. Six ("L.P. Six"), ICON Cash Flow Partners L.P. Seven ("L.P. Seven") and ICON Income Fund Eight A L.P. ("Fund Eight A") formed ICON Cheyenne LLC ("ICON Cheyenne") for the purpose of acquiring and managing a portfolio of equipment leases consisting of over the road rolling stock, manufacturing equipment and materials handling equipment. The original transaction involved acquiring from Cheyenne Leasing Company a portfolio of 119 leases, of which 27 remain active, with expiration dates ranging between March 2005 and October 2006.

     On September 23, 2004, L.P. Seven assigned 9.04% of its interest in ICON Cheyenne to the Partnership for $204,384, thereby increasing the Partnership's ownership in ICON Cheyenne to 96.73%. This assignment was made in order for L.P. Seven to repay its outstanding debt obligation to the Partnership as required by the Contribution Agreement (See Note 10). This amount represented L.P. Seven's proportionate fair value of L.P. Seven's interest in ICON Cheyenne at September 23, 2004. The fair value was determined using discounted cash flow projections for ICON Cheyenne's portfolio.

     The outstanding balance of the non-recourse debt secured by these assets, at December 31, 2004, was $397,850. The leases expire on various dates through September 2006.

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

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2004 and 2003

(3)    Joint Ventures - continued

     The aircraft was sold on July 29, 2004 and ICON Aircraft 24846 recognized an impairment loss on the sale of approximately $601,800. The General Partner had determined that it was in the best interest of ICON Aircraft 24846 and its members to sell the Boeing 767-300ER aircraft to BTM Capital Corp., the lender, for an amount equal to the then outstanding debt balance. The decision to sell the aircraft was based, in part, on the following factors: (i) the aircraft's fair market value was estimated to be between $24,000,000 and $27,000,000 and the balance of the outstanding debt was $34,500,000; (ii) any new lease for the aircraft would have required an additional $850,000 in equity (at a minimum) in order to reconfigure the aircraft and upgrade the engines; and (iii) if the Partnership were to continue to remarket the aircraft, the lender would have required interest only payments of approximately $100,000 per month until the aircraft was re-leased.

     ICON Aircraft 47820 LLC

     The Partnership and an affiliate, ICON Income Fund Nine LLC, ("Fund Nine"), formed, ICON Aircraft 47820 LLC ("ICON 47820") for the purpose of acquiring an investment in a McDonnell Douglas DC 10-30F aircraft on lease to Federal Express Corporation ("FedEx"). The aircraft owned by ICON 47820 was acquired with cash and the assumption of non-recourse debt. The Partnership and Fund Nine have ownership interests of 90% and 10%, respectively, in ICON 47820. The lender has a security interest in the aircraft and an assignment of the rental payments under the lease. The lease is scheduled to expire in March 2007, at which time the final lease payment of $2,916,523 will be used to repay the remaining balance of the outstanding non-recourse debt. The outstanding balance of the non-recourse debt secured by this aircraft, at December 31, 2004, was $13,877,166.

     ICON SPK 2023-A, LLC

     The Partnership and an affiliate, Fund Nine, formed ICON SPK 2023-A LLC ("SPK 2023-A") for the purpose of acquiring and managing a portfolio of equipment leases consisting of material handling, telecommunication and computer equipment. The original transaction involved acquiring a portfolio of 32 leases, of which 17 remain active with lease expiration dates at various dates through April 2008.

     On December 1, 2004, Fund Nine transferred 25.87% of its ownership interest in SPK 2023-A with the Partnership for the Partnership's entire 5% ownership interest in ICON/Kenilworth LLC (See below). The Partnership and Fund Nine entered into this transaction in order to minimize the New Jersey State income tax obligations of the Partnership. After the exchange, the Partnership has a 74.87% ownership interest in SPK 2023-A and has no ownership interest in ICON/Kenilworth LLC. The General Partner computed the fair value of the ICON/Kenilworth LLC interest and the SPK 2023-A interest based upon their knowledge of current market conditions and a recent appraisal received for ICON/Kenilworth LLC.

     The four joint ventures described below are minority owned by the Partnership and are accounted for under the equity method, whereby the Partnership's original investment was recorded at cost and is adjusted by its share of earnings, losses and distributions of the joint ventures.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2004 and 2003

(3)    Joint Ventures - continued

     ICON Aircraft 126, LLC

     The Partnership and an affiliate, Fund Nine, formed ICON Aircraft 126 LLC ("ICON 126") for the purpose of acquiring all of the outstanding shares of Delta Aircraft Leasing Limited ("D.A.L."), a Cayman Islands registered company, which owns, through an Owner Trust, an Airbus A340-313X aircraft which is on lease to Cathay Pacific through March 2006. The Partnership and Fund Nine each have ownership interests of 50% in ICON 126. ICON 126 consolidates the financial position and operations of D.A.L. in its financial statements.

     The aircraft is subject to non-recourse debt provided by unaffiliated lenders. The outstanding balance of the non-recourse debt secured by this aircraft at December 31, 2004 was $58,587,566.

     Information as to the financial position and results of operations of ICON 126 at December 31, 2004 and 2003 and for the years ended December 31, 2004 and 2003 are summarized below:

                                                  December 31,
                                             2004              2003
                                         -------------    -------------
 Assets                                  $  66,651,934    $  70,492,181
                                         =============    =============
 Liabilities                             $  58,885,070    $  63,351,443
                                         =============    =============
 Equity                                  $   7,766,864    $   7,140,738
                                         =============    =============
 Partnership's share of equity           $   3,883,432    $   3,570,369
                                         =============    =============

                                            Years Ended December 31,
                                             2004              2003
                                         -------------    -------------
 Net income                              $     626,126    $     406,482
                                         =============    =============
 Partnership's share of net income       $     313,063    $     203,240
                                         =============    =============

         ICON/Kenilworth LLC

     The Partnership and an affiliate, Fund Nine formed ICON/Kenilworth LLC ("Kenilworth") for the purpose of acquiring a natural gas-fired 25MW co-generation facility on lease to Schering-Plough for cash and non-recourse debt. The base lease for the co-generation facility expired in July 2004 and has been extended until 2009. The outstanding balance of the non-recourse debt was fully repaid at the end of the base lease term in July 2004.

     Under the terms of the lease extension the lessee's rent is, in part, contingent upon the price of natural gas. If the price of natural gas is equal to or greater than $4.50 per mmbtu then the lessee's rent shall be the lesser of the lessee's excess cash, as defined in the lease or the base renewal rent which is $250,000 per quarter. If the price of natural gas is equal to $4.00 per mmbtu but less than $4.50 per mmbtu, then the lessee's rent shall be equal to the base renewal rent plus the first gas price bonus, as defined in the lease. If the price of natural gas is less than $4.00 per mmbtu, then the lessee's rent shall be equal to the base renewal rent plus other incentives and a second gas price bonus, as defined in the lease. In accordance with accounting principles generally accepted in the United States of America, Kenilworth will not accrue contingent rental income until such time as the payment becomes due.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2004 and 2003


(3)    Joint Ventures - continued

     On December 1, 2004, the Partnership transferred its entire 5% ownership interest in Kenilworth to an affiliate, Fund Nine (See above).

     Information as to the financial position and results of operations of ICON/Kenilworth LLC at December 31, 2004 and 2003 and for the years ended December 31, 2004 and 2003 are summarized below:

                                                       December 31,
                                                  2004              2003
                                              -------------    -------------
 Assets                                       $   9,434,526    $  11,560,675
                                              =============    =============
 Liabilities                                  $     249,998    $   2,168,837
                                              =============    =============
 Equity                                       $   9,184,528    $   9,391,838
                                              =============    =============
 Partnership's share of equity                $        -       $     469,591
                                              ============     =============

                                                 Years Ended December 31,
                                                  2004              2003
                                              -------------    -------------
 Net (loss) income                            $    (81,639)    $     863,127
                                              =============    =============
 Partnership's share of net income (loss)     $        689     $      43,156
                                              =============    =============
 Distributions                                $     125,671    $     519,120
                                              =============    =============
 Partnership's share of distributions         $       6,284    $      25,956
                                              =============    =============
 Gain on exchange of equity interests         $     463,996    $        -
                                              =============    =============

     ICON Aircraft 46835, LLC

     The Partnership and an affiliate, Fund Nine, formed ICON Aircraft 46835, LLC ("ICON 46835") for the purpose of acquiring an investment in a McDonnell Douglas DC-10-30F aircraft on lease to FedEx. The Partnership and Fund Nine have ownership interests of 15% and 85%, respectively. ICON 46835 acquired the aircraft subject to the lease with cash and the assumption of non-recourse debt. The lender has a security interest in the aircraft and an assignment of the rental payments under the lease. The lease is scheduled to expire in March 2007, at which time the final lease payment of $2,708,000 will be used to repay the remaining outstanding balance of the non-recourse debt. The outstanding balance of the non-recourse debt at December 31, 2004 was $12,883,336.

     Information as to the financial position and results of operations of ICON 46835 at December 31, 2004 and 2003 and for the years ended December 31, 2004 and 2003 is summarized below:

                                                         December 31,
                                                    2004              2003
                                                -------------    -------------
         Assets                                 $ 16,229,899     $  21,113,830
                                                ============     =============
         Liabilities                            $ 12,205,100     $  17,316,827
                                                ============     =============
         Equity                                 $  4,024,799     $   3,797,003
                                                ============     =============
         Partnership's share of equity          $    603,720     $     569,551
                                                ============     =============

                                                    Years Ended December 31,
                                                    2004              2003
                                                -------------    -------------
         Net income                             $     227,796    $      28,542
                                                =============    =============
         Partnership's share of net income      $      34,169    $       4,282
                                                =============    =============

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2004 and 2003

(3)    Joint Ventures - continued

     North Sea (Connecticut) Limited Partnership

     On November 24, 2004, in consideration for a $810,000 obligation payable to the Partnership, which arose as part of the Comerica Bank Contribution Agreement (See Note 10), L.P. Seven assigned to the Partnership, a 3.24% interest in the profits, losses and future cash flows of North Sea (Connecticut) Limited Partnership ("North Sea"). North Sea owns a 50% interest in a mobile offshore drilling rig, subject to lease with Rowan Companies, Inc. The fair value of the mobile offshore drilling rig was determined using an independent third party appraisal and cash flow analysis.

     On February 23, 2005, in consideration for a $672,992 obligation payable to the Partnership which arose as part of the Comerica Bank Contribution Agreement (See Note 10), L.P. Seven assigned to the Partnership an additional 2.69% interest in the profits, losses and future cash flows of North Sea. After this transaction the Partnership has a 5.93% interest in the profits, losses and future cash flows of North Sea. The fair value of the mobile offshore drilling rig was determined using an independent third party appraisal and cash flow analysis.

     Information as to the financial position and results of operations of North Sea at December 31, 2004 and 2003 and for the years ended December 31, 2004 and 2003 are summarized below:

                                                   December 31,
                                              2004              2003
                                          -------------    -------------
  Assets                                  $  9,174,080     $   9,839,209
                                          ============     =============
  Liabilities                             $ 15,838,485     $  19,574,474
                                          ============     =============
  Equity (deficit)                        $ (6,664,405)    $ (9,735,265)
                                          ============     =============
  Partnership's share of equity (a)       $    136,576     $           -
                                          ============     =============

                                              Years Ended December 31,
                                              2004              2003
                                          -------------    -------------
  Net income                              $   3,070,860    $   2,743,802
                                          =============    =============
  Partnership's share of net income       $       4,146    $           -
                                          =============    =============

     (a) During the year ended December 31, 2002, all equity distributions were allocated to the co-venturer.

(4)    Investments in Finance Leases

     The Partnership has an investment in finance leases with Regus Business Center Corp. ("Regus"), which leases office, telecommunications and computer equipment from the Partnership as a direct finance lease since August of 2000.

     Regus filed for bankruptcy protection under Chapter 11 of the United States bankruptcy code on January 14, 2003. The Partnership had been negotiating an amended lease with Regus which was approved when Regus emerged from bankruptcy protection. Under the revised lease agreement, Regus commenced making payments at a reduced rental rate, with an extension for 48 months, effective from March 15, 2003. At December 31, 2004, Regus was current on its payments under the revised lease agreement.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2004 and 2003

(4)    Investments in Finance Leases - continued

     The Partnership also has an investment in finance leases consisting of 179 Noritsu Optical/Digital photo processing mini-labs subject to lease with K-Mart. The lease expiration dates range between April 30, 2006 to January 31, 2007.

     On January 22, 2002, K-Mart Corporation ("K-Mart") and its affiliate debtors filed a voluntary petition in the United States Bankruptcy Court for the Eastern District of Illinois seeking relief under Chapter 11 of the United
States Bankruptcy Code. The Partnership is the lessor of 179 Noritsu Optical/Digital photo processing mini-labs located at Kmart retail locations throughout the country.

     The General Partner has been negotiating with K-Mart in an attempt to enter into a stipulation agreement with K-Mart in the near future wherein K-Mart would affirm four of the five equipment lease schedules covering the Noritsu mini-labs they have leased from us. As part of the settlement, Kmart would also agree to reimburse us for approximately $200,000 in overdue property tax payments made by the Partnership. Although K-Mart emerged from Chapter 11 during 2004, the Bankruptcy Court has retained jurisdiction over this matter.

     While the Partnership expects to prevail in this matter, there is no certainty of the outcome and therefore the Partnership may be adversely affected by an unfavorable decision of the Bankruptcy Court. At December 31, 2004, K-Mart was current on their rental payments for four of the five equipment lease schedules.

         Non-cancelable minimum annual amounts due on finance leases are as follows at December 31, 2004:

               Year Ending
              December 31,
                  2005                         $   6,373,338
                  2006                             3,623,305
                  2007                               444,287
                                               -------------

                                               $  10,440,930

     An allowance for doubtful accounts relating to minimum rents receivable from K-Mart Corporation consisted of the following at December 31:

                                     2004             2003              2002
                                -------------     -------------    -------------
Balance, beginning of year      $      -          $      -         $      -
Bad debt expense                     (411,742)           -                -
                                -------------     -------------    -------------

Balance, end of year            $   (411,742)     $      -    $           -
                                ============      =============    =============

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2004 and 2003

(5)    Investments in Operating Leases

     The investments in operating leases consisted of the following at December 31:


                                                         2004             2003              2002
                                                    ---------------  ----------------  ---------------


 Equipment at cost, beginning of year               $   148,112,061  $    166,325,943  $    95,156,568
   Equipment acquisitions                                      -           27,287,644       75,263,566
   Initial direct costs                                        -              818,629        2,242,352
   Equipment assumed from joint venture                   4,506,983              -               -
   Transfer of equipment to held for sale
      or lease                                                 -         (44,515,416)            -
   Equipment dispositions                              (13,333,475)       (1,804,739)       (6,336,543)
                                                    --------------   ---------------   ---------------

 Equipment, end of year                                 139,285,569       148,112,061      166,325,943
                                                    ---------------  ----------------  ---------------

 Impairments, beginning of year                                -                 -            -
   Impairment loss                                       (1,200,000)             -            -
                                                    ---------------  ----------------  ---------------

   Impairments, end of year                              (1,200,000)             -            -
                                                    ---------------  ----------------  ---------------

 Equipment at cost, end of year                         138,085,569       148,112,061      166,325,943
                                                    ---------------  ----------------  ---------------

 Accumulated depreciation, beginning of year           (31,289,197)      (23,591,192)     (11,456,484)
   Accumulated depreciation on equipment
      dispositions                                        7,562,450         1,113,221        2,036,346
   Accumulated depreciation on equipment
      assumed from joint venture                         (2,578,304)             -              -
   Accumulated depreciation transferred
      to held for sale or lease                            -              8,085,237             -
   Depreciation expense                                (13,292,285)      (16,896,463)     (14,171,054)
                                                    --------------   ---------------   --------------
 Accumulated depreciation, end of year                 (39,597,336)      (31,289,197)     (23,591,192)
                                                    ---------------  ---------------   --------------

 Net investment in operating leases, end of year    $    98,488,233  $    116,822,864  $   142,734,751
                                                    ===============  ================  ===============


     The management of the Partnership received an appraisal on equipment held in one of its majority owned joint ventures, which was less than its originally estimated salvage value. A decision was made to record an impairment loss for $1,200,000 at December 31, 2004 to more closely approximate the current fair market value of the equipment.

         Non-cancelable minimum annual rentals due from investments operating leases are as follows at December 31, 2004:

             Year Ending
           December 31,
                2005                       $    18,838,325
                2006                       $     8,930,021
                2007                       $     3,736,713
                2008                       $       319,088

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2004 and 2003

(6)    Equipment Held for Sale or Lease

     Equipment held for sale or lease consisted of a Boeing 767-300ER held in ICON Aircraft 24846 and manufacturing and production equipment held in ICON Cheyenne with net book values of $36,430,179 and $311,669 at December 31, 2003, respectively. The Partnership disposed of the aircraft and equipment during 2004 and recorded an impairment loss of approximately of $601,788 for the year ended December 31, 2004.

(7)    Investment in Unguaranteed Residual Values

     During the year ended December 31, 2001, the Partnership acquired residual interests in a portfolio of technology and other equipment leases for $2,406,128. Leases in this portfolio have expiration dates through March 2005. The Partnership has received $756,903, $1,933,003 and $63,539 in proceeds from sales of these interests for the years ended December 31, 2004, 2003 and 2002. The Partnership recognized a gain $347,317 from this investment for the year ended December 31, 2004.

(8)    Investment in Option

     During the fourth quarter of 2001, the Partnership invested $2,100,000 (including $900,000 in acquisition fees paid to the General Partner) for an option to purchase a Boeing 737-524 aircraft on lease to a United States based commercial airline. The purchase price of the option included an 8.5% $400,000 promissory note which was to mature in May 2012. On August 29, 2003, the promissory note was paid in full with accreted interest.

     The exercise price decreases according to a predetermined schedule over the term of the option from $30 million in 2001 to $9 million in 2012. The option expires in 2012.

(9)    Notes Payable - Non-Recourse

     Notes payable - non-recourse are being paid directly to the lenders by the lessees and accrue interest at rates ranging from 4.035% per annum to 10.05% per annum. The outstanding balances of the notes payable at December 31, 2004 and 2003 were $83,080,022 and $132,938,722, respectively. During the year ended December 31, 2004 the Partnership retired $34,491,632 of its non-recourse notes payable relating to the sale of an aircraft as discussed in Note 3.

     Principal maturities of the Partnership's notes payable - non-recourse consisted of following at December 31, 2004:

               Year Ending
               December 31,
                  2005             $ 18,791,909
                  2006               61,403,259
                  2007                2,884,854
                                   ============

                                   $ 83,080,022
                                   ============

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2004 and 2003

(10)   Note Payable - Recourse

     On May 30, 2002 the Partnership along with certain of its affiliates, specifically; L.P. Seven; Fund Eight A L.P. and Fund Nine (collectively, the "Initial Funds"), entered into a $17,500,000 line of credit agreement with Comerica Bank. The Initial Funds accrue interest, on all outstanding balances, at an interest rate equal to the Comerica Bank base interest rate plus 1% (together, 6.25% at December 31, 2004). Under the terms of the line of credit agreement, the Initial Funds may borrow money from Comerica Bank with all borrowings to be jointly and severally collateralized by (i) cash and (ii) the present values of certain rents receivable and equipment owned by the Initial Funds. Effective August 5, 2004, the line of credit agreement was amended to add ICON Income Fund Ten, LLC ("Fund Ten") as a borrower. The Initial Funds and Fund Ten are collectively referred to as the Borrower. On December 6, 2004, the Loan and Security Agreement with Comerica Bank was extended to December 30, 2005.

     The Initial Funds previously entered into a Contribution Agreement dated as of May 30, 2002, as amended to include Fund Ten (the "Contribution Agreement"). In accordance with the terms of the Contribution Agreement, the Initial Funds agreed to restrictions on the amount and the terms of their respective borrowings under the Loan Agreement in order to minimize the unlikely risk that a Borrower would be unable to repay its allocable portion of its outstanding obligation at any time, including restrictions on any Borrower borrowing in excess of the lesser of (a) an amount each Borrower could reasonably expect to repay in one year from its projected free cash flow, or (b) the greater of (i) the Borrowing Base (as defined in the line of credit agreement) as applied to such Borrower, and (ii) 50% of the net worth of such Borrower. The Contribution Agreement also provides that, in the event a Borrower pays an amount under the agreement in excess of its allocable share of the obligations under the agreement whether by reason of an Event of Default or otherwise, the other
Borrowers will promptly make a contribution payment to the paying Borrower in such amount that the aggregate amount paid by each Borrower reflects its allocable share of the aggregate obligations under the agreement. The Initial Funds' obligations to each other under the Contribution Agreement are collateralized by a subordinate lien on the assets of each participating Borrower. In order to facilitate Fund Ten's addition to the Contribution Agreement, the Borrowers entered into a Second Amended and Restated Contribution Agreement effective as of August 5, 2004. The Second Amended and Restated Contribution Agreement contains substantially identical terms and limitations as did the original Contribution Agreement.

     During 2004 and 2005, the Partnership paid Comerica Bank a portion of the outstanding obligations of L.P. Seven. As required under the terms of the Contribution Agreement, L.P. Seven was required to promptly repay the Partnership for amounts paid on L.P. Seven's behalf. Since L.P. Seven did not have sufficient liquidity to repay the Partnership, L.P. Seven assigned its interests in certain joint venture investments as full repayment of monies due to the Partnership (See Note 3).

     At December 31, 2004, the Partnership had $3,225,000 outstanding under the Loan Agreement. The aggregate borrowing by all Funds under the Loan Agreement was $10,272,992 at December 31, 2004.

     Effective March 8, 2005, the Borrowers and Comerica Bank entered into a Seventh Amendment to the Loan and Security Agreement. This Agreement releases L.P. Seven from all of its obligations under the Loan and Security Agreement dated as of May 30, 2002. As such, ICON Cash Flow Partners L.P. Seven is no longer a party to the $17,500,000 line of credit.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2004 and 2003

(11) Income Taxes (Unaudited)

     The Partnership is treated as a partnership for Federal income tax purposes and as such no provision for income taxes has been recorded by the Partnership since the liability for such taxes is the responsibility of each of the individual partners rather than the Partnership. The Partnership's income tax returns are subject to examination by the Federal and state taxing authorities, and changes, if any could adjust the individual income taxes of the partners.

     At December 31, 2004, the partners' capital accounts included in the consolidated financial statements totaled $29,597,291 compared to the partners' capital accounts for Federal income tax purposes of $25,395,933 (unaudited). The differences arise primarily from commissions reported as a reduction in the partners' capital accounts for financial reporting purposes but not for Federal income tax purposes, and temporary differences relating to direct finance leases, depreciation and provision for losses.

     The following table reconciles net loss for financial statement reporting purposes to the net loss for Federal income tax purposes as follows:



                                                                  Years Ended December 31,
                                                      ------------------------------------------------
                                                           2004             2003               2002
                                                      -------------     -------------     -------------
 Net loss per consolidated financial statements       $(4,609,006)      $  (5,181,209)    $     (136,897)

 Differences due to:
   Direct finance leases                                  4,397,303         5,169,677         (1,203,869)
   Depreciation and impairments                           9,137,941         5,515,307           (765,632)
    Tax loss from joint venture                           1,238,676        (5,022,993)         1,053,874
    Rent - consolidated joint venture                  (14,686,229)       (14,628,970)       (11,871,292)
    Interest expense - consolidated joint venture         4,463,799         5,229,339          5,151,595
   Loss (gain) on sale of equipment                       (185,056)          (267,320)             -
   Other                                                  2,375,505         1,260,957            267,647
                                                      -------------     -------------     -------------
 Net Income (loss) for Federal income tax purposes    $   2,132,933     $  (7,925,212)    $   (7,504,574)
                                                      =============     =============     ==============

(12)   Limited Partnership Redemptions

     The General Partner consented to the Partnership redeeming 2,212.05 and 2,954.46 limited Partnership units for the years ended December 31, 2004, 2003, respectively. The redemption amounts are calculated according to a specified redemption formula in accordance with the partnership agreement. Redeemed units have no voting rights and do not share in distributions. The partnership agreement limits the number of units which can be redeemed in any one year and redeemed units may not be reissued. Redeemed limited partnership units are accounted for as a reduction from partners' equity.

(13)   Transactions with Related Parties

     In accordance with the terms of the Management Agreement, the Partnership pays the General Partner (i) management fees ranging from 1% to 7% based on a percentage of the rentals received either directly by the Partnership or through joint ventures and (ii) acquisition fees of 3% calculated based on the gross value of the transactions. In addition, the General Partner is reimbursed for administrative expenses incurred in connection with the Partnership's operations.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2004 and 2003

(13)   Transactions with Related Parties - continued

     Fees and other expenses charged to operations by the Partnership to the General Partner or its affiliates for the years ended December 31, 2004, 2003 and 2002, respectively, were as follows:

                                         Years Ended December 31,
                             --------------------------------------------
                                  2004           2003            2002
                             -------------   -------------  -------------
Acquisition fees             $         -     $     736,766  $   3,498,611
Management fees                  1,500,347       2,008,870      2,137,679
Administrative expense
   reimbursements                  862,030         936,605        966,832
                             -------------   -------------  -------------

                             $   2,362,377   $   3,682,241  $   6,603,122
                             =============   =============  =============

     The Partnership has a net payable in the amount of $155,472 due to the General Partner and affiliates at December 31, 2004. The Partnership owed the General Partner $76,895 for unpaid administrative expense reimbursements for the year ended December 31, 2004. The Partnership owned Fund Nine $92,648 for advances made during prior years. The Partnership has a net receivable due from the General Partner and affiliates of $68,967 at December 31, 2003, for its share of distribution and rental payments received on behalf of the Partnership. Included in this amount is a payable of $6,650 to the General Partner.

(14)   Concentration Risks

     The Partnership's cash and cash equivalents are held principally at one financial institution and at times may exceed insured limits.

     The Partnership has approximately 79% of its assets and 84% of its liabilities concentrated in the airline industry at December 31, 2004.

     For the year ended December 31, 2004, the Partnership had three leases that accounted for 87% of total revenue. For the year ended December 31, 2003, the Partnership had three leases which accounted for 78% of total revenue. For the year ended December 31, 2002, the Partnership had three leases that accounted for 65% of total revenue.

(15) Selected Quarterly Financial Data (Unaudited)

     The following table is a summary of selected financial data, by quarter, for the years ended December 31, 2004 and 2003:



                                                                  Quarters Ended in 2004
                                                   ---------------------------------------------------
                                                   March 31,      June 30,  September 30,  December 31,
                                                   ---------      --------  -------------  ------------

Revenue                                          $  5,018,539   $ 5,302,262  $ 4,641,540    $6,629,456
                                                 ============   ===========  ===========    ==========
Net loss allocable to limited partners           $ (2,274,941)  $(1,535,059) $  (549,486)   $ (203,430)
                                                 ============   ===========  ===========    ==========
Net loss per weighted average
     limited partnership units                   $     (3.05)   $    (2.06) $     (0.74)   $    (0.28)
                                                 ============   ===========  ===========    ==========

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2004 and 2003

(15)   Selected Quarterly Financial Data (Unaudited) - continued



                                                          Quarters Ended in 2003
                                             --------------------------------------------------
                                             March 31,    June 30,   September 30,  December 31,
                                             ---------    --------   -------------  ------------

 Revenue                                   $6,335,000   $ 6,170,231  $  6,076,732  $ 6,568,124
                                           ==========   ===========  ============  ===========
 Net loss allocable to limited partners    $ (519,554)  $(1,679,164) $ (2,305,047) $  (625,632)
                                           ==========   ===========  ============  ===========
 Net loss per weighted average
      limited partnership units            $    (0.69)  $     (2.25) $     (3.09)  $     (0.83)
                                           ==========   ===========  ============  ===========

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     During the year ended December 31, 2004 we had no disagreements with our accountants on any matters of accounting or financial reporting.

Item 9A. Controls and Procedures

     We carried out an evaluation, under the supervision and with the participation of management of ICON Capital Corp., our General Partner, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934. Based upon the evaluation, the Principal Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures were effective.

     There were no significant changes in our internal control over financial reporting during our fourth fiscal quarter that have materially affected, or are likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

         Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant's General Partner

     The General Partner, a Connecticut corporation, was formed in 1985. The General Partner's principal offices are located at 100 Fifth Avenue, 10th Floor, New York, New York 10011, and its telephone number is (212) 418-4700. The officers of the General Partner have extensive experience with transactions involving the acquisition, leasing, financing and disposition of equipment, including acquiring and disposing of equipment subject to leases and full financing transactions.

     The manager of our business is the General Partner. The General Partner is engaged in a broad range of equipment leasing and financing activities. Through its sales representatives and through various broker relationships throughout the United States, the General Partner offers a broad range of equipment leasing services.

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

      Our officers and directors are:

      Beaufort J.B. Clarke   Chairman, Chief Executive Officer and Director
      Paul B. Weiss          President and Director
      Thomas W. Martin       Executive Vice President, Chief Financial Officer
                                and Director
      Michael A. Reisner     Senior Vice President and General Counsel
      Sean E. Hoel
                             Senior Vice President

     Beaufort J. B. Clarke, 58, has been our Chairman, Chief Executive Officer and Director since August of 1996. He was our President from August of 1996 until December 31, 1998. Prior to his present positions, Mr. Clarke was founder, President and Chief Executive Officer of Griffin Equity Partners, Inc. (a purchaser of equipment leasing portfolios) from October 1993 through August 1996. Prior to that, Mr. Clarke was President of Gemini Financial Holdings, Inc. (an equipment leasing company) from June 1990 through September 1993. Previously, Mr. Clarke was a Vice President of AT&T Systems Leasing. Mr. Clarke formerly was an attorney with Shearman and Sterling. Mr. Clarke received a B.A. degree from the George Washington University and a J.D. degree from the University of South Carolina. Mr. Clarke has been in the equipment leasing business, as a business person and lawyer, since 1979.

     Paul B. Weiss, 44, has been our President and Director since January 1, 1999. Mr. Weiss was our Director and Executive Vice President responsible for lease acquisitions from November of 1996 until December 31, 1998. Mr. Weiss served as Executive Vice President and co-founder of Griffin Equity Partners, Inc. from October of 1993 through November of 1996. Prior to that, Mr. Weiss was Senior Vice President of Gemini Financial Holdings, Inc. from 1991 to 1993 and Vice President of Pegasus Capital Corporation (an equipment leasing company) from 1988 through 1991. Mr. Weiss received a B.A. in Economics from Connecticut College. Mr. Weiss has been in the equipment leasing business since 1988.

     Thomas W. Martin, 51, has been our Executive Vice President, Chief Financial Officer and Director (and Director, President and Chief Financial Officer of the dealer-manager as well) since August of 1996. Mr. Martin was the Executive Vice President, Chief Financial Officer and a co-founder of Griffin Equity Partners, Inc. from October 1993 to August 1996. Prior to that, Mr. Martin was Senior Vice President of Gemini Financial Holdings, Inc. from April 1992 to October 1993 and he held the position of Vice President at Chancellor Corporation (an equipment leasing company) for 7 years. Mr. Martin received a B.S. degree from the University of New Hampshire. Mr. Martin has been in the equipment leasing business since 1983.

     Michael A. Reisner, Esq., 34, has been our Senior Vice President and General Counsel since January 2004. Mr. Reisner was our Vice President and Associate General Counsel from March 2001 until December 2003. Previously, from 1996 to 2001, Mr. Reisner was an attorney with Brodsky Altman & McMahon, LLP in New York, concentrating on commercial transactions. Mr. Reisner received a J.D. from New York Law School and a B.A. from the University of Vermont.

     Sean E. Hoel, 35, has been our Senior Vice President since June 1999. Mr. Hoel is responsible for the acquisition of equipment subject to lease. Mr. Hoel has a Masters Degree in Finance from Seattle University, preceded by Law School at the University of Oslo, a B.A. in Finance at the University of Wyoming, as well as three years of military service as a naval officer.

     Code of Ethics

     The General Partner, on our behalf, has adopted a code of ethics for its Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. The Code of Ethics is available free of charge by requesting it in writing from our General Partner. The General Partner's address is 100 Fifth Avenue, 10th Floor, New York, New York 10011.

Item 11. Executive Compensation

     We have no directors or officers. The General Partner and its affiliates were paid or accrued the following compensation and reimbursement for costs and expenses for the years ended December 31, 2004, 2003 and 2002.




         Entity               Capacity          Compensation           2004            2003           2002
 ----------------------  ---------------   ----------------------  -------------  -------------  --------------
 ICON Capital Corp.      General Partner   Acquisition fees        $        -     $     736,766  $    3,498,611
                                                                   =============  =============  ==============
 ICON Capital Corp.      General Partner   Management fees         $   1,500,347  $   2,008,870  $    2,137,679
                                                                   =============  =============  ==============
 ICON Capital Corp.      General Partner   Administrative fees     $     862,030  $     936,605  $      966,832
                                                                   =============  =============  ==============


     The General Partner also has a 1% interest in our profits and distributions. We paid distributions to the General Partner of $60,155, $70,347 and $81,384, respectively, for the years ended December 31, 2004, 2003 and 2002. Additionally, the General Partner's interest in our net loss was $46,090, $51,812 and $1,369, respectively, for the years ended December 31, 2004, 2003 and 2002.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     (a) We are a limited partnership and therefore do not have voting shares of stock. No person of record owns, or is known by us to own beneficially, more than 5% of any class of our securities.

     (b) As of March 31, 2005, Directors and Officers of the General Partner do not own any of our equity securities.

     (c) The General Partner owns our equity securities, as follows; a General Partner Interest which represents initially a 1% and potentially a 10% interest in our income, gain and losses. The General Partner owns 100% of the General Partner Interest.

Item 13. Certain Relationships and Related Transactions

     See Item 11 for a discussion of our related party transactions. See Notes 3 and 13 to our consolidated financial statements for a discussion of our related party activity and investments in joint ventures.

Item 14. Principal Accountant Fees and Services

     During the years ended December 31, 2004 and 2003 our auditors provided audit services relating to our annual report on Form 10-K and our quarterly reports on Form 10-Q. Additionally, our auditors provided other services in the form of tax compliance work. Their fees are shown in the table below:

                                             2004              2003
                                         -------------    -------------
     Audit fees                          $      64,100    $      55,000
     Audit related fees                            -                -
     Tax fees (for compliance)                  24,495            2,475
                                         -------------    -------------

                                         $      88,595    $      57,475
                                         =============    =============

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) 1. Financial Statements - See Part II, Item 8 hereof.

2. Financial Statement Schedule - None.

Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

3. Exhibits - The following exhibits are incorporated herein by reference:

(i) Form of Dealer-Manager Agreement (Incorporated by reference to Exhibit 1.1 to Amendment No. 1 to Form S-1 Registration Statement No. 33-36376 filed with the Securities and Exchange Commission on November 9, 1993)

(ii) Form of Selling Dealer Agreement (Incorporated by reference to Exhibit 1.2 to Amendment No. 1 to Form S-1 Registration Statement No. 33-36376 filed with the Securities and Exchange Commission on November 9, 1993)

(iii) Amended and Restated Agreement of Limited Partnership (Incorporated herein by reference to Exhibit A to Amendment No. 1 to Form S-1 Registration Statement No. 33-36376 filed with the Securities and Exchange Commission on November 9,
1993)

(iv) Unconsolidated Joint Venture Financial Statements for ICON Receivables 97-A LLC - at and for the year ended December 31, 2002; ICON/AIC Trust - at and for the year ended December 31, 2002 and ICON Cheyenne LLC - at and for the year ended December 31, 2002 incorporated herein by reference to the Form 10-K No. 0-28136.

(v) On December 31, 2004, Jeremiah Silkowski, resigned from his position of Senior Vice President of ICON Capital Corp., the Company's general partner, so that he may pursue other opportunities. (incorporated by reference to Current Report on Form 8-K, dated January 6, 2005).

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

Date:    May 6, 2005             /s/ Beaufort J.B. Clarke
                                 Beaufort J.B. Clarke
                                 Chairman, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated. ICON Capital Corp. sole General Partner of the Registrant

Date:    May 6, 2005             /s/ Beaufort J.B. Clarke
                                 Beaufort J.B. Clarke
                                 Chairman, Chief Executive Officer and Director



Date:    May 6, 2005             /s/ Paul B. Weiss
                                 Paul B. Weiss
                                 President and Director


Date:    May 6, 2005             /s/ Thomas W. Martin
                                 Thomas W. Martin
                                 Executive Vice President and Director
                                 (Principal Financial and Accounting Officer)

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the board of directors of the Corporate Manager (or persons performing the equivalent function):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control, are reasonably likely to materially affect the Partnership's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Dated: May 6, 2005

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the board of directors of the Corporate Manager (or persons performing the equivalent function):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control, are reasonably likely to materially affect the Partnership's ability to record, process, summarize and report financial information and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Dated: May 6, 2005

/s/ Thomas W. Martin
----------------------------------------
Thomas W. Martin
Executive Vice President
(Principal Financial and Accounting Officer)
ICON Capital Corp.
Manager of ICON Income Fund Eight B L.P

Exhibit 32.1

Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) I, Beaufort J.B. Clarke, Chairman and Chief Executive Officer of ICON Capital Corp, the General Partner, in connection with the Annual Report of ICON Income Fund Eight B L.P. (the "Partnership") on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Annual Report") certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

(1) the Annual Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and

(2) the information contained in the Annual Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

Dated: May 6, 2005

 /s/ Beaufort J.B. Clarke
 ------------------------------------------------------
Beaufort J.B. Clarke
Chairman and Chief Executive Officer
ICON Capital Corp.
Manager of ICON Income Fund Eight B L.P.

Exhibit 32.2

Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) I, Thomas W. Martin, Executive Vice President (Principal Financial and Accounting Officer) of ICON Capital Corp, the General Partner, in connection with the Annual Report of ICON Income Fund Eight B L.P. (the "Partnership") on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Annual Report") certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

(1) the Annual Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and

(2) the information contained in the Annual Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

Dated: May 6, 2005


/s/ Thomas W. Martin
-------------------------------------------------------
Thomas W. Martin
Executive Vice President (Principal
Financial and Accounting Officer)
ICON Capital Corp.
Manager of ICON Income Fund Eight B L.P.

                              ICON Aircraft 126 LLC
                     (A Delaware Limited Liability Company)

                        Consolidated Financial Statements

                                December 31, 2004

                   (With Independent Auditor's Report Thereon)

                              ICON Aircraft 126 LLC

                                Table of Contents



Independent Auditor's Report                                                   1

Consolidated Balance Sheet at December 31, 2004                                2

Consolidated Statement of Income and Changes in
   Members' Equity for the year ended December 31, 2004                        3

Consolidated Statement of Cash Flows for the year ended December 31, 2004      4

Notes to Consolidated Financial Statements                                 5 - 7

                          INDEPENDENT AUDITOR'S REPORT


The Partners
ICON Aircraft 126 LLC

We have audited the consolidated balance sheet of ICON Aircraft 126 LLC and subsidiary as of December 31, 2004, and the related consolidated statements of income, changes in members' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based upon our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ICON Aircraft 126 LLC and subsidiary as of December 31, 2004, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.



/s/  Hays & Company LLP
March 14, 2005
New York, New York

                              ICON Aircraft 126 LLC
                     (A Delaware Limited Liability Company)
                           Consolidated Balance Sheet
                                December 31, 2004


                                     ASSETS

Investment in operating lease:
   Equipment, at cost                                         $      77,523,584
   Accumulated depreciation                                         (12,116,200)
                                                              -----------------

     Total investment in operating lease                             65,407,384

Other assets                                                          1,244,550
                                                              -----------------

Total assets                                                  $      66,651,934
                                                              =================



                         LIABILITIES AND MEMBERS' EQUITY

Notes payable - non-recourse                                  $      58,587,566
Accrued interest payable                                                289,474
Other liabilities                                                         8,030
                                                              -----------------

Total liabilities                                                    58,885,070

Commitments and contingencies

Members' equity                                                       7,766,864
                                                              -----------------

Total liabilities and members' equity                         $      66,651,934
                                                              =================



See accompanying notes to consolidated financial statements.

                              ICON Aircraft 126 LLC
                     (A Delaware Limited Liability Company)
         Consolidated Statement of Income and Changes in Members' Equity
                          Year Ended December 31, 2004



Revenue:
   Rental income                                  $       8,340,000
                                                  -----------------

Expenses:
   Depreciation expense                                   4,325,287
   Interest expense                                       3,332,187
   Amortization of loan origination fees                     56,400
                                                  -----------------

     Total expenses                                       7,713,874
                                                  -----------------

Net income                                                  626,126

Members' equity, beginning of year                        7,140,738
                                                  -----------------

Members' equity, end of year                      $       7,766,864
                                                  =================


See accompanying notes to consolidated financial statements.

                              ICON Aircraft 126 LLC
                     (A Delaware Limited Liability Company)
                      Consolidated Statement of Cash Flows
                          Year Ended December 31, 2004





Cash flows from operating activities:
   Net income                                                                   $       626,126
     Adjustments to reconcile net income to
       net cash provided by operating activities:
     Rental income paid directly to lenders by lessees                               (8,340,000)
     Depreciation expense                                                             4,325,287
     Interest expense on non-recourse financing paid directly
       to lender by lessee                                                            3,042,713
     Accrued interest expense                                                           289,474
     Amortization of loan origination fees                                               56,400
                                                                                ---------------

Net cash provided by operating activities                                                 -
                                                                                ---------------

Net increase in cash                                                                      -
Cash, beginning of the year                                                               -
                                                                                ---------------

Cash, end of the year                                                           $         -
                                                                                ===============


Supplemental disclosure of cash flow information:
   Cash paid during the year for interest                                       $         -
                                                                                ===============

Supplemental disclosure of non-cash financing activities:
   Principal and interest on operating lease paid directly to lender by lessee  $     8,340,000
                                                                                ===============


See accompanying notes to consolidated financial statements.


                              ICON Aircraft 126 LLC
                     (A Delaware Limited Liability Company)
                    Notes To Consolidate Financial Statements
                                December 31, 2004

(1)     Organization

     ICON Aircraft 126 LLC (the "Company") was formed March 4, 2002 as a Delaware limited liability company. The Company is a joint venture between two affiliates; ICON Income Fund Eight B L.P. ("Fund Eight B"), and ICON Income Fund Nine LLC ("Fund Nine"). Fund Eight B and Fund Nine each have a 50% ownership interest in the Company's profits, losses, cash distributions and distribution proceeds are allocated equally to Fund Eight B and Fund Nine.

     The primary business purpose of the Company was to acquire all of the outstanding shares of Delta Aircraft Leasing Limited ("D.A.L."), a Cayman
Islands registered company, which owns, through an Owner Trust, an Airbus A340-313X aircraft which is on lease to Cathay Pacific through March 2006. The stock was acquired as of March 4, 2002 for a total purchase price of $75,287,782 which was comprised of $4,250,000 in cash and the assumption of $71,037,782 of non-recourse debt. The lenders have a security interest in the aircraft and an assignment of the rentals under the lease.

     The general partner/Manager of the both the Company's members is ICON Capital Corp. (the "Manager"), a Connecticut corporation. The Manager manages and controls the business affairs of the Company's assets under the terms of separate management agreements with Fund Eight B and Fund Nine. The Company paid the Manager $2,235,802 in acquisition fees in connection with the acquisition of the D.A.L. shares.

(2)    Summary of Significant Accounting Policies

     Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

     Investment in Operating Leases

     Operating leases are stated at cost less accumulated depreciation. Depreciation is being provided for using the straight-line method over the term of the related equipment lease to its estimated residual value at lease end. Upon final disposition of the equipment, the cost and related accumulated depreciation will be removed from the accounts and the resulting profit or loss will be reflected in the consolidated statement of operations. Revenues from operating leases are recognized on a straight line basis over the lives of the related leases.

     Asset Impairments

     The Company's asset portfolio is periodically reviewed, at least annually, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss will be recognized if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. In such circumstances the Company will estimate the future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. Future cash flows are the cash inflows expected to be generated by an asset less the cash outflows expected to be necessary to obtain those inflows. An impairment loss will be measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.

                             ICON Aircraft 126 LLC
                     (A Delaware Limited Liability Company)
                    Notes To Consolidate Financial Statements
                                December 31, 2004

(2)    Summary of Significant Accounting Policies - continued

     The events or changes in circumstances which generally indicate that an asset may be impaired are (i) the estimated fair value of the underlying equipment is less than our carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to satisfy the remaining obligation to the lender and our residual position in the asset. Generally in the latter situation, the residual position relates to equipment subject to third party notes payable where the lessee remits their rental payments directly to the lender and we do not recover our residual position until the note payable is repaid in full.

     Income Taxes

     The Company is taxed as a partnership for Federal income tax reporting purposes. No provision for income taxes has been recorded since the liability for such taxes is that of each member rather than the Company. The Company's income tax returns are subject to examination by the federal and state taxing authorities, and changes, if any could adjust the individual income taxes of the members.

     Revenue Recognition

     The Company leases its equipment to a single lessee and accounts for this lease as an operating lease. Initial direct costs of $2,235,802 have been capitalized as a component of the cost of the equipment and are being depreciated.

     Rental income is recognized on the straight line method over the lease term. Billed and uncollected operating lease receivables are included in other assets. Deferred income is the difference between the timing of the cash payments and the income recognized on a straight line basis.

         Fair Value of Financial Instruments

     Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures About Fair Values of Financial Instruments," requires disclosures about the fair value of financial instruments, except for lease related assets and liabilities. Separate disclosure of fair value information at December 31, 2004 and 2003 with respect to the Company's assets and liabilities is not separately provided since
(i) SFAS No. 107 does not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets, other than lease related investments, and the recorded value of other liabilities approximates market value. The estimated fair value of the Company's non-recourse notes payable at December 31, 2004 is approximately $57,989,000.

         Use of Estimates

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

                             ICON Aircraft 126 LLC
                     (A Delaware Limited Liability Company)
                    Notes To Consolidate Financial Statements
                                December 31, 2004

(2)    Summary of Significant Accounting Policies - continued

         Recent Accounting Pronouncements

     During December 2004, the FASB issued SFAS No. 153 "Exchanges of Nonmonetary Assets--an amendment of APB Opinion No. 29" ("SFAS 153"). SFAS 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in Opinion 29, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. We do not expect the adoption of SFAS 153 to have an impact on our financial position or results of operations.

     Management does not believe that any recently issued, but not yet effective accounting pronouncements, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

(3)    Investment in Operating Leases

     The Company's sole asset is its investment in an Airbus 340-313Y aircraft on lease to Cathay Pacific through March 2006. The current lease provides for annual rents of $8,340,000.

     Non-cancelable minimum annual amounts due on the investment in operating lease is as follows at December 31, 2004:

             Year Ending
             December 31,
         ------------------
                2005                               $   8,340,000
                2006                               $   2,085,000

(4)    Note Payable - Non-Recourse

     The note payable - non-recourse is being paid directly to the lender by the lessee, is due during March 2006, with a $52,850,000 balloon payment due at maturity and accrues interest at 5.39% per annum.

     Principal maturities of the Company's note payable - non-recourse consist of following at December 31, 2004:

             Year Ending
             December 31,
         -------------------
                2005                               $   4,713,407
                2006                                  53,874,159
                                                   -------------

                                                   $  58,587,566
                                                   =============