Form 10-Q
period 2005-03-31
ICON INCOME FUND EIGHT B LP
filed 2005-07-01
CIK 1121716

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended                    March 31, 2005
                               -------------------------------------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from _________________________to _____________________

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

                          ICON Income Fund Eight B L.P.
                                      Index




PART I - FINANCIAL INFORMATION

 Item 1.  Consolidated Financial Statements

     Consolidated Balance Sheets at March 31, 2005 (Unaudited)
       and December 31, 2004                                                       3-4

     Consolidated Statements of Operations for the three months ended
       March 31, 2005 and 2004 (Unaudited)                                           5

     Consolidated Statement of Changes in Partners' Equity for the three
       months ended March 31, 2005 (Unaudited)                                       6

     Consolidated Statements of Cash Flows for the three months ended March
       31, 2005 and 2004 (Unaudited)                                               7-8

     Notes to Consolidated Financial Statements (Unaudited)                       9-14

 Item 2.  General Partner's Discussion and Analysis of Financial Condition and
   Results of Operations                                                         15-24

 Item 3.  Quantitative and Qualitative Disclosures About Market Risk                24

 Item 4.  Controls and Procedures                                                   25

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                         26

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds                 26

Item 3.  Defaults Upon Senior Securities                                            26

Item 4.  Submission of Matters To A Vote of Security Holders                        26

Item 5.  Other Information                                                          26

Item 6.  Exhibits                                                                   26

  Signatures                                                                       27

Certifications                                                                   28-31


                         PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements



                         ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)
                           Consolidated Balance Sheets

                                     ASSETS


                                                (Unaudited)
                                                   March 31         December 31
                                                    2005              2004
                                                    ----              ----

 Cash and cash equivalents                     $       959,729    $   1,249,480
                                               ---------------    -------------

 Investments in finance leases:
     Minimum rents receivable                        9,476,598       10,440,930
     Estimated unguaranteed residual values          1,227,902        1,227,902
     Initial direct costs, net                          57,055           74,841
     Unearned income                                  (642,357)        (840,885)
     Allowance for doubtful accounts                  (411,742)        (411,742)
                                               ---------------    -------------

      Net investments in finance leases              9,707,456       10,491,046
                                               ---------------    -------------

 Investments in operating leases:
     Equipment, at cost                            136,954,992      138,085,569
     Accumulated depreciation                      (42,299,796)     (39,597,336)
                                               ---------------    -------------

      Net investments in operating leases           94,655,196       98,488,233
                                               ---------------    -------------

 Investments in joint ventures                       6,121,236        5,308,848
 Due from General Partner and affiliates                13,496           14,071
 Investment in option, at cost                       2,100,000        2,100,000
 Other assets, net                                   1,570,329        1,495,344
                                               ---------------    -------------

      Total assets                             $   115,127,442    $ 119,147,022
                                               ===============    =============

See accompanying notes to consolidated financial statements.

                         ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)
                           Consolidated Balance Sheets

                        LIABILITIES AND PARTNERS' EQUITY



                                                           (Unaudited)
                                                             March 31            December 31
                                                               2005                2004
                                                               ----                ----

 Notes payable - non-recourse                           $     75,771,171     $    83,080,022
 Notes payable - recourse                                      5,120,000           3,225,000
 Due to General Partner and affiliates                           168,968             169,543
 Deferred rental income                                        4,263,973           1,036,168
 Equipment sales advances                                             -               72,600
 Security deposits and other liabilities                       1,167,564           1,145,673
 Minority interest                                               770,405             820,725
                                                        ----------------     ---------------

    Total liabilities                                         87,262,081          89,549,731
                                                        ----------------     ---------------

 Commitments and contingencies
 Partners' equity:
    General Partner                                             (371,437)           (354,117)
    Limited Partners: 743,279.34 and 743,279.34 units
 outstanding, $100 per unit original issue price              28,236,798          29,951,408
                                                        ----------------     ---------------

    Total partners' equity                                    27,865,361          29,597,291
                                                        ----------------     ---------------

    Total liabilities and partners' equity              $    115,127,442     $   119,147,022
                                                        ================     ===============

See accompanying notes to consolidated financial statements.

                         ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)
                      Consolidated Statements of Operations
                          Three Months Ended March 31,
                                   (Unaudited)


                                                                                2005                   2004
                                                                                ----                   ----

 Revenue:
    Rental income                                                       $      5,138,607          $    5,050,467
    Finance income                                                               198,528                 334,191
    Net loss on sales of equipment                                              (177,729)               (483,330)
    Income from investments in joint ventures                                    139,396                 100,222
    Gain from sale of investment in unguaranteed residual values                 315,426                   -
    Interest and other income                                                         -                   16,989
                                                                        ----------------          --------------

      Total revenue                                                            5,614,228              5,018,539
                                                                        ----------------          -------------

 Expenses:
    Depreciation                                                               3,407,388               4,005,440
    Interest                                                                   1,150,722               1,660,538
    Management fees - General Partner                                            511,695                 559,734
    Administrative expense reimbursements - General Partner                      221,473                 244,331
    Aircraft maintenance                                                              -                  109,260
    General and administrative                                                   502,273                 355,723
    Amortization of initial direct costs                                          17,786                  40,323
    Bad debt expense                                                                  -                  411,742
    Minority interest                                                             33,244                 (70,632)
                                                                        ----------------          --------------

      Total expenses                                                           5,844,581               7,316,459
                                                                        ----------------          -------------

 Net loss                                                               $       (230,353)         $   (2,297,920)
                                                                        ================          ==============

 Net loss allocable to:
    Limited Partners                                                    $       (228,049)         $   (2,274,941)
    General Partners                                                              (2,304)                (22,979)
                                                                       -----------------          -------------

                                                                        $       (230,353)         $   (2,297,920)
                                                                        ================          ==============

 Weighted average number of limited partnership
   units outstanding                                                             743,279                 745,003
                                                                        ================          ==============

 Net loss per weighted average limited
   partnership unit                                                     $          (0.31)         $        (3.05)
                                                                        ================          ==============


See accompanying notes to consolidated financial statements.

                         ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)
              Consolidated Statement of Changes in Partners' Equity
                        Three Months Ended March 31, 2005
                                   (Unaudited)



                                     Limited Partner Distributions
                                      (Per weighted average unit)                                            Total
                                          Return of  Investment       Limited           General            Partners'
                                           Capital    Income          Partners          Partner             Equity
                                            ------    -----           --------          -------             ------

Balance, January 1, 2005                                              29,951,408            (354,117)        29,597,291


 Cash distributions to partners              2.00     $   -           (1,486,561)            (15,016)        (1,501,577)
 Net loss                                                               (228,049)             (2,304)          (230,353)
                                                                 ---------------       --------------   ---------------

Balance, March 31, 2005                                          $    28,236,798       $    (371,437)    $    27,865,361
                                                                 ===============       ==============    ==============


See accompanying notes to consolidated financial statements.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)
                      Consolidated Statements of Cash Flows
                          Three Months Ended March 31,
                                   (Unaudited)




 Increase (decrease) in cash and cash equivalents                                2005                2004
                                                                                 ----                ----

 Cash flows from operating activities
    Net loss                                                            $       (230,353)    $       (2,297,920)
    Adjustments to reconcile net loss
       to net cash used in operating activities:
     Rental income paid directly to lenders by lessees                        (4,491,678)            (4,675,227)
     Interest expense on non-recourse financing
       paid directly to lenders by lessees                                     1,059,817              1,309,081
     Depreciation                                                              3,407,388              4,005,440
     Finance income paid directly to lenders by lessees                         (151,950)              (227,871)
     Net loss on sales of equipment                                              177,729                483,330
     Income from investments in joint ventures                                  (139,396)              (100,222)
     Amortization of initial direct costs                                         17,786                 40,323
     Gain from sale of investment in unguaranteed residual values               (315,426)                  -
     Bad debt expense                                                                 -                 411,742
     Minority interest                                                            33,244                (70,632)
    Changes in operating assets and liabilities:
     Collection of principal - non-financed receivables                          148,209                371,421
     Due from General Partner and affiliates                                          -                 (10,152)
     Other assets                                                                (30,389)               (56,872)
     Deferred rental income                                                       28,643                (34,250)
     Security deposits and other liabilities                                      75,273                327,472
                                                                        ----------------     ------------------

 Net cash used in operating activities                                          (411,103)             (524,337)
                                                                        ----------------     ------------------

 Cash flows from investing activities:
    Proceeds from sales of equipment                                             169,060                100,000
    Equipment sales advances                                                          -               2,387,260
    Loans and advances to affiliates                                            (672,992)                   -
    Distributions to minority interest in  joint venture                         (83,565)              (356,990)
    Proceeds from sale of investment in unguaranteed residual values             315,426                323,577
    Distributions received from joint ventures                                        -                 227,166
                                                                        ----------------     ------------------

   Net cash (used in) provided by investing activities                          (272,071)             2,681,013
                                                                        ----------------     ------------------

 Cash flows from financing activities:
    Cash distributions to partners                                            (1,501,577)            (1,505,566)
    Proceeds from recourse borrowings                                          1,895,000                    -
    Redemption of limited partnership units                                           -                 (50,355)
                                                                        ----------------     ------------------

 Net cash provided by (used in) financing activities                             393,423            (1,555,921)
                                                                        ----------------     ------------------

 Net (decrease) increase in cash and cash equivalents                           (289,751)              600,755
 Cash and cash equivalents, beginning of the period                            1,249,480             1,760,803
                                                                        ----------------     ------------------

 Cash and cash equivalents, end of the period                           $        959,729     $        2,361,558
                                                                        ================     ==================

See accompanying notes to consolidated financial statements.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)
                      Consolidated Statements of Cash Flows
                          Three Months Ended March 31,
                                   (Unaudited)




                                                                               2005                2004
 Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                            $         90,905     $    351,457
                                                                        ================     ============

 Supplemental disclosure of non-cash investing and financing activities:
    Principal and interest paid directly to lenders by lessees          $      8,368,668     $  8,561,695
                                                                        ================     ============
    Transfer of investment in operating leases, net of accumulated
depreciation , to equipment held for sale or lease                      $            -       $ 35,761,800
                                                                        ================     ============
    Joint venture interests acquired from affiliate in exchange
 for amounts owed                                                       $        672,992     $        -
                                                                        ================     ============

See accompanying notes to consolidated financial statements.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                                 March 31, 2005
                                   (Unaudited)

(1)    Basis of Presentation

     The accompanying consolidated financial statements of ICON Income Fund Eight B L.P (the "Partnership") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Partnership's 2004 Annual Report on Form 10-K. The results for the interim period are not necessarily indicative of the results for the full year.

     The consolidated financial statements include the accounts of the Partnership and its majority owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation. The Partnership accounts for its interests in minority owned joint ventures under the equity method of accounting. In such cases, the Partnership's original investments are recorded at cost and adjusted for its share of earnings, losses and distributions. In joint ventures where the Partnership's ownership interest is majority owned, minority interest represents the minority venturer's proportionate share of their equity in the joint venture. The minority interest is adjusted for the minority venturer's share of the earnings or loss of the joint venture.

(2)    Organization

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

     Profits, losses, cash distributions and disposition proceeds are allocated 99% to the limited partners and 1% to the General Partner until each limited partner has received cash distributions and disposition proceeds sufficient to reduce its adjusted capital contribution account to zero and receive, in addition, other distributions and allocations which would provide a 10% per annum cumulative return on their outstanding adjusted capital contribution account. After such time, the distributions will be allocated 90% to the limited partners and 10% to the General Partner.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                                 March 31, 2005
                                   (Unaudited)

(2)    Organization - continued

     Certain reclassifications have been made to the accompanying consolidated financial statements for the three months ended March 31, 2004 to conform to the current period presentation.

(3)      Joint Ventures

     The Partnership and its affiliates, entities managed and controlled by the General Partner, formed six joint ventures, discussed below, for the purpose of acquiring and managing various assets. The Partnership and these affiliates have substantially identical investment objectives and participate on the same terms and conditions. The Partnership and the other joint venturers have a right of first refusal to purchase the equipment, on a pro-rata basis, if any of the other joint venturers desire to sell their interests in the equipment or joint venture.

     The  three  joint   ventures   described   below  are  majority  owned  and
consolidated with the Partnership.

     ICON Cheyenne LLC

     The Partnership and three affiliates, ICON Cash Flow Partners L.P. Six ("L.P. Six"), ICON Cash Flow Partners L.P. Seven ("L.P. Seven") and ICON Income Fund Eight A L.P. ("Fund Eight A") formed ICON Cheyenne LLC ("ICON Cheyenne") for the purpose of acquiring and managing a portfolio of equipment leases consisting of over the road rolling stock, manufacturing equipment and materials handling equipment. The original transaction involved acquiring from Cheyenne Leasing Company a portfolio of 119 leases, of which 26 remain active, with expiration dates ranging between March 2005 and October 2006. At March 31, 2005, the Partnership, L.P. Six, L.P. Seven and Fund Eight A had ownership interests of 96.73%, 1.0%, 1.27%, and 1.0%, respectively, in ICON Cheyenne. The outstanding balance of the non-recourse debt secured by these assets, at March 31, 2005, was $234,997.

     ICON Aircraft 47820 LLC

     The Partnership and an affiliate, ICON Income Fund Nine LLC, ("Fund Nine"), formed, ICON Aircraft 47820 LLC ("ICON 47820") for the purpose of acquiring an investment in a McDonnell Douglas DC 10-30F aircraft on lease to Federal Express Corporation ("FedEx"). The aircraft owned by ICON 47820 was acquired with cash and the assumption of non-recourse debt. The Partnership and Fund Nine have ownership interests of 90% and 10%, respectively, in ICON 47820. The lender has a security interest in the aircraft and an assignment of the rental payments under the lease. The lease is scheduled to expire in March 2007, at which time the final lease payment of $2,916,523 will be used to repay the remaining balance of the outstanding non-recourse debt. The outstanding balance of the non-recourse debt secured by this aircraft, at March 31, 2005, was $11,098,919.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                                 March 31, 2005
                                   (Unaudited)

(3)    Joint Ventures - continued

     ICON SPK 2023-A, LLC

     The Partnership and an affiliate, Fund Nine, formed ICON SPK 2023-A LLC ("SPK 2023-A") for the purpose of acquiring and managing a portfolio of equipment leases consisting of material handling, telecommunication, and computer equipment. The original transaction involved acquiring a portfolio of 32 leases, of which 17 remain active with lease expiration dates at various dates through April 2008.

     The three joint ventures described below are 50% or less owned by the Partnership and are accounted for under the equity method, whereby the Partnership's original investment was recorded at cost and is adjusted by its share of earnings, losses and distributions of the joint ventures.

      ICON Aircraft 126, LLC

     The Partnership and an affiliate, Fund Nine, formed ICON Aircraft 126 LLC ("ICON 126") for the purpose of acquiring all of the outstanding shares of Delta Aircraft Leasing Limited ("D.A.L."), a Cayman Islands registered company, which owns, through an Owner Trust, an Airbus A340-313X aircraft which is on lease to Cathay Pacific through March 2006. The Partnership and Fund Nine each have ownership interests of 50% in ICON 126. ICON 126 consolidates the financial position and operations of D.A.L. in its consolidated financial statements. The aircraft is subject to non-recourse debt provided by unaffiliated lenders.

     Information as to the unaudited results of operations of ICON 126 is summarized below:


                                                        Three Months Ended
                                                           March 31,
                                                      2005              2004
                                                  -------------    -------------
         Net income                               $     227,801    $     149,756
                                                  =============    =============
         Partnership's share of net income        $     113,901    $      74,878
                                                  =============    =============

     ICON Aircraft 46835, LLC

     The Partnership and an affiliate, Fund Nine, formed ICON Aircraft 46835, LLC ("ICON 46835") for the purpose of acquiring a McDonnell Douglas DC-10-30F aircraft on lease to Fedex. ICON 46835 acquired the aircraft subject to the Fedex lease with cash and the assumption of non-recourse debt. The lender has a security interest in the aircraft and an assignment of the rental payments under the lease. The lease is scheduled to expire in March 2007, at which time the final lease payment of $2,708,000 will be used to repay the remaining outstanding balance of the non-recourse debt. The Partnership and Fund Nine have ownership interests of 15% and 85%, respectively.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                                 March 31, 2005
                                   (Unaudited)

(3)    Joint Ventures - continued

     Information as to the unaudited results of operations of ICON 46835 is summarized below:

                                                     Three Months Ended
                                                         March 31,
                                                   2005              2004
                                               -------------    -------------
         Net income                            $      81,229    $      33,183
                                               =============    =============
         Partnership's share of net income     $      12,184    $       4,977
                                               =============    =============

     North Sea (Connecticut) Limited Partnership

     At March 31, 2005 the Partnership had a 5.93% interest in the profits, losses and future cash flows of North Sea (Connecticut) Limited Partnership ("North Sea"). North Sea owns a mobile offshore drilling rig leased to the Rowan Companies, Inc. which is in operation in the Gulf of Mexico. On February 23, 2005, in consideration for a $672,992 obligation payable to the Partnership which arose as part of the Comerica Bank Contribution Agreement (See Note 5), L.P. Seven assigned to the Partnership a 2.69% interest in the profits, losses and future cash flows of North Sea. After this transaction, the Partnership has a 5.93% interest in the profits, losses and future cash flows of North Sea. The fair value of the interest in North Sea was determined using an independent third party appraisal and cash flow analysis.

(4)    Related Party Transactions

     The Partnership has a net payable in the amount of $155,472 due to the General Partner and affiliates at March 31, 2005. The Partnership owed the General Partner $76,895 for unpaid management fees and administrative expense reimbursements for the year ended December 31, 2004. The Partnership owned Fund Nine $92,648 for advances made during prior years to a joint venture, SPK 2023-A, formerly consolidated with Fund Nine and now consolidated with the Partnership.

     Fees and expenses paid or accrued by the Partnership to the General Partner or its affiliates directly or on behalf of joint ventures in which the Partnership has an interest for the period ended March 31, 2005 and 2004, respectively, were as follows:

                                                Three Months Ended
                                                     March 31,
                                              2005              2004
                                          -------------    -------------
Management fees                           $     511,695    $     559,734
Administrative expense reimbursements           221,473          244,331
                                          -------------    -------------

                                          $     733,168    $     804,065
                                          =============    =============

(5)    Line of Credit Agreement

     On May 30, 2002, the Partnership, along with certain of its affiliates; L.P. Seven, Fund Eight A and Fund Nine, (collectively, the "Initial Funds"), entered into a $17,500,000 line of credit agreement with Comerica Bank. The Initial Funds accrue interest, on all outstanding balances, at an interest rate equal to the Comerica Bank base interest rate plus 1% (together, 6.75% at March 31, 2005). Under the terms of the line of credit agreement, the Initial Funds may borrow from Comerica Bank with all borrowings to be jointly and severally collateralized by (i) cash and (ii) the present values of certain rents receivable and equipment owned by the Initial Funds. Effective August 5, 2004, the line of credit agreement was amended to add ICON Income Fund Ten LLC ("Fund Ten") as a borrower. The Initial Funds and Fund Ten are collectively referred to as the Borrowers. On December 6, 2004, the Loan and Security Agreement with Comerica Bank was extended to December 30, 2005.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                                 March 31, 2005
                                   (Unaudited)

     The Initial Funds entered into a Contribution Agreement, dated May 30, 2002, as subsequently amended to include Fund Ten, pursuant to which the Borrowers have agreed to certain restrictions on the amounts and terms of their respective borrowings under the line of credit agreement in order to minimize the risk that a Borrower would be unable to repay its allocable portion of outstanding line of credit obligations at any time. These restrictions include borrowing in excess of the lesser of (a) an amount each Borrower could reasonably expect to repay in one year from its projected cash flow, or (b) the greater of (i) the borrowing base, as defined in the line of credit agreement, as applied to such and (ii) 50% of the net worth of such Borrower. The Contribution Agreement provides that, in the event a Borrower is required to pay an amount under this agreement in excess of its allocable share of the total obligations under the line of credit agreement, whether by reason of an event or default or otherwise, the other Borrowers will immediately make a contribution payment to such Borrower and in such amount that the aggregate amount paid by each Borrower reflects its allocable share of the aggregate obligations under the line of credit agreement. The Borrowers' obligations to each other under the Contribution Agreement are collateralized by a subordinate lien on the assets of each participating Borrower.

     During 2005, the Partnership paid Comerica Bank a portion of L.P. Seven's outstanding obligations. As required under the terms of the Contribution Agreement, L.P. Seven was required to promptly repay the Partnership the amount paid on L.P. Seven's behalf. L.P. Seven did not have sufficient liquidity to repay the Partnership. Therefore, L.P. Seven assigned the Partnership 2.69% of L.P. Seven's interest in the profits, losses and cash flows of North Sea valued at $672,992 as full repayment of monies due to them.

     Aggregate borrowings by the Borrowers under the Loan Agreement amounted to $11,830,000 at March 31, 2005. The Partnership has advances of $5,120,000 outstanding under this line of credit.

     Effective March 8, 2005, the Initial Funds and Fund Ten entered into a Seventh Amendment to the Loan and Security Agreement with Comerica Bank. This Agreement releases L.P. Seven from all of its rights and obligations under the Loan and Security Agreement dated as of May 30, 2002. As such, L.P. Seven is no longer a party to the $17,500,000 line of credit.

(6)    Recent Accounting Pronouncements

     On June 1, 2005 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 154 "Accounting Changes and Error Corrections" ("SFAS 154") which replaces Accounting Principles Board Opinion No. 20, "Accounting Changes" ("APB 20") and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. The Partnership does not expect the adoption of SFAS 154 to have an impact on our financial position or results of operations.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                                 March 31, 2005
                                   (Unaudited)

     Management does not believe that any recently issued, but not yet effective accounting pronouncements, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

(7)    K-Mart Litigation

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

     The General Partner has been negotiating with K-Mart in an attempt to enter into a stipulation agreement with K-Mart in the near future wherein K-Mart would affirm four of the five equipment lease schedules covering the Noritsu mini-labs they have leased from us. As part of the settlement, Kmart would also agree to reimburse us for overdue property tax payments made by the Partnership. Although K-Mart emerged from Chapter 11 during 2004, the Bankruptcy Court has retained jurisdiction over this matter.

     At March 31, 2005, K-Mart was current on their rental payments for four of the five equipment lease schedules. On June 21, 2005, the Bankruptcy Court rejected one of our equipment leases and title for this equipment was granted to us. Additionally, we were awarded approximately $220,000 for overdue property tax payments previously paid by us.

Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

     The following is a discussion of our results of operations and current financial position. This discussion should be read in conjunction with our unaudited consolidated financial statements and related notes included elsewhere in this report and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2004.

     As used in this quarterly report on Form 10-Q, references to "we," "us," "our" or similar terms include ICON Income Fund Eight B L.P. and its consolidated subsidiaries.

     Forward-Looking Information - The following discussion and analysis should be read in conjunction with the audited consolidated financial statements and notes included in our annual report on Form 10-K dated December 31, 2004. Certain statements within this document may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are identified by words such as "anticipate," "believe," "estimate," "expects," "intend," "predict" or "project" and similar expressions. We believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions. Any such forward-looking statements are subject to risks and uncertainties and our future results of operations could differ materially from historical results or current expectations. Some of these risks are discussed in this report, and include, without limitation, fluctuations in oil and gas prices; level of fleet additions by competitors and industry overcapacity; changes in capital spending by customers in the cargo delivery industry; changing customer demands for aircraft; acts of terrorism; unsettled political conditions, war, civil unrest and governmental actions; disease; foreign currency fluctuations; and environmental and labor laws. Our actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which may be beyond our control, including, without limitation:

o    changes in our industry, interest rates or the general economy;

o    the degree and nature of our competition;

o    availability of qualified personnel;

o cash flows from operating activities may be less than our current level of expenses and debt obligations;

o    the financial condition of lessees; and o lessee defaults.

     Business Overview

     We are an equipment leasing business formed on February 7, 2000 which began active operations on June 14, 2000. We primarily engage in the business of acquiring equipment subject to lease and, to a lesser degree, acquiring ownership rights to items of leased equipment at lease expiration. Some of our equipment leases are acquired for cash and are expected to provide current cash flow, which we refer to as "income" leases. The majority of the purchase price of our other equipment leases will be financed, so these leases will generate little or no current cash flow because substantially all of the rental payments received from a lessee will be paid to a lender. For these "growth" leases, we anticipate that the future value of the leased equipment will exceed the cash portion of the purchase price paid for the equipment. We are currently in our "reinvestment" phase, wherein we seek to purchase equipment from time to time through October 2006.

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

     On January 22, 2002, K-Mart and its affiliate debtors filed a voluntary petition in the United States Bankruptcy Court for the Eastern District of Illinois seeking relief under Chapter 11 of the United States Bankruptcy Code. We have been negotiating with K-Mart and we are currently hopeful that we will be able to enter into a stipulation agreement with K-Mart in the near future wherein K-Mart would affirm four of the five equipment lease schedules covering the Noritsu mini-labs they have on lease with us. As part of the settlement, K-Mart would also agree to reimburse us for overdue property tax payments. Although K-Mart emerged from bankruptcy last year, the Bankruptcy Court has retained jurisdiction over this matter. K-Mart is current in their payments to us on the remaining four equipment lease schedules. On June 21, 2005, the Bankruptcy Court rejected one of our equipment leases and title for this equipment was granted to us. Additionally, we were awarded approximately $240,000 for overdue property tax payments previously paid by us.

     Other Equipment

o We have a 96.73% interest in ICON Cheyenne. ICON Cheyenne is a joint venture which holds an equipment portfolio consisting of various equipment leases, including over the road rolling stock, manufacturing equipment and materials handling equipment. The original transaction involved acquiring from Cheyenne Leasing Company a portfolio of 119 leases, of which 26 remain active with expiration dates ranging between March 2005 and October 2006. Our portion of the purchase price was approximately $29,706,000 comprised of approximately $11,401,000 in cash and approximately $18,305,000 of non-recourse debt.

     2005 Portfolio Activity

     Mobile Offshore Oil Rig

     On February 23, 2005, L.P. Seven assigned 2.69% of its interest in the profits, losses and future cash flows of a mobile offshore drilling rig, subject to a lease with Rowan Companies, Inc. to us for $672,992, increasing our ownership interest to 5.93%. This assignment was made in order for L.P. Seven to repay its outstanding debt obligation to us as required by the Contribution Agreement. This amount represented L.P. Seven's proportionate fair value of L.P. Seven's interest in the mobile offshore drilling rig at February 23, 2005. The fair value of the mobile offshore drilling rig was determined using an independent third party appraisal and cash flow analysis.

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

     Our General Partner has an Investment Committee that approves each new equipment acquisition. As part of their process the Investment Committee determines the residual value to be used once the acquisition has been approved. The factors considered in determining the residual value include, but are not limited to, the creditworthiness of the potential lessee, the type of equipment being considered, how the equipment is integrated into the potential lessees business, the length of the lease and industry in which the potential lessee operates. Residual values are reviewed for impairment in accordance with our policy to review all significant assets in our portfolio.

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

     New Accounting Pronouncements

     On June 1, 2005 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 154 "Accounting Changes and Error Corrections" ("SFAS 154") which replaces Accounting Principles Board Opinion No. 20, "Accounting Changes" ("APB 20") and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle.

     Management does not believe that any recently issued, but not yet effective accounting pronouncements, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

     Results of Operations for the Three Months Ended March 31, 2005 (the "2005 Quarter") and 2004 (the "2004 Quarter")

     We are currently in our reinvestment period and anticipate entering our disposition period during October 2006 unless we extend the reinvestment period for an additional three years. While in the reinvestment period we continue to look for equipment leases to purchase, either with cash or with a combination of cash and financing. As such, we expect our revenue will fluctuate due to our selling some equipment leases while purchasing other equipment leases. We also expect to have gains and losses from the sales of equipment during this time period. As for expenses we anticipate interest expense to decrease our outstanding debt decreases. If we enter into an equipment lease where we finance a portion of the purchase price then interest expense may increase.

     Revenues for the 2005 Quarter and 2004 Quarter are summarized as follows:


                                                        Three Months Ended March 31,
                                                             2005            2004          Change

 Total revenue                                          $    5,614,228   $   5,018,539   $     595,689
                                                        ==============   =============   =============

 Rental income                                          $    5,138,607   $   5,050,467   $      88,140
 Finance income                                         $      198,528   $     334,191   $    (135,663)
 Net loss on sale of equipment                          $    (177,729)   $    (483,330)  $     305,601
 Income from investments in joint ventures              $      139,396   $     100,222   $      39,174
 Gain from investments in unguaranteed residual values  $      315,426   $         -     $     315,426
 Interest and other income                              $         -      $      16,989   $     (16,989)


     Revenue for the 2005 Quarter decreased $595,689, or 11.9%, as compared to the 2004 Quarter. The change in our net loss on sale of equipment was due primarily to two equipment sales during the 2004 Quarter to Solectron Corporation and Lucent Technologies. There was an increase in gain from investments in unguaranteed residual values from sales equipment on lease to W.H. Smith. We had no related sales during the 2004 Quarter.

     Expenses for the 2005 Quarter and the 2004 Quarter are summarized as follows:


                                                  2005             2004           Change

 Total expenses                              $   5,844,581   $   7,316,459   $ (1,471,878)
                                            ==============   =============   =============

 Depreciation                                $   3,407,388   $   4,005,440   $    (598,052)
 Interest                                    $   1,150,722   $   1,660,538   $    (509,816)
 Management fees - General Partner           $     511,695   $     559,734   $      (48,039)
 Administrative expense reimbursement
   - General Partner                         $     221,473   $     244,331   $      (22,858)
 Aircraft maintenance                        $         -     $     109,260   $    (109,260)
 General and administrative                  $     502,273   $     355,723   $     146,550
 Amortization of initial direct costs        $      17,786   $      40,323   $      (22,537)
 Bad debt expense                            $         -     $     411,742   $    (411,742)
 Minority interest                           $      33,244   $     (70,632)  $     103,876


     Expenses for the 2005 Quarter decreased $1,471,878, or 20.1%, from the 2004 Quarter. The decreases in depreciation, interest and aircraft maintenance expense are all related to the sale of equipment in several joint ventures, ICON Cheyenne and ICON Aircraft 24846, during 2004. During the 2004 Quarter we recorded bad debt expense related to one K-Mart equipment lease schedule that K-Mart has been attempting to reject as part of its bankruptcy proceeding.

     Net Loss

     As a result of the factors discussed above, the net loss for the 2005 Quarter and the 2004 Quarter was $230,353 and $2,297,920, respectively. The net loss per weighted average limited partnership unit outstanding was $.31 and $3.05 for the 2005 Quarter and the 2004 Quarter, respectively.

     Liquidity and Capital Resources

     Sources of Cash

     We believe that with the cash we have currently available, cash being generated from our leases, and proceeds from equipment sales, we have sufficient cash to continue our operations into the foreseeable future. During the quarter ended March, 2005, we received approximately $148,000 from our non-financed equipment leases, approximately $169,000 from the proceeds of sales of equipment and approximately $1,895,000 from our line of credit. Our primary use of cash during the quarter ended March 31, 2005 was cash distributions to partners of approximately $1,502,000 and advances to affiliates of approximately $673,000.

     Financings and Borrowings

     We have both non-recourse debt and recourse debt at March 31, 2005. Our non-recourse debt consists of notes payable in which the lenders have a security interest in the equipment and an assignment of the rental payments under the leases. The lenders are being paid directly by the lessees. Our non-recourse debt accrues interest at rates ranging from 4.035% per year to 10.05% per year. The outstanding balances of our non-recourse notes payable at March 31, 2005 was $75,771,171.

     We and certain of our affiliates, specifically L.P. Seven, ICON Income Fund Eight A L.P., and ICON Income Fund Nine, LLC (collectively, the "Initial Funds"), entered into a $17,500,000 line of credit agreement with Comerica Bank as of May 30, 2002, as amended. Interest accrues on all outstanding balances, at an interest rate equal to the Comerica Bank base interest rate plus 1% (together is 6.75% at March 31, 2005). Under the terms of the line of credit agreement, the Initial Funds may borrow money from Comerica Bank with all borrowings to be jointly and severally collateralized by (i) cash and (ii) the present values of certain rents receivable and equipment owned by the Initial Funds. Effective August 5, 2004, the line of credit agreement was amended to add Fund Ten as a borrower. The Initial Funds and Fund Ten are collectively referred to as the Borrowers. The line of credit agreement expires on December 30, 2005.

     The Initial Funds entered into a Contribution Agreement, dated May 30, 2002, as subsequently amended to include Fund Ten, pursuant to which the Borrowers have agreed to certain restrictions on the amounts and terms of their respective borrowings under the line of credit agreement in order to minimize the risk that a Borrower would be unable to repay its allocable portion of outstanding line of credit obligations at any time. These restrictions include borrowing in excess of the lesser of (a) an amount each Borrower could reasonably expect to repay in one year from its projected cash flow, or (b) the greater of (i) the borrowing base, as defined in the line of credit agreement, as applied to such and (ii) 50% of the net worth of such Borrower. The Contribution Agreement provides that, in the event a Borrower pays an amount under this agreement in excess of its allocable share of the total obligations under the line of credit agreement, whether by reason of an event or default or otherwise, the other Borrowers will immediately make a contribution payment to such Borrower and in such amount that the aggregate amount paid by each Borrower reflects its allocable share of the aggregate obligations under the line of credit agreement. The Borrowers' obligations to each other under the Contribution Agreement are collateralized by a subordinate lien on the assets of each participating Borrower.

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

     Aggregate borrowings by all Funds under the line of credit agreement amounted to $11,830,000 at March 31, 2005. We currently have $5,120,000 of borrowings under this line of credit.

     Distributions

     We pay monthly distributions to our limited partners beginning with the first month after the limited partners' admission through the termination of the operating period, which we anticipate will be October 16, 2006. We paid distributions to limited partners for the quarter ended March 31, 2005 and 2004 of $1,486,561 and $1,490,510, respectively. We paid distributions to General Partner for the quarter ended March 31, 2005 and 2004 of $15,016 and $15,056, respectively.

     Commitments

     At March 31, 2005 we are parties to both recourse and non-recourse debt. The lenders have security interests in equipment relating to the non-recourse debt and an assignment of the rental payments under the leases. If the lessee were to default on the non-recourse debt the equipment would be returned to the lender in extinguishment of the non-recourse debt. The recourse debt relates to the Comerica Bank line of credit which is more fully discussed in the financings and borrowings section above.

     Risks and Uncertainties

     At March 31, 2005, except as noted above in the Business Overview section and listed below in the Risk Factors section, and to the best of our knowledge, there were no known trends or demands, commitments, events or uncertainties which are likely to have a material effect on liquidity.

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

     We borrow funds under a floating rate line of credit and are therefore exposed to interest rate risk until the floating rate line of credit is repaid. We had $5,120,000 outstanding under the floating rate line of credit at March 31, 2005.

Item 4.  Controls and Procedures

     Evaluation of disclosure controls and procedures

     We carried out an evaluation, under the supervision and with the participation of management of ICON Capital Corp., our General Partner, including the Chief Executive Officer and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934. Based upon the evaluation, except as noted below, the Chief Executive Officer and the Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were effective.

     While evaluating our disclosure controls and procedures we recognized that greater internal controls were needed to aid in a more efficient closing of our financial statements, thereby requiring additional skilled accounting staff. Towards the end of the third quarter of 2004, the Company hired a new senior vice president of accounting and the Company is in the process of seeking additional accounting staff in order to better effectuate the Company's internal controls. We will continue to evaluate our disclosure controls and procedures to determine their effectiveness and adequacy and will take the steps necessary, in our opinion, to ensure the adequacy of the Company's disclosure controls and procedures.

     In designing and evaluating our disclosure controls and procedures, we recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Disclosure controls and procedures cannot detect or prevent all error and fraud. Some inherent limitations in disclosure controls and procedures include costs of implementation, faulty decision-making, simple error and mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all anticipated and unanticipated future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with established policies or procedures.

     Our General Partner's Chief Executive Officer and Principal Financial and Accounting Officer have determined that no weakness in disclosure controls and procedures had any material effect on the accuracy and completeness of the Company's financial reporting and disclosure included in this report.

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

     The General Partner has been negotiating with K-Mart in an attempt to enter into a stipulation agreement with K-Mart in the near future wherein K-Mart would affirm four of the five equipment lease schedules covering the Noritsu mini-labs they have leased from us. As part of the settlement, Kmart would also agree to reimburse us for overdue property tax payments made by the Partnership. Although K-Mart emerged from Chapter 11 during 2004, the Bankruptcy Court has retained jurisdiction over this matter.

     At March 31, 2005, K-Mart was current on their rental payments for four of the five equipment lease schedules. On June 21, 2005, the Bankruptcy Court rejected one of our equipment leases and title for this equipment was granted to us. Additionally, we were awarded approximately $220,000 for overdue property tax payments previously paid by us.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         Not applicable.

Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters To A Vote Of Security Holders

         No matters were submitted to a vote of security holders during the first quarter 2005.

Item 5.  Other Information

         Not applicable.

Item 6.  Exhibits

31.1 Certification of Chairman and Chief Executive Officer.

31.2 Certification of Executive Vice President and Principal Financial and Accounting Officer.

32.1 Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. (Section)1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

ICON Cash Income Fund Eight B L.P. (Registrant) By its General Partner, ICON Capital Corp.

Date: July 1, 2005          /s/ Beaufort J.B. Clarke
                            --------------------------------------
                            Beaufort J.B. Clarke
                            Chairman, Chief Executive Officer and Director

Date: July 1, 2005          /s/ Thomas W. Martin
                            --------------------------------------
                            Thomas W. Martin
                            Executive Vice President
                           (Principal Financial and Accounting Officer)

Exhibit 31.1

Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss.1350)

I, Beaufort J.B. Clarke, certify that:

1. I have reviewed this quarterly report on Form 10-Q of ICON Income Fund Eight B L.P.;

2. Based on my knowledge, this report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

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

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

     c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the board of directors of the General Partner (or persons performing the equivalent function):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control which are reasonably likely to materially affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Dated:  July 1, 2005

/s/ Beaufort J.B. Clarke
-----------------------------
Beaufort J. B. Clarke
Chairman and Chief Executive Officer
ICON Capital Corp.
General Partner of ICON Income Fund Eight B L.P.

Exhibit 31.2

Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss.1350)

I, Thomas W. Martin, certify that:

1. I have reviewed this quarterly report on Form 10-Q of ICON Income Fund Eight B L.P.;

2. Based on my knowledge, this report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

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

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

     c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the board of directors of the General Partner (or persons performing the equivalent function):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control which are reasonably likely to materially affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Dated: July 1, 2005

/s/ Thomas W. Martin
----------------------------------------
Thomas W. Martin
Executive Vice President
(Principal Financial and Accounting Officer)
ICON Capital Corp.
General Partner of ICON Income Fund Eight B L.P.

Exhibit 32.1

Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss.1350)

I, Beaufort J.B. Clarke, Chairman and Chief Executive Officer of ICON Capital Corp, the General Partner, in connection with the Quarterly Report of ICON Income Fund Eight B L.P. (the "Partnership") on Form 10-Q for the quarterly period ended March 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Periodic Report") certify, pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

(1) the Periodic Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and

(2) the information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

Dated: July 1, 2005

 /s/ Beaufort J.B. Clarke
Beaufort J.B. Clarke
Chairman and Chief Executive Officer
ICON Capital Corp.
General Partner of ICON Income Fund Eight B L.P.

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

The information contained in this Exhibit 32.1 is being furnished and shall not be deemed "filed" for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section. The information contained in this Exhibit 32.1 shall not be incorporated by reference into any registration statement or other document pursuant to the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference to this
Exhibit 32.1 in such filing.

Exhibit 32.2

Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss.1350)

I, Thomas W. Martin, Executive Vice President (Principal Financial and Accounting Officer) of ICON Capital Corp, the General Partner, in connection with the Quarterly Report of ICON Income Fund Eight B L.P. (the "Partnership") on Form 10-Q for the quarterly period ended March 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Periodic Report") certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

(1) the Periodic Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and

(2) the information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

Dated: July 1, 2005

/s/ Thomas W. Martin
Thomas W. Martin
Executive Vice President
(Principal Financial and Accounting Officer)
ICON Capital Corp.
General Partner of ICON Income Fund Eight B L.P.

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

The information contained in this Exhibit 32.2 is being furnished and shall not be deemed "filed" for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section. The information contained in this Exhibit 32.2 shall not be incorporated by reference into any registration statement or other document pursuant to the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference to this
Exhibit 32.2 in such filing.