Form 10-Q
period 2005-06-30
ICON INCOME FUND EIGHT B LP
filed 2005-08-12
CIK 1121716

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


     [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

quarterly period ended                   June 30, 2005
                       ---------------------------------------------------------

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________to _____________


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

                          ICON Income Fund Eight B L.P.
                                      Index



PART I - FINANCIAL INFORMATION

     Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets at June 30, 2005 (Unaudited) and
           December 31, 2004                                                               3-4

         Condensed Consolidated Statements of Operations for the three and six
           months ended June 30, 2005 and 2004 (Unaudited)                                   5

         Condensed Consolidated Statement of Changes in Partners' Equity for the
           six months ended June 30, 2005 (Unaudited)                                        6

         Condensed Consolidated Statements of Cash Flows for the six months
           ended June 30, 2005 and 2004 (Unaudited)                                       7-8

         Notes to Condensed Consolidated Financial Statements (Unaudited)                 9-12

     Item 2.  General Partner's Discussion and Analysis of Financial Condition and
       Results of Operations                                                             13-22

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk                    22

     Item 4.  Controls and Procedures                                                       23

PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings                                                             24

     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                   24

     Item 3.  Defaults Upon Senior Securities                                               24

     Item 4.  Submission of Matters To A Vote of Security Holders                           24

     Item 5.  Other Information                                                             24

     Item 6.  Exhibits                                                                      24

         Signatures                                                                         25

         Certifications                                                                  26-29


                         PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements


                         ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)
                      Condensed Consolidated Balance Sheets

                                     ASSETS

                                              (Unaudited)
                                                June 30          December 31
                                                 2005               2004
                                                 ----              ----


Cash and cash equivalents                     $    836,058     $    1,249,480
                                              ------------     --------------

 Investments in finance leases:
    Minimum rents receivable                     4,618,983         10,440,930
    Estimated unguaranteed residual values         906,347          1,227,902
    Initial direct costs, net                       23,132             74,841
    Unearned income                               (320,402)          (840,885)
    Allowance for doubtful accounts                     -            (411,742)
                                              ------------    ---------------

      Net investments in finance leases          5,228,060         10,491,046
                                              ------------    ---------------

 Investments in operating leases:
    Equipment, at cost                         136,828,055        138,085,569
    Accumulated depreciation                   (45,529,559)       (39,597,336)
                                              ------------    ---------------

      Net investments in operating leases       91,298,496         98,488,233
                                              ------------    ---------------

 Investments in joint ventures                   6,245,927          5,308,848
 Due from General Partner and affiliates             1,089             14,071
 Investment in option, at cost                   2,100,000          2,100,000
 Other assets, net                               1,733,971          1,495,344
                                              ------------    ---------------

      Total assets                            $107,443,601    $   119,147,022
                                              ============    ===============

See accompanying notes to condensed consolidated financial statements.

                         ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)
                      Condensed Consolidated Balance Sheets

                        LIABILITIES AND PARTNERS' EQUITY


                                                             (Unaudited)
                                                                June 30        December 31
                                                                  2005             2004
                                                                  ----             ----




Notes payable - non-recourse                               $   70,479,260    $   83,080,022
 Notes payable - recourse                                       5,835,000         3,225,000
 Due to General Partner and affiliates                             92,648           169,543
 Deferred rental income                                         2,087,886         1,036,168
 Equipment sales advances                                         475,446            72,600
 Security deposits and other liabilities                          730,971         1,145,673
 Minority interest                                                692,479           820,725
                                                          ---------------    --------------

    Total liabilities                                          80,393,690        89,549,731
                                                          ---------------    --------------

 Commitments and contingencies

 Partners' equity:
    General Partner                                              (379,591)         (354,117)
    Limited Partners: 743,279.34 units outstanding,
$100 per unit original issue price                             27,429,502        29,951,408
                                                          ---------------    --------------

    Total partners' equity                                     27,049,911        29,597,291
                                                          ---------------    ---------------

    Total liabilities and partners' equity                $   107,443,601    $  119,147,022
                                                          ===============    ==============

See accompanying notes to condensed consolidated financial statements.

                         ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)



                                                      Three Months Ended June 30,     Six Months Ended June 30,
                                                            2005         2004               2005        2004
                                                            ----         ----               ----        ----

Revenue:
    Rental income                                  $    4,973,605   $    4,923,369   $   10,112,212  $ 9,973,836
    Finance income                                        172,320          302,567          370,848      636,758
    Net gain (loss) on sales of equipment                  40,676         (189,898)        (137,053)    (673,228)
    Income from investments in joint ventures             124,691          167,396          264,087      267,618
    Gain from sale of investment in
      unguaranteed residual values                          4,671           98,232          320,097       98,232
    Interest and other income                             218,655              596          218,655       17,585
                                                   --------------   --------------   --------------  -----------

      Total revenue                                     5,534,618        5,302,262       11,148,846   10,320,801
                                                   --------------   --------------   --------------  -----------

 Expenses:
    Depreciation                                        3,322,670        3,939,169        6,730,058    7,944,609
    Interest                                            1,114,409        1,561,703        2,265,131    3,222,241
    Management fees - General Partner                     213,409          264,030          725,104      823,764
    Administrative expense reimbursements -
      General Partner                                      95,708          197,111          317,181      441,422
    Aircraft maintenance                                       -            61,920               -       171,180
    General and administrative                             58,176          253,309          560,449      609,034
    Amortization of initial direct costs                   15,451           37,471           33,237       77,794
    Bad debt expense                                           -                -                -       411,742
    Impairment loss                                            -           601,788               -       601,788
    Minority interest                                      28,668          (63,674)          61,912     (134,306)
                                                   --------------   --------------   --------------  ----------

      Total expenses                                    4,848,491        6,852,827       10,693,072   14,169,268
                                                   --------------   --------------   --------------  -----------

 Net income (loss)                                 $      686,127   $   (1,550,565)  $      455,774  $(3,848,467)
                                                   ==============   ==============   ==============  ===========

 Net income (loss) allocable to:
    Limited Partners                               $      679,266   $   (1,535,059)  $      451,216  $(3,809,982)
    General Partners                                        6,861          (15,506)           4,558      (38,485)
                                                   --------------  ---------------   --------------  -----------

                                                   $      686,127   $   (1,550,565)  $      455,774  $(3,848,467)
                                                   ==============   ==============   ==============  ===========

 Weighted average number of limited
    partnership units outstanding                         743,279          744,738          743,279      744,870
                                                   ==============   ==============   ==============  ===========

 Net income (loss) per weighted average
    limited partnership unit                       $         0.91   $        (2.06)  $         0.61  $     (5.12)
                                                   ==============   ==============   ==============  ===========

See accompanying notes to condensed consolidated financial statements.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)
         Condensed Consolidated Statement of Changes in Partners' Equity
                         Six Months Ended June 30, 2005
                                   (Unaudited)



                                   Limited Partner Distributions
                                     (Per weighted average unit)                                               Total
                                        Return of    Investment            Limited           General          Partners'
                                         Capital      Income              Partners           Partner           Equity
                                         -------      ------              --------           -------           ------
Balance, January 1, 2005                                                  29,951,408          (354,117)       29,597,291

 Cash distributions to partners          $  3.39     $  0.61              (2,973,122)          (30,032)       (3,003,154)
 Net income                                                                  451,216             4,558           455,774
                                                                       -------------      ------------    --------------

Balance, June 30, 2005                                                 $  27,429,502      $   (379,591)   $   27,049,911
                                                                       =============      ============    ==============

See accompanying notes to condensed consolidated financial statements.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)
                 Condensed Consolidated Statements of Cash Flows
                            Six Months Ended June 30,
                                   (Unaudited)


         Increase (decrease) in cash and cash equivalents
                                                                               2005                 2004
                                                                               ----                 ----

 Cash flows from operating activities
    Net income (loss)                                                  $         455,774      $       (3,848,467)
    Adjustments to reconcile net income (loss)
      to net cash used in operating activities:
      Rental income paid directly to lenders by lessees                       (8,925,817)             (9,329,281)
      Interest expense on non-recourse financing
        paid directly to lenders by lessees                                    2,044,023               2,623,892
      Depreciation                                                             6,730,058               7,944,609
      Finance income paid directly to lenders by lessees                        (283,881)               (437,367)
      Net loss on sales of equipment                                             137,053                 673,228
      Income from investments in joint ventures                                 (264,087)               (267,618)
      Amortization of initial direct costs                                        33,237                  77,794
      Gain from sale of investment in unguaranteed residual values              (320,097)                (98,232)
      Bad debt expense                                                                -                  411,742
      Impairment loss                                                                 -                  601,788
      Minority interest                                                           61,912                (134,306)
    Changes in operating assets and liabilities:
      Collection of principal - non-financed receivables                         315,743                 767,355
      Due to/from General Partner and affiliates                                 (63,913)               (174,236)
      Other assets                                                              (149,435)                (88,866)
      Deferred rental income                                                      89,589                (111,048)
      Security deposits and other liabilities                                    (12,379)                506,707
                                                                       -----------------      ------------------

 Net cash used in operating activities                                          (152,220)               (882,306)
                                                                       -----------------      ------------------

 Cash flows from investing activities:
    Proceeds from sales of equipment                                             199,560               3,168,221
    Equipment sales advances                                                     475,446                 296,350
    Loans and advances to affiliates                                            (672,992)                     -
    Distributions to minority interest in joint venture                         (190,159)               (526,253)
    Proceeds from sale of investment in unguaranteed residual values             320,097                 507,818
    Distributions received from joint ventures                                       -                  437,548
                                                                       -----------------      ------------------

 Net cash provided by investing activities                                       131,952               3,883,684
                                                                       -----------------      ------------------

 Cash flows from financing activities:
    Cash distributions to partners                                            (3,003,154)             (3,010,089)
    Proceeds from recourse borrowings                                          2,610,000                      -
    Payment of non-recourse borrowings                                                -                  (73,046)
    Minority interest contribution                                                    -                   11,458
    Redemption of limited partnership units                                           -                  (50,355)
                                                                       -----------------      ------------------

 Net cash used in financing activities                                          (393,154)             (3,122,032)
                                                                       -----------------      ------------------

Net decrease in cash and cash equivalents                                       (413,422)               (120,654)
 Cash and cash equivalents, beginning of the period                            1,249,480               1,760,803
                                                                       -----------------      ------------------

 Cash and cash equivalents, end of the period                          $        836,058       $        1,640,149
                                                                       =================      ==================

See accompanying notes to condensed consolidated financial statements.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)
                 Condensed Consolidated Statements of Cash Flows
                            Six Months Ended June 30,
                                   (Unaudited)


                                                                               2005            2004
                                                                               ----            ----

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                            $        221,108      $    598,349
                                                                        ================      ============

 Supplemental disclosure of non-cash investing and financing activities:
    Principal and interest paid directly to lenders by lessees          $     11,246,379      $ 11,737,599
                                                                        ================      ============
    Transfer of investment in operating leases, net of accumulated
      depreciation , to equipment held for sale or lease                $           -         $ 35,761,800
                                                                        ================      ============
    Notes payable non-recourse relinquished
      with repossession of equipment                                    $      3,398,406      $       -
                                                                        ================      ============
    Joint venture interests acquired from affiliate in exchange
      for amounts owed, at fair value                                   $        672,992      $       -
                                                                        ================      ============

See accompanying notes to condensed consolidated financial statements.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)
              Notes To Condensed Consolidated Financial Statements
                                  June 30, 2005
                                   (Unaudited)

(1)    Basis of Presentation

     The accompanying condensed consolidated financial statements of ICON Income Fund Eight B L.P (the "Partnership") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Partnership's 2004 Annual Report on Form 10-K. The results for the interim period are not necessarily indicative of the results for the full year.

     The condensed consolidated financial statements include the accounts of the Partnership and its majority owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Partnership accounts for its interests in minority owned joint ventures under the equity method of accounting. In such cases, the Partnership's original investments are recorded at cost and adjusted for its share of earnings, losses and distributions. In joint ventures where the Partnership's ownership interest is majority owned, minority interest represents the minority venturer's proportionate share of their equity in the joint venture. The minority interest is adjusted for the minority venturer's share of the earnings or loss of the joint venture.

(2)    Organization

     The Partnership was formed on February 7, 2000 as a Delaware limited partnership. The Partnership is engaged in one business segment, the business of acquiring equipment subject to lease. The Partnership will continue until December 31, 2017, unless terminated sooner.

     The Partnership is currently in its "reinvestment" phase, wherein the Partnership seeks to purchase leased equipment from time to time and will continue in this phase into the fall of 2006. After the "reinvestment period," the Partnership will then begin to sell its assets in the ordinary course of business during a time frame called the "disposition period." If the Partnership believes it would be beneficial to reinvest the cash flow in equipment during the disposition period, the Partnership may do so, but the General Partner will not receive any additional fees in connection with such reinvestments.

     The General Partner of the Partnership is ICON Capital Corp. (the "General Partner"), a Connecticut corporation. The General Partner manages and controls the business affairs of the Partnership's equipment leases and financing transactions under the terms of a management agreement with the Partnership. Additionally, the General Partner has a 1% ownership interest in the Partnership.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)
              Notes To Condensed Consolidated Financial Statements
                                  June 30, 2005
                                   (Unaudited)

(2)    Organization - continued

     Profits, losses, cash distributions and disposition proceeds are allocated 99% to the limited partners and 1% to the General Partner until each limited partner has received cash distributions and disposition proceeds sufficient to reduce its adjusted capital contribution account to zero and received, in addition, other distributions and allocations which would provide a 8% per annum cumulative return on their outstanding adjusted capital contribution account. After such time, the distributions will be allocated 90% to the limited partners and 10% to the General Partner.

     Certain reclassifications have been made to the accompanying condensed consolidated financial statements for the three and six months ended June 30, 2004 to conform to the current period presentation.

(3)    Transactions with Related Parties

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

     The Partnership has a net payable in the amount of $91,559 due to the General Partner and affiliates at June 30, 2005. The Partnership owed ICON Income Fund Nine LLC ("Fund Nine") $92,648 for advances made during prior years to a joint venture, ICON SPK 2023-A, LLC formerly consolidated with Fund Nine and now consolidated with the Partnership.

     Fees and expenses paid or accrued by the Partnership to the General Partner or its affiliates directly or on behalf of joint ventures in which the Partnership has an interest for the period ended June 30, 2005 and 2004, respectively, were as follows:



                                   Three Months Ended               Six Months Ended
                                       June 30,                       June 30,
                                 2005             2004           2005         2004
                                 ----             ----           ----         ----

 Management fees             $    213,409   $    264,030    $   725,104    $    823,764
 Administrative expense
    reimbursements                 95,708        197,111        317,181         441,422
                             ------------   ------------    -----------    ------------

                             $    309,117   $    461,141    $ 1,042,285    $  1,265,186
                             ============   ============    ==========     ============

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)
              Notes To Condensed Consolidated Financial Statements
                                  June 30, 2005
                                   (Unaudited)

(4)    Line of Credit Agreement

     On May 30, 2002, the Partnership, along with certain of its affiliates; ICON Cash Flow Partners L.P. Seven ("L.P. Seven"), ICON Income Fund Eight A L.P. ("Fund Eight A") and Fund Nine (collectively, the "Initial Funds") entered into a $17,500,000 line of credit agreement with Comerica Bank. Under the terms of the line of credit agreement, the Initial Funds may borrow money from Comerica Bank with all borrowings to be jointly and severally collateralized by (i) cash, and (ii) the present values of certain rents receivable and equipment owned by the Initial Funds. Interest accrues on all outstanding balances, at an interest rate equal to the Comerica Bank base interest rate plus 1% (which was 7.00% at June 30, 2005). Effective August 5, 2004, the line of credit agreement was amended to add ICON Income Fund Ten LLC ("Fund Ten") as a borrower. The Initial Funds and Fund Ten are collectively referred to as the Borrowers. The line of credit agreement expires on December 30, 2005.

     The Initial Funds also entered into a Contribution Agreement, dated May 30, 2002, as subsequently amended to include Fund Ten, pursuant to which the Borrowers have agreed to certain restrictions on the amounts and terms of their respective borrowings under the line of credit agreement in order to minimize the risk that a Borrower would be unable to repay its allocable portion of its outstanding line of credit obligations at any time. These restrictions include borrowing in excess of the lesser of (a) an amount each Borrower could reasonably expect to repay in one year from its projected cash flow, or (b) the greater of (i) the borrowing base, as defined in the line of credit agreement, as applied to such and (ii) 50% of the net worth of such Borrower. The Contribution Agreement provides that, in the event a Borrower pays an amount under this agreement in excess of its allocable share of the total obligations under the line of credit agreement, whether by reason of an event or default or otherwise, the other Borrowers will immediately make a contribution payment to such Borrower and in such amount that the aggregate amount paid by each Borrower reflects its allocable share of the aggregate obligations under the line of credit agreement. The Borrowers' obligations to each other under the Contribution Agreement are collateralized by a subordinate lien on the assets of each participating Borrower.

     Effective March 8, 2005, the Borrowers entered into a seventh amendment to the line of credit agreement with Comerica Bank. This agreement releases L.P. Seven from all of its rights and obligations under the line of credit agreement dated May 20, 2002. As a result, L.P. Seven is no longer a party to the $17,500,000 line of credit.

     Aggregate borrowings by the Borrowers under the Loan Agreement amounted to $8,805,000 at June 30, 2005. The Partnership has advances of $5,835,000 outstanding under this line of credit.

(5)    Recent Accounting Pronouncements

     Management does not believe that any recently issued, but not yet effective accounting pronouncements, if currently adopted, would have a material effect on the accompanying condensed consolidated financial statements.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)
              Notes To Condensed Consolidated Financial Statements
                                  June 30, 2005
                                   (Unaudited)

(6)    K-Mart Litigation

     On January 22, 2002, K-Mart Corporation ("K-Mart") and its affiliate debtors filed a voluntary petition in the United States Bankruptcy Court for the Eastern District of Illinois (the "Bankruptcy Court") seeking relief under Chapter 11 of the United States Bankruptcy Code. The Partnership was the lessor of five lease schedules representing 179 Noritsu Optical/Digital photo processing mini-labs located at K-Mart retail locations throughout the country. Although K-Mart emerged from Chapter 11 during 2004, the Bankruptcy Court has retained jurisdiction over this matter.

     On June 21, 2005, the Bankruptcy Court officially rejected one of the Partnership's five equipment leases with K-Mart and the equipment was returned to the Partnership. Additionally, the Bankruptcy Court awarded the Partnership approximately $220,000 for overdue property tax payments previously paid by the Partnership. This amount was received on July 5, 2005. At June 30, 2005, K-Mart was current on their rental payments for the remaining four equipment lease schedules which consist of 50 Noritsu Optical/Digital photo processing mini-labs. K-Mart refused to make the required lease payments to the lender on the one rejected lease. This action put this one lease in default with the lender and the lender subsequentially repossessed the equipment. On June 30, 2005, the Partnership, in response to the equipment repossession by the lender, removed the rejected equipment and related non-recourse debt from its books and recorded a net gain on sales of equipment of approximately $44,000.

Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

     The following is a discussion of our results of operations and current financial position. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2004.

     As used in this quarterly report on Form 10-Q, references to "we," "us," "our" or similar terms include ICON Income Fund Eight B L.P. and its consolidated subsidiaries.

     Forward-Looking Information - The following discussion and analysis should be read in conjunction with the audited consolidated financial statements and notes included in our annual report on Form 10-K dated December 31, 2004. Certain statements within this document may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are identified by words such as "anticipate," "believe," "estimate," "expects," "intend," "predict" or "project" and similar expressions. We believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions. Any such forward-looking statements are subject to risks and uncertainties and our future results of operations could differ materially from historical results or current expectations. Some of these risks are discussed in this report, and include, without limitation, fluctuations in petroleum and fuel prices; level of fleet additions by competitors and industry overcapacity; changes in capital spending by customers in the cargo delivery industry; changing customer demands for aircraft; acts of terrorism; unsettled political conditions, war, civil unrest and governmental actions; disease; foreign currency fluctuations; and environmental and labor laws. Our actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which may be beyond our control, including, without limitation:

o    changes in our industry, interest rates or the general economy;

o    the degree and nature of our competition;

o cash flows from operating activities may be less than our current level of expenses and debt obligations;

o    the financial condition of lessees; and

o    lessee defaults.

     Business Overview

     We are an equipment leasing business formed on February 7, 2000. We began active operations on June 14, 2000. We are primarily engaged in the business of acquiring equipment subject to lease and, to a lesser degree, acquiring ownership rights to items of leased equipment at lease expiration. Some of our equipment leases are acquired for cash and are expected to provide current cash flow, which we refer to as "income" leases. The majority of the purchase price of our other equipment leases will be financed, so these leases will generate little or no current cash flow because substantially all of the rental payments received from a lessee will be paid to a lender. For these "growth" leases, we anticipate that the future value of the leased equipment will exceed the cash portion of the purchase price paid for the equipment. We are currently in our "reinvestment" phase, wherein we seek to purchase equipment from time to time through October 2006.

     We initially invested most of the net proceeds from our offering in items of equipment subject to a lease. Additional investments have been made with the cash generated from our initial investments to the extent that such cash has not been needed for expenses, reserves and distributions to investors. The investment in additional equipment in this manner is called "reinvestment." We anticipate purchasing equipment from time to time until five years from the date we completed the offering of limited partnership interests, which is October 2006. That time frame is called the "reinvestment period," which we may extend for an additional three years, at our discretion. After the "reinvestment period," we will then sell our assets in the ordinary course of business during a time frame called the "disposition period."

     If we believe it would benefit investors to reinvest our cash flow in equipment during the disposition period, we may do so, but the General Partner will not receive any additional fees in connection with such reinvestments. Our goal is to complete the disposition period in three years after the end of the reinvestment period, but it may take longer to do so. Accordingly, an investor should expect to hold his units for at least 10 years from the time they invest.

     Substantially all of our recurring operating cash flows are generated from the income leases in our portfolio. On a monthly basis, we deduct the expenses related to the recurring operations of the portfolio from such revenues and assess the amount of the remaining cash flows that will be required to fund known re-leasing costs and equipment management costs. Any residual operating cash flows are considered available for distribution to the investors and are paid monthly (up until the distribution period). We anticipate increases in cash available for operating distributions to investors due to the acquisition of more income leases.

     Our current portfolio, which we hold either directly or through joint venture investments with affiliates and others, consists primarily of the following equipment subject to lease:

     Air Transportation Industry:

     We have a 90% interest in a McDonnell Douglas DC-10-30F aircraft on lease with FedEx with an expiration date of March 31, 2007. This lease may be renewed for up to five years thereafter. Our portion of the purchase price was approximately $24,405,000, comprised of approximately $2,615,000 in cash and approximately $21,790,000 of non-recourse debt.

     We have a 100% interest in one Airbus A340-313X aircraft and a 50% interest in a second Airbus A340-313X aircraft, both on lease to Cathay Pacific Airways Limited ("Cathay") with expiration dates of March 31, 2006. We have entered into preliminary negotiations with Cathay regarding possible lease extensions. The purchase price of the first aircraft was approximately $76,467,000, comprised of approximately $4,250,000 in cash and approximately $72,217,000 of non-recourse debt. Our portion of the purchase price of the second aircraft was approximately $38,125,000, comprised of approximately $2,125,000 in cash and approximately $36,000,000 of non-recourse debt.

     We have a 100% interest in five aircraft engines on lease to TWA, LLC, a subsidiary of American Airlines. The lease is scheduled to expire on May 28, 2008. The aggregate purchase price was $5,950,000 in cash.

     We have a 100% interest in one flight simulator on lease to British Aerospace, Inc. ("BAE"). The lease will expire on March 27, 2006, at which time BAE may renew the lease for two additional terms of one year each. The purchase price was approximately $12,892,000, comprised of approximately $2,062,000 in cash and $10,830,000 of non-recourse debt.

     Information Technology Industry

     We have a 100% interest in four schedules consisting of 50 Noritsu Optical/Digital photo processing mini-labs subject to lease with K-Mart. The lease expiration dates range between April 30, 2006 and January 31, 2007. The aggregate purchase price for the equipment was approximately $18,234,000, comprised of approximately $682,000 in cash and approximately $17,552,000 of non-recourse debt.

     On January 22, 2002, K-Mart and its affiliate debtors filed a voluntary petition in the Bankruptcy Court seeking relief under Chapter 11 of the United States Bankruptcy Code. Although K-Mart emerged from bankruptcy last year, the Bankruptcy Court has retained jurisdiction over this matter.

     On June 21, 2005, the Bankruptcy Court officially rejected one of our five equipment leases with K-Mart and the equipment was returned to us. Additionally, the Bankruptcy Court awarded us approximately $220,000 for overdue property tax payments previously paid by us. This amount was received on July 5, 2005. At June 30, 2005, K-Mart was current on their rental payments for the remaining four equipment lease schedules which consist of 50 Noritsu Optical/Digital photo processing mini-labs. K-Mart refused to make the required lease payments to the lender on the one rejected lease. This action put this one lease in default with the lender and the lender subsequentially repossessed the equipment. On June 30, 2005, in response to the equipment repossession by the lender, we removed the rejected equipment and related non-recourse debt from our books and recorded a net gain on sales of equipment of approximately $44,000.

     Other Equipment

     We have a 96.73% interest in ICON Cheyenne LLC. ICON Cheyenne LLC is a joint venture which holds an equipment portfolio consisting of various equipment leases, including over the road rolling stock, manufacturing equipment and materials handling equipment. The original transaction involved acquiring from Cheyenne Leasing Company a portfolio of 119 leases, of which 25 remain active, with expiration dates ranging between July 2005 and March 2007. Our portion of the purchase price was approximately $29,706,000 comprised of approximately $11,401,000 in cash and approximately $18,305,000 of non-recourse debt.

     2005 Portfolio Activity:

     K-Mart Bankruptcy

     On June 21, 2005, the Bankruptcy Court officially rejected one of our five equipment leases with K-Mart and the equipment was returned to us. Additionally, the Bankruptcy Court awarded us approximately $220,000 for overdue property tax payments previously paid by us. This amount was received on July 5, 2005. At June 30, 2005, K-Mart was current on their rental payments for the remaining four equipment lease schedules which consist of 50 Noritsu Optical/Digital photo processing mini-labs. K-Mart refused to make the required lease payments to the lender on the one rejected lease. This action put this one lease in default with the lender and the lender subsequentially repossessed the equipment. On June 30, 2005, in response to the equipment repossession by the lender, we removed the rejected equipment and related non-recourse debt from our books and recorded a net gain on sales of equipment of approximately $44,000.

     Economic and Industry Factors

     Our results continue to be impacted by a number of factors influencing the United States of America's economy as well as the equipment leasing industry, some of which are discussed below.

     United States Economy and the Leasing Industry

     The economy of the United States of America has been experiencing continued growth during 2005, although not at the pace experienced during 2004. We anticipate that capital spending by corporations will continue to increase as well, which should increase available leases, and to that end, we believe there will be more opportunities in this market. We believe the leasing industry's outlook for the foreseeable future is encouraging. However, a key obstacle for the equipment leasing and finance industry has been the continued low interest rate environment, which reduces leasing volume inasmuch as customers are more prone to purchase than lease. We are optimistic that the recent pattern of federal funds rate increases will continue over time, causing more lessees to return to the marketplace. In June 2005, the Securities and Exchange Commission (the "SEC") issued a study entitled "Report and Recommendations Pursuant to
Section 401(c) of the Sarbanes-Oxley Act of 2002 On Arrangements with Off-Balance Sheet Implications, Special Purpose Entities, and Transparency of Filings by Issuers" (the "Study"). In the Study, the SEC recommends that lease accounting procedures be re-evaluated. Suggested changes under the Study, and the continued misperception, stemming from Enron, WorldCom and others, that leasing should not play a central role as a financing alternative, may serve to adversely affect our industry by deterring potential lessees from entering the marketplace.

     Air Transportation Industry

     The global air transportation industry has seen an increase in passenger travel, most notably in the foreign markets. However, profitability varies widely among different carriers in the aviation industry. As a result of domestic carriers filing for bankruptcy protection, low-cost and foreign carriers are increasing their market share and profits. Yet, even as the industry adapts to meet new standards in cost-efficiency, factors beyond our control may adversely affect the financial situation of third parties to whom we lease aircraft. Crude oil is a major component of jet fuel and a sustained period of crude oil prices at current high levels or a subsequent increase in crude oil prices represents a risk, both due to the potential negative impact on worldwide economic growth as well as airline profitability as a result of higher jet fuel prices.

     The domestic air cargo industry has experienced growth due to the increase in demand for air cargo delivery services. Even though the air cargo industry experienced growth, factors beyond our control may adversely affect the air cargo industry and the financial situation of air cargo providers to whom we lease aircraft. The air cargo industry is subject to economic conditions in the domestic and international markets in which it operates. Some of these economic conditions include new domestic or international government regulation, including regulatory actions affecting aviation rights, international conflicts or terrorist activities and related domestic and international security measures. The air cargo industry is subject to additional economic factors including price competition from other providers, customer demand, rising fuel prices, adverse weather conditions and natural disasters.

     Information Technology Industry

     The market for information technology equipment is characterized by highly competitive and aggressive pricing practices, frequent introduction of new products, short product life cycles, evolving industry standards, and rapid adoption of technological and product advancements by competitors. Thus, due to the risk of technological obsolescence over a short period of time, there is no assurance that we will be able to locate a willing buyer or lessee for our assets, or if one is located, that the buyer or lessee will pay a price for the asset at least equal to the appraised value.

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

     Our General Partner has an investment committee that approves each new equipment acquisition and lease transaction. As part of their process they determine the residual value to be used once the acquisition has been approved. The factors considered in determining the residual value include, but are not limited to, the creditworthiness of the potential lessee, the type of equipment being considered, how the equipment is integrated into the potential lessees business, the length of the lease and industry in which the potential lessee operates. Residual values are reviewed in accordance with our policy to review all significant assets in our portfolio.

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

     New Accounting Pronouncements

     Management does not believe that any recently issued, but not yet effective accounting pronouncements, if currently adopted, would have a material effect on the accompanying condensed consolidated financial statements.

     Results of Operations for the Three Months Ended June 30, 2005 (the "2005 Quarter") and 2004 (the "2004 Quarter")

     We are currently in our reinvestment period and anticipate entering our disposition period during October 2006, unless we extend the reinvestment period up to an additional three years. While in the reinvestment period, we continue to look for equipment leases to purchase, either with cash or with a combination of cash and financing. As such, we expect our revenue will fluctuate due to our selling some equipment leases while purchasing other equipment leases. We also expect to have gains and losses from the sales of equipment during this time period. As for expenses, we anticipate interest expense to decrease as our outstanding debt decreases. If we enter into an equipment lease where we finance a portion of the purchase price then interest expense will increase.

     Revenues for the 2005 Quarter and 2004 Quarter are summarized as follows:


                                                 Three Months Ended June 30,
                                                   2005             2004         Change
                                                   ----             ----         ------

Total revenue                                 $   5,534,618   $  5,302,262    $   232,356
                                              =============   ============    ===========

Rental income                                 $   4,973,605   $  4,923,369    $    50,236
Finance income                                $     172,320   $    302,567    $  (130,247)
Net gain (loss) on sale of equipment          $      40,676   $   (189,898)   $   230,574
Income from investments in joint ventures     $     124,691   $    167,396    $   (42,705)
Gain from sale of investment
in unguaranteed residual values               $       4,671   $     98,232    $   (93,561)
Interest and other income                     $     218,655   $        596    $   218,059


     Revenue for the 2005 Quarter increased $232,356, or 0.44%, as compared to the 2004 Quarter. During our reinvestment period, we anticipate fluctuations in our rental income and finance income depending on the type of leases in our portfolio. Our overall revenue is consistent for both the 2005 Quarter and the 2004 Quarter. During the 2004 Quarter, several of our finance leases terminated and therefore our revenue will decrease in subsequent periods. During the 2004 Quarter, ICON Cheyenne, sold a larger number of leased equipment than in the 2005 Quarter.

     Expenses for the 2005 Quarter and the 2004 Quarter are summarized as follows:


                                              Three Months Ended June 30,
                                                   2005         2004          Change
                                                   ----         ----          ------

    Total expenses                          $   4,848,491   $ 6,852,827   $   (2,004,336)
                                            =============   ===========   ===============

Depreciation                                $   3,322,670   $ 3,939,169   $     (616,499)
Interest                                    $   1,114,409   $ 1,561,703   $     (447,294)
Management fees - General Partner           $     213,409   $   264,030   $      (50,621)
Administrative expense
 reimbursements - General Partner           $      95,708   $   197,111   $     (101,403)
Aircraft maintenance                        $          -    $    61,920   $      (61,920)
General and administrative                  $      58,176   $   253,309   $     (195,133)
Amortization of initial direct costs        $      15,451   $    37,471   $      (22,020)
Impairment loss                             $          -    $   601,788   $     (601,788)
Minority interest                           $      28,668   $   (63,674)  $       92,342


     Expenses for the 2005 Quarter decreased $2,004,336, or 29.2%, from the 2004 Quarter. The decreases in depreciation, interest and aircraft maintenance expense are all related to the sale of equipment in several joint ventures, ICON Cheyenne and ICON Aircraft 24846, during 2004. During the 2004 Quarter we recorded an impairment loss related to ICON Aircraft 24846 based on an appraisal received for the aircraft in 2004 which was less than originally anticipated.

     Net Loss

     As a result of the factors discussed above, the net income (loss) for the 2005 Quarter and the 2004 Quarter was $686,127 and $(1,550,565), respectively. The net income (loss) per weighted average limited partnership unit outstanding was $.91 and $(2.06) for the 2005 Quarter and the 2004 Quarter, respectively.

     Results of Operations for the Six Months Ended June 30, 2005 (the "2005 Period") and 2004 (the "2004 Period")

         Revenues for the 2005 Period and 2004 Period are summarized as follows:


                                              Six Months Ended June 30,
                                               2005                 2004             Change
                                               ----                 ----             -----

Total revenue                           $     11,148,846     $    10,320,801     $      828,045
                                        ================     ===============     ==============

Rental income                           $     10,112,212     $     9,973,836     $      138,376
Finance income                          $        370,848     $       636,758     $     (265,910)
Net loss on sale of equipment           $       (137,053)    $      (673,228)    $      536,175
Income from investments
   in joint ventures                    $        264,087     $       267,618     $       (3,531)
Gain from investments in
   unguaranteed residual values         $        320,097     $        98,232     $      221,865
Interest and other income               $        218,655     $        17,585     $      201,070


     Revenue for the 2005 Period increased $828,045, or 0.80%, as compared to the 2004 Period. During our reinvestment period we anticipate fluctuations in our rental income and finance income depending on the type of leases in our portfolio. During the 2004 Period, several of our finance leases terminated and therefore our revenue will decrease in subsequent periods. During the 2005 Period and the 2004 Period one of our wholly owned subsidiaries, ICON Cheyenne, sold a portion of its lease portfolio and incurred losses. During the 2004 Period ICON Cheyenne sold a larger number of leased equipment than in the 2005 Period. During the 2005 Period we recognized a gain from the sale of our investments in unguaranteed residual values from the sale of equipment on lease to W.H. Smith. We had fewer related sales during the 2004 Period.

         Expenses for the 2005 Period and the 2004 Period are summarized as follows:

                                               Six Months Ended June 30,
                                               2005                2004          Change
                                               ----                ----          ------

 Total expenses                              $10,693,072   $    14,169,268    $ (3,476,196)
                                             ===========   ===============    =============

 Depreciation                                $ 6,730,058   $     7,944,609    $ (1,214,551)
 Interest                                    $ 2,265,131   $     3,222,241    $   (957,110)
 Management fees - General Partner           $   725,104   $       823,764    $    (98,660)
 Administrative expense
  reimbursement - General Partner            $   317,181   $       441,422    $   (124,241)
 Aircraft maintenance                        $        -    $       171,180    $   (171,180)
 General and administrative                  $   560,449   $       609,034    $    (48,585)
 Amortization of initial direct costs        $    33,237   $        77,794    $    (44,557)
 Bad debt expense                            $        -    $       411,742    $   (411,742)
 Impairment loss                             $        -    $       601,788    $   (601,788)
 Minority interest                           $    61,912   $      (134,306)   $    196,218


     Expenses for the 2005 Period decreased $3,476,196, or 24.5%, from the 2004 Period. The decreases in depreciation, interest and aircraft maintenance expense are all related to the sale of equipment in several of our wholly owned subsidiaries, ICON Cheyenne and ICON Aircraft 24846, during the 2004 Period. During the 2004 Period we recorded bad debt expense related to one K-Mart equipment lease schedule that K-Mart had been attempting to reject as part of its bankruptcy proceeding. During the 2004 Period we recorded an impairment loss related to ICON Aircraft 24846 based on an appraisal received for the aircraft in 2004 which was less than originally anticipated.

     Net Loss

     As a result of the factors discussed above, the net income (loss) for the 2005 Period and the 2004 Period was $455,774 and $(3,848,467), respectively. The net income (loss) per weighted average limited partnership unit outstanding was $0.61 and $(5.12) for the 2005 Period and the 2004 Period, respectively.

     Liquidity and Capital Resources

     Sources of Cash

     We believe that with the cash we have currently available, cash being generated from our leases, and proceeds from equipment sales and equipment sales advances, we have sufficient cash to continue our operations into the foreseeable future.

     During the six months ended June 30, 2005, we received approximately $1,310,000 from our non-financed equipment leases, approximately $675,000 from the proceeds from equipment sales and equipment sales advances and approximately $2,600,000 from our line of credit. Our primary use of cash during the six months ended June 30, 2005 was cash distributions to partners of approximately $3,003,000 and advances to affiliates of approximately $673,000.

     Financings and Borrowings

     We have both non-recourse debt and recourse debt at June 30, 2005. Our non-recourse debt consists of notes payable in which the lenders have a security interest in the equipment and an assignment of the rental payments under the leases. The lenders are being paid directly by the lessees. Our non-recourse debt accrues interest at rates ranging from 4.035% per year to 10.05% per year. The outstanding balances of our non-recourse notes payable at June 30, 2005 was $70,479,260.

     We and certain of our affiliates, specifically L.P. Seven, Fund Eight A, and Fund Nine (collectively, the "Initial Funds"), entered into a $17,500,000 line of credit agreement with Comerica Bank as of May 30, 2002, as amended. Under the terms of the line of credit agreement, the Initial Funds may borrow money from Comerica Bank with all borrowings to be jointly and severally collateralized by (i) cash and (ii) the present values of certain rents receivable and equipment owned by the Initial Funds. Interest accrues on all outstanding balances, at an interest rate equal to the Comerica Bank base interest rate plus 1% (together is 7.00% at June 30, 2005). Effective August 5, 2004, the line of credit agreement was amended to add Fund Ten as a borrower. The Initial Funds and Fund Ten are collectively referred to as the Borrowers. The line of credit agreement expires on December 30, 2005.

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

     Effective March 8, 2005, the Borrowers entered into a seventh amendment to the line of credit agreement with Comerica Bank. This Agreement releases L.P. Seven from all of its obligations under the line of credit agreement dated as of May 30, 2002. As a result, L.P. Seven is no longer a party to the $17,500,000 line of credit.

     Aggregate borrowings by all Funds under the line of credit agreement amounted to $8,805,000 at June 30, 2005. We currently have $5,835,000 of borrowings under this line of credit.

     Distributions

     We pay monthly distributions to our limited partners beginning with the first month after the limited partners' admission through the termination of the operating period, which we anticipate will be October 16, 2006. We paid distributions to limited partners for the six months ended June 30, 2005 of $2,973,122. We paid distributions to General Partner for the six months ended June 30, 2005 $30,032.

     Commitments

     At June 30, 2005, we are parties to both recourse and non-recourse debt. The lenders have security interests in equipment relating to the non-recourse debt and an assignment of the rental payments under the leases. If the lessee were to default on the non-recourse debt, the equipment would be returned to the lender in satisfaction of the non-recourse debt. The recourse debt relates to the Comerica Bank line of credit which is more fully discussed in the financings and borrowings section above.

     Risks and Uncertainties

     At June 30, 2005, except as noted above in the Business Overview section and listed below, there were no known trends or demands, commitments, events or uncertainties which are likely to have a material effect on our liquidity.

     Set forth below and elsewhere in this report and in other documents we file with the Securities and Exchange Commission are risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report and other periodic statements we make, including but not limited to, the following:

o The Partnership's operations are subject to the jurisdiction of a number of federal agencies, including the Federal Aviation Administration. New regulatory rulings may negatively impact the Partnership's financial results and economic value of its assets.

o As a result of the cyclical behavior in the information technology industry and its focus on the consumer, all manufacturers are vulnerable to market down turns. Regardless of the product being offered, the intrinsic boom-bust nature of the technology sector challenges companies to constantly try to improve and/or create innovative changes in their products, aggressively pushing the current equipment into obsolescence. There is no assurance that we will be able to locate a willing buyer or lessee for our assets, or if one is located, that the buyer or lessee will pay a price for the asset at least equal to the appraised value.

o We and our affiliates are engaged directly and indirectly in the business of acquiring equipment subject to lease. Our affiliates may have investment objectives similar to ours and may be in a position to acquire the same equipment at the same time as us. As a result, we may compete with our affiliates for leases and such leases may be allocated to our affiliates instead of us. Any decisions regarding conflicts in allocating leases among us and our affiliates will be made by an investment committee taking into consideration such things as whether:

     o the required cash investment is greater than the cash available for investment and the length of time each business has been seeking investments;

     o    the  amount of debt to be  incurred  or assumed  from the  prospective
          transaction   would  result  in  total   indebtedness  that  is  above
          acceptable levels for the business;

     o the type or geographic location of the equipment would result in a concentration in the business that is above acceptable levels;

     o the lease expiration date is beyond the date by which the existence of the businesses will end;

     o the lessee's credit quality satisfies the objectives of the business, including whether the addition of such lessee would result in credit concentration that is above acceptable levels for the business; and

     o the amount and timing of any scheduled rental income facilitates the cash distribution objectives of the business.

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

     Inflation and Interest Rates

     The potential effects of inflation on us are difficult to predict. If the general economy experiences significant rates of inflation, it could affect us in a number of ways. We do not currently have or expect to have rent escalation clauses tied to inflation in our leases. The anticipated residual values to be realized upon the sale or re-lease of equipment upon lease terminations (and thus the overall cash flow from our leases) may be expected to increase with inflation as the cost of similar new and used equipment increases.

     If interest rates increase significantly, the lease rates that we can obtain on future leases may be expected to increase as the cost of capital is a significant factor in the pricing of lease financing. Leases already in place, for the most part, would not be affected by changes in interest rates.

Item 3. Qualitative and Quantitative Disclosures About Market Risk

     We, like most other companies, are exposed to certain market risks, which includes changes in interest rates and the demand for equipment (and the related residuals) owned by us. We believe that our exposure to other market risks, including foreign currency exchange rate risk, commodity risk and equity price risk, are insignificant, at this time, to both our financial position and our results of operations.

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

     We borrow funds under a floating rate line of credit and are therefore exposed to interest rate risk until the floating rate line of credit is repaid. We had $5,835,000 outstanding under the floating rate line of credit at June 30, 2005.

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

     While evaluating our disclosure controls and procedures we recognized that greater internal controls were needed to aid in a more efficient closing of our financial statements, thereby requiring additional skilled accounting staff. Towards the end of the third quarter of 2004, the General Partner hired a new senior vice president of accounting and the General Partner is in the process of seeking additional accounting staff in order to better effectuate our internal controls. We will continue to evaluate our disclosure controls and procedures to determine their effectiveness and adequacy and will take the steps necessary, in our opinion, to ensure the adequacy of our disclosure controls and procedures.

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

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

     In the ordinary course of conducting our business, there may be certain claims, suits and complaints filed against us. In the opinion of management, the outcome of such matters, if any, will not have a material impact on our consolidated financial position or results of operations. No material legal proceedings are currently pending or threatened, to our knowledge, against us or against any of our assets, except as stated below.

     On January 22, 2002, K-Mart and its affiliate debtors filed a voluntary petition in the Bankruptcy Court seeking relief under Chapter 11 of the United States Bankruptcy Code. The Partnership is the lessor of 179 Noritsu Optical/Digital photo processing mini-labs located at Kmart retail locations throughout the country.

     On June 21, 2005, the Bankruptcy Court officially rejected one of our five equipment leases with K-Mart and the equipment was returned to us. Additionally, the Bankruptcy Court awarded us approximately $220,000 for overdue property tax payments previously paid by us. This amount was received on July 5, 2005. At June 30, 2005, K-Mart was current on their rental payments for the remaining four equipment lease schedules which consist of 50 Noritsu Optical/Digital photo processing mini-labs. K-Mart refused to make the required lease payments to the lender on the one rejected lease. This action put this one lease in default with the lender and the lender subsequentially repossessed the equipment. On June 30, 2005, in response to the equipment repossession by the lender, we removed the rejected equipment and related non-recourse debt from our books and recorded a net gain on sales of equipment of approximately $44,000.

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

ICON Income Fund Eight B L.P. (Registrant) By its General Partner, ICON Capital Corp.

Date: August 12, 2005            /s/ Beaufort J.B. Clarke
                                 Beaufort J.B. Clarke
                                 Chairman, Chief Executive Officer and Director

Date: August 12, 2005            /s/ Thomas W. Martin
                                 Thomas W. Martin
                                 Executive Vice President and Director
                                (Principal Financial and Accounting Officer)

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its condensed consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Dated:  August 12, 2005

/s/ Beaufort J.B. Clarke
Chairman and Chief Executive Officer and Director
ICON Capital Corp.
General Partner of ICON Income Fund Eight B L.P.

Exhibit 31.2

Principal Financial and Accounting Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss.1350)

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its condensed consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

Dated: August 12, 2005

/s/ Thomas W. Martin
Executive Vice President and Director
(Principal Financial and Accounting Officer)
ICON Capital Corp.
General Partner of ICON Income Fund Eight B L.P.

Exhibit 32.1

Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss.1350)

I, Beaufort J.B. Clarke, Chairman and Chief Executive Officer of ICON Capital Corp., the General Partner of ICON Income Fund Eight B L.P., certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, (18 U.S.C. ss.1350), that, to the best of my knowledge:

     (1) the Quarterly Report on Form 10-Q for the period ended June 30, 2005 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2)  the information  contained in the Periodic Report fairly presents,  in
          all  material  respects,   the  financial  condition  and  results  of
          operations of ICON Income Fund Eight B L.P.

Date: August 12, 2005

/s/ Beaufort J.B. Clarke
Chairman, Chief Executive Officer and Director
ICON Capital Corp.
General Partner of ICON Income Fund Eight B L.P.

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

Exhibit 32.2

Principal Financial and Accounting Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss.1350)

I, Thomas W. Martin, Executive Vice President (Principal Financial and Accounting Officer) of ICON Capital Corp., the General Partner of ICON Income Fund Eight B L.P., certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, (18 U.S.C. ss.1350), that, to the best of my knowledge:

     (1) the Quarterly Report on Form 10-Q for the period ended June 30, 2005 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2)  the information  contained in the Periodic Report fairly presents,  in
          all  material  respects,   the  financial  condition  and  results  of
          operations of ICON Income Fund Eight B L.P.

Date: August 12, 2005

/s/ Thomas W. Martin
Executive Vice President and Director
(Principal Financial and Accounting Officer)
ICON Capital Corp.
General Partner of ICON Income Fund Eight B L.P.

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