Form 10-Q
period 2005-09-30
ICON INCOME FUND EIGHT B LP
filed 2005-11-16
CIK 1121716

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

quarterly period ended                   September 30, 2005
                      ----------------------------------------------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

transition period from _______________to _______________________________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [x] No

                          ICON Income Fund Eight B L.P.
                                      Index


PART I - FINANCIAL INFORMATION

     Item 1.  Condensed Consolidated Financial Statements

      Condensed Consolidated Balance Sheets at September 30, 2005 (Unaudited) and December 31, 2004

      Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2005 and 2004 (Unaudited)

      Condensed Consolidated Statement of Changes in Partners' Equity for the nine months ended September 30, 2005 (Unaudited)

      Condensed Consolidated Statements of Cash Flows for the nine months ended
        September 30, 2005 and 2004 (Unaudited)

      Notes to Condensed Consolidated Financial Statements (Unaudited)

     Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Item 4.  Controls and Procedures

PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings

     Item2.  Unregistered Sales of Equity Securities and Use of Proceeds

     Item 3.  Defaults Upon Senior Securities

     Item 4.  Submission of Matters To A Vote of Security Holders

     Item 5.  Other Information

     Item 6.  Exhibits

         Signatures

         Certifications

                         PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)
                      Condensed Consolidated Balance Sheets


                                     ASSETS

                                               (Unaudited)
                                              September 30,      December 31,
                                                   2005              2004
                                                   ----              ----

 Cash and cash equivalents                  $       844,563   $    1,249,480
                                            ---------------   --------------

 Investments in finance leases:
    Minimum rents receivable                      3,510,343       10,440,930
    Estimated unguaranteed residual values          906,347        1,227,902
    Initial direct costs, net                        14,841           74,841
    Unearned income                                (217,860)        (840,885)
    Allowance for doubtful accounts                      -          (411,742)
                                            ---------------   --------------

      Net investments in finance leases           4,213,671       10,491,046
                                            ---------------   --------------

 Investments in operating leases:
    Equipment, at cost                          135,572,243      138,085,569
    Accumulated depreciation                    (47,661,120)     (39,597,336)
                                            ---------------   --------------

      Net investments in operating leases        87,911,123       98,488,233
                                            ---------------   --------------

 Investments in joint ventures                    6,366,300        5,308,848
 Due from General Partner and affiliates             88,645           14,071
 Investment in option, at cost                    2,100,000        2,100,000
 Other assets, net                                1,665,467        1,495,344
                                            ---------------   --------------

      Total assets                          $   103,189,769   $  119,147,022
                                            ===============   ==============

See accompanying notes to condensed consolidated financial statements.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)
                      Condensed Consolidated Balance Sheets

                        LIABILITIES AND PARTNERS' EQUITY


                                                         (Unaudited)
                                                         September 30,    December 31,
                                                             2005            2004
                                                             ----            ----

 Notes payable - non-recourse                           $  65,673,957   $  83,080,022
 Notes payable - recourse                                   6,785,000       3,225,000
 Due to General Partner and affiliates                         26,327         169,543
 Deferred rental income                                     2,723,585       1,036,168
 Equipment sales advances                                     211,156          72,600
 Security deposits and other liabilities                      554,774       1,145,673
 Minority interest                                            695,883         820,725
                                                        -------------   --------------

    Total liabilities                                      76,670,682      89,549,731
                                                        -------------   -------------

 Commitments and contingencies

 Partners' equity:
    General Partner                                          (384,861)       (354,117)
    Limited Partners: 743,201.96 and 743,279.34 units
outstanding, $100 per unit original issue price            26,903,948      29,951,408
                                                        -------------  --------------

    Total partners' equity                                 26,519,087      29,597,291
                                                        -------------  --------------

    Total liabilities and partners' equity              $ 103,189,769  $  119,147,022
                                                        =============  ==============


See accompanying notes to condensed consolidated financial statements.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                                Three Months               Nine Months
                                                               Ended September 30,      Ended September 30,
                                                              2005           2004        2005         2004
                                                              ----           ----        ----         ----
 Revenue:
    Rental income                                     $       5,062,306  $ 4,497,884  $ 15,174,518  $ 14,471,720
    Finance income                                              107,067      269,921       477,915       906,679
    Net gain (loss) on sales of equipment                       172,947     (265,443)       35,894      (938,671)
    Income from investments in joint ventures                   120,374      118,883       384,461       386,501
    Gain from sale of investment in
      unguaranteed residual values                                   -         1,194       320,097        99,426
    Interest and other income                                   176,070       19,101       394,725        36,686
                                                      -----------------  -----------  ------------   -----------

      Total revenue                                           5,638,764    4,641,540    16,787,610    14,962,341
                                                      -----------------  -----------  ------------   -----------

 Expenses:
    Depreciation                                              3,007,471    3,159,140     9,737,529    11,103,749
    Interest                                                  1,048,566    1,264,151     3,313,697     4,486,392
    Management fees - General Partner                           362,009      421,985     1,087,113     1,245,749
    Administrative expense reimbursements -
      General Partner                                           114,042      195,259       431,223       636,681
    Aircraft maintenance                                             -            -             -        171,180
    General and administrative                                   41,223      152,805       601,672       761,839
    Amortization of initial direct costs                          8,290       21,766        41,527        99,560
    Bad debt expense                                                 -            -             -        411,742
    Impairment loss                                                  -            -             -        601,788
    Minority interest                                            82,581      (18,531)      144,493      (152,837)
                                                      -----------------  -----------  ------------  ------------


      Total expenses                                          4,664,182    5,196,575    15,357,254    19,365,843
                                                      -----------------  -----------  ------------  ------------

 Net income (loss)                                    $         974,582  $  (555,035) $  1,430,356  $ (4,403,502)
                                                      =================  ===========  ============  ============

 Net income (loss) allocable to:
    Limited Partners                                  $         964,836  $  (549,485) $  1,416,052  $ (4,359,467)
    General Partners                                              9,746       (5,550)       14,304       (44,035)
                                                      -----------------  -----------  ------------  ------------

                                                      $         974,582  $  (555,035) $  1,430,356  $ (4,403,502)
                                                      =================  ===========  ============  ============

 Weighted average number of limited
    partnership units outstanding                               743,257      743,648       743,272       744,463
                                                      =================  ===========  ============  ============


 Net income (loss) per weighted average
    limited partnership unit                          $            1.30  $     (0.74) $       1.91  $      (5.86)
                                                      =================  ===========  ============  ============


See accompanying notes to condensed consolidated financial statements.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)
         Condensed Consolidated Statement of Changes in Partners' Equity
                      Nine Months Ended September 30, 2005
                                   (Unaudited)




                                                                                                      Total
                                             Units               Limited          General             Partners'
                                         Outstanding            Partners          Partner             Equity
                                         -----------            --------          -------             -----

 Balance, January 1, 2005                  743,279.34       $    29,951,408     $   (354,117)   $      29,597,291

 Limited partnership units redeemed           (77.38)                (3,882)             -                 (3,882)
 Cash distributions to partners                   -              (4,459,630)         (45,048)          (4,504,678)
 Net income                                       -               1,416,052           14,304            1,430,356
                                       --------------       ---------------     ------------    -----------------

 Balance, September 30, 2005               743,201.96       $    26,903,948     $   (384,861)   $      26,519,087
                                        =============       ===============     ============    =================


See accompanying notes to condensed consolidated financial statements.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)
                 Condensed Consolidated Statements of Cash Flows
                         Nine Months Ended September 30,
                                   (Unaudited)




 Increase (decrease) in cash and cash equivalents                                 2005                2004
                                                                                  ----                ----
 Cash flows from operating activities
    Net income (loss)                                                   $        1,430,356    $     (4,403,502)
    Adjustments to reconcile net income (loss) to net cash provided by
     (used in) operating activities:
      Rental income paid directly to lenders by lessees                        (13,321,998)        (13,684,723)
      Interest expense on non-recourse financing
       paid directly to lenders by lessees                                       2,982,678           3,832,042
      Depreciation                                                               9,737,529          11,103,749
      Finance income paid directly to lenders by lessees                          (356,857)           (628,091)
      Net (gain) loss on sales of equipment                                        (35,894)            938,671
      Income from investments in joint ventures                                   (384,461)           (386,501)
      Amortization of initial direct costs                                          41,527              99,560
      Gain from sale of investment in unguaranteed residual values                (320,097)            (99,426)
      Bad debt expense                                                                  -              411,742
      Impairment loss                                                                   -              601,788
      Minority interest                                                            144,493            (152,837)
    Changes in operating assets and liabilities:
      Collection of principal - non-financed receivables                           620,899           1,096,893
      Due to/from General Partner and affiliates                                  (217,790)            (38,109)
      Other assets                                                                  (4,110)           (129,849)
      Deferred rental income                                                        45,821              96,366
      Security deposits and other liabilities                                     (166,053)          1,324,089
                                                                        ------------------     ---------------

 Net cash provided by (used in) operating activities                               196,043             (18,138)
                                                                        ------------------     ---------------

 Cash flows from investing activities:
    Proceeds from sales of equipment                                               758,674           3,702,243
    Equipment sales advances                                                       211,156            (992,598)
    Loans and advances to affiliates                                              (672,992)           (815,616)
    Distributions to minority interest in  joint venture                          (269,335)           (550,873)
    Proceeds from sale of investment in unguaranteed residual values               320,097             509,012
    Distributions received from joint ventures                                          -              868,336
                                                                        ------------------     ---------------

 Net cash provided by investing activities                                         347,600           2,720,504
                                                                        ------------------     ---------------

 Cash flows from financing activities:
    Cash distributions to partners                                              (4,504,678)         (4,513,224)
    Proceeds from recourse borrowings                                            3,560,000           1,195,000
    Payment of non-recourse borrowings                                                  -              (73,046)
    Minority interest contribution, net                                                 -               11,458
    Redemption of limited partnership units                                         (3,882)           (126,998)
                                                                        ------------------    ----------------

 Net cash used in financing activities                                            (948,560)         (3,506,810)
                                                                        ------------------    ----------------

 Net decrease in cash and cash equivalents                                        (404,917)           (804,444)
 Cash and cash equivalents, beginning of the period                              1,249,480           1,760,803
                                                                        ------------------    ----------------

 Cash and cash equivalents, end of the period                           $          844,563    $        956,359
                                                                        ==================    ================


See accompanying notes to condensed consolidated financial statements.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)
                 Condensed Consolidated Statements of Cash Flows
                         Nine Months Ended September 30,
                                   (Unaudited)



                                                                                      2005             2004
                                                                                      ----             ----
 Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                 $         331,019   $       654,350
                                                                             =================   ===============

 Supplemental disclosure of non-cash investing and financing activities:
    Principal and interest paid directly to lenders by lessees               $      16,990,337   $    17,286,637
                                                                             =================   ===============
    Notes payable non-recourse relinquished with repossession of equipment   $       3,398,406   $    34,491,692
                                                                             =================   ===============
    Joint venture interests acquired from affiliate in exchange
      for amounts owed, at fair value                                        $         672,992   $          -
                                                                             =================   ===============


See accompanying notes to condensed consolidated financial statements.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2005
                                   (Unaudited)

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

     The condensed consolidated financial statements include the accounts of the Partnership and its majority owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Partnership accounts for its interests in minority owned joint ventures under the equity method of accounting. In such cases, the Partnership's original investments are recorded at cost and adjusted for its share of earnings, losses and distributions. In joint ventures where the Partnership's ownership interest is majority owned, minority interest represents the minority owner's proportionate share of their equity in the joint venture. The minority interest is adjusted for the minority venturer's share of the earnings or loss of the joint venture.

(2)    Organization

     The Partnership was formed on February 7, 2000 as a Delaware limited partnership. The Partnership is engaged in one business segment, the business of acquiring equipment subject to lease. The Partnership will continue until December 31, 2017, unless terminated sooner.

     The General Partner of the Partnership is ICON Capital Corp. (the "General Partner"), a Connecticut corporation. The General Partner manages and controls the business affairs of the Partnership's equipment leases and financing transactions under the terms of a management agreement with the Partnership (the "Management Agreement"). Additionally, the General Partner has a 1% ownership interest in the Partnership.

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

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2005
                                   (Unaudited)

(2)    Organization - continued

     Profits, losses, cash distributions and disposition proceeds are allocated 99% to the limited partners and 1% to the General Partner until each limited partner has received cash distributions and disposition proceeds sufficient to reduce its adjusted capital contribution account to zero and received, in addition, other distributions and allocations which would provide a 8% per year cumulative return on their outstanding adjusted capital contribution account. After such time, the distributions will be allocated 90% to the limited partners and 10% to the General Partner.

     Certain reclassifications have been made to the accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2004 to conform to the current period presentation.

(3)    Investments in Operating Leases

     On March 23, 2001 the Partnership acquired a 100% interest in one flight simulator on lease to British Aerospace, Inc. ("BAE") with an expiration date of March 27, 2006, at which time BAE had an option to renew the lease for two additional terms of one year each. The purchase price was approximately $12,892,000, comprised of approximately $2,062,000 in cash and $10,830,000 of non-recourse debt. The debt was fully repaid on March 27, 2005. On October 31, 2005, the Partnership sold this leased equipment to a third party for $8,000,000 in cash. The Partnership will recognize a gain of approximately $4,500,000 on this sale.

(4)    Transactions with Related Parties

     In accordance with the terms of the Management Agreement, the Partnership pays the General Partner (i) management fees ranging from 1% to 7% based on a percentage of the rentals recognized either directly by the Partnership or through joint ventures and (ii) acquisition fees of 3% calculated based on the gross value of the transactions. In addition, the General Partner is reimbursed for administrative expenses incurred in connection with the Partnership's operations.

     The Partnership has a net receivable in the amount of $62,318 due from the General Partner and affiliates at September 30, 2005. The Partnership is owed $88,070 from ICON Income Fund Nine, LLC ("Fund Nine") for rental payments received on the Partnership's behalf during the quarter ended September 30, 2005. The Partnership owes $26,327 to the General Partner for administrative expense reimbursements accrued during the quarter ended September 30, 2005.

     Fees and expenses paid or accrued by the Partnership to the General Partner or its affiliates directly or on behalf of joint ventures in which the Partnership has a majority interest for the three and nine month periods ended September 30, 2005 and 2004, respectively, were as follows:

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2005
                                   (Unaudited)

                                                Three Months Ended                Nine Months Ended
                                                   September 30,                  September 30,
                                               2005               2004            2005          2004
                                               ----               ----            ----          ----

Management fees                           $        362,009   $     421,985   $  1,087,113   $    1,245,749
Administrative expense reimbursements              114,042         195,259        431,223          636,681
                                          ----------------   -------------   ------------   --------------

                                          $        476,051   $     617,244   $  1,518,336   $    1,882,430
                                          ================   =============   ============   ==============


(5)    Revolving Loan Facility

     On August 31, 2005, the Partnership, together with certain of its affiliates (entities sponsored and organized by the Manager), ICON Income Fund Nine, LLC, and ICON Income Fund Ten, LLC and ICON Leasing Fund Eleven, LLC ("Fund Eleven") (collectively, the "Borrowers") entered into a Commercial Loan Agreement (the "Agreement"), with California Bank & Trust (the "Lender"). The Agreement provides for a revolving line of credit of up to $17,000,000 pursuant to a senior secured revolving loan facility (the "Facility") which is secured by all assets of the Borrowers not subject to a first priority lien, as defined in the Agreement. Each of the Borrowers are jointly and severally liable for all amounts borrowed under the Facility. Amounts available under the Facility is subject to a borrowing base that is determined, subject to certain limitations, based on the present value of the future receivables under certain lease agreements in which the Borrowers have a beneficial interest. The interest rate on any advances made under the Facility is the Lender's prime rate plus 0.25% per year (which was 7% at September 30, 2005). In accordance with the Agreement, the Borrowers may elect to have up to five separate advances under the Facility each made at the rate at which United States dollar deposits can be acquired by the Lender in the London Interbank Eurocurrency Market, plus 2.75% per year. The Facility expires on August 31, 2007 unless renewed by the Borrowers for an additional one year term, in the sole discretion of the Lender.

     As part of the Agreement the Borrowers are required to comply with certain financial covenants, including, a minimum debt coverage ratio, a tangible net worth covenant, a leverage ratio and a minimum liquidity covenant. The Borrowers are in compliance with these covenants at September 30, 2005. If the Borrowers become non-compliant with any of the terms and conditions of the Agreement, the Borrowers may not declare or pay any distributions to investors.

     In addition, on August 31, 2005, the Borrowers entered into a Contribution Agreement (the "Contribution Agreement"), pursuant to which the Borrowers have agreed to certain restrictions on the amounts and terms of their respective borrowings under the Facility in order to minimize the risk that a Borrower would be unable to repay its portion of the outstanding obligations under the Facility at any time. These restrictions include, but are not limited to, borrowing in excess of the lesser of (a) an amount each Borrower could reasonably expect to repay in one year from its projected cash flow, or (b) the greater of (i) the borrowing base, as defined in the Agreement, as applied to such and (ii) 50% of the net worth of such Borrower. The Contribution Agreement also provides that, in the event a Borrower pays an amount under the Contribution Agreement in excess of its share of the total obligations under the Facility, whether by reason of an event of default or otherwise, the other Borrowers will immediately make a contribution payment to such Borrower and in such amount that the aggregate amount paid by each Borrower reflects its allocable share of the aggregate obligations under the Facility. The Borrowers' obligations to each other under the Contribution Agreement are collateralized by a subordinate lien on the assets of each Borrower.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2005
                                   (Unaudited)

     Under the terms of the Agreement, the Borrowers are required to maintain a cash reserve with the Lender representing 20% of all outstanding advances plus all pending advances.

     On September 7, 2005, certain of the Borrowers were advanced approximately $10,200,000 under the Facility, which amount was used to completely repay all of the outstanding indebtedness owed by certain of the Borrowers and their affiliates under a prior revolving credit facility.

(5)    Revolving Loan Facility - continued

     Aggregate borrowings by all Borrowers under the Facility amounted to $10,471,046 at September 30, 2005. The Partnership currently has $6,785,000 outstanding under this Facility which was repaid to the Lender on November 1, 2005, using proceeds from the BAE sale.

(6)    Recent Accounting Pronouncements

     The General Partner does not believe that any recently issued, but not yet effective accounting pronouncements, if currently adopted, would have a material effect on the accompanying condensed consolidated financial statements.

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

     On June 21, 2005, the Bankruptcy Court officially rejected one of the Partnership's five equipment leases with K-Mart and the equipment was returned to the Partnership. Additionally, the Bankruptcy Court awarded the Partnership approximately $220,000 for overdue property tax payments previously paid by the Partnership. This amount was received on July 5, 2005. At June 30, 2005, K-Mart was current on their rental payments for the remaining four equipment lease schedules which consist of 128 Noritsu Optical/Digital photo processing mini-labs. K-Mart refused to make the required lease payments to the lender on the one rejected lease. This action put this one lease in default with the lender. On June 30, 2005, the Partnership, removed the rejected equipment and related non-recourse debt from its books and recorded a net gain on sales of equipment of approximately $44,000.

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

o    the financial condition of lessees; and

o    lessee defaults.

     Business Overview

     We are an equipment leasing business formed on February 7, 2000. We began active operations on June 14, 2000. We are primarily engaged in the business of acquiring equipment subject to lease and, to a lesser degree, acquiring ownership rights to items of leased equipment at lease expiration. Some of our equipment leases will be acquired for cash and are expected to provide current cash flow, which we refer to as "income" leases. The majority of the purchase price of our other equipment leases will be financed, so these leases will generate little or no current cash flow because substantially all of the rental payments received from a lessee will be paid to a lender. For these "growth" leases, we anticipate that the future value of the leased equipment will exceed the cash portion of the purchase price paid for the equipment. We are currently in our "reinvestment" phase, wherein we will seek to purchase equipment from time to time through October 2006.

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

     If we believe it would benefit investors to reinvest our cash flow in equipment during the disposition period, we may do so, but the General Partner will not receive any additional fees in connection with such reinvestments. Our goal is to complete the disposition period in three years after the end of the reinvestment period, but it may take longer to do so. Accordingly, an investor should expect to hold his units for at least 10 years from the time they invested.

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

     Our current portfolio, which we hold either directly or through joint venture investments with affiliates and others, consists primarily of the following equipment subject to lease:

     Air Transportation Industry

     We have a 90% interest in a McDonnell Douglas DC-10-30F aircraft on lease with Federal Express Corporation with an expiration date of March 31, 2007. This lease may be renewed for up to five years thereafter. Our portion of the purchase price was approximately $24,405,000, comprised of approximately $2,615,000 in cash and the assumption of approximately $21,790,000 of non-recourse debt.

     We have a 100% interest in one Airbus A340-313X aircraft and a 50% interest in a second Airbus A340-313X aircraft, both on lease to Cathay Pacific Airways Limited ("Cathay") with expiration dates of March 31, 2006. The purchase price of the first aircraft was approximately $76,467,000, comprised of approximately $4,250,000 in cash and approximately $72,217,000 of non-recourse debt. Our portion of the purchase price of the second aircraft was approximately $38,125,000, comprised of approximately $2,125,000 in cash and the assumption of approximately $36,000,000 of non-recourse debt. We are in negotiations with Cathay regarding possible lease extensions for both aircrafts.

     We have a 100% interest in five aircraft engines on lease to TWA, LLC, a subsidiary of American Airlines. The lease is scheduled to expire on May 28, 2008. The aggregate purchase price was $5,950,000 in cash.

     Information Technology Industry

     We have a 100% interest in four schedules consisting of 128 Noritsu Optical/Digital photo processing mini-labs subject to lease with K-Mart Corporation. The lease expiration dates range between April 30, 2006 and January 31, 2007. The aggregate purchase price for the equipment was approximately $18,234,000, comprised of approximately $682,000 in cash and the assumption of approximately $17,552,000 of non-recourse debt.

     Other Equipment

     We have a 96.73% interest in ICON Cheyenne LLC. ICON Cheyenne LLC is a joint venture which holds an equipment portfolio consisting of various equipment leases, including over the road rolling stock, manufacturing equipment and materials handling equipment. The original transaction involved acquiring from Cheyenne Leasing Company a portfolio of 119 leases, of which 19 remain active, with expiration dates ranging between October 2005 and March 2007. Our portion of the purchase price was approximately $29,706,000, comprised of approximately $11,401,000 in cash and the assumption of approximately $18,305,000 of non-recourse debt.

     Portfolio Activity for Nine Months Ended September 30, 2005

     We did not enter into any leasing transactions during the nine months ended September 30, 2005. We are in negotiations with Cathay regarding possible lease extensions for both aircraft under lease to them.

     Sale of Flight Simulator

     On March 23, 2001 we acquired a 100% interest in one flight simulator on lease to BAE with an expiration date of March 27, 2006, at which time BAE had an option to renew the lease for two additional terms of one year each. The purchase price was approximately $12,892,000, comprised of approximately $2,062,000 in cash and $10,830,000 of non-recourse debt. The debt was fully repaid on March 27, 2005. On October 31, 2005, we sold this leased equipment to a third party for $8,000,000 in cash. We recognized a gain of approximately $4,500,000 on this sale.

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

     Asset Impairments

     The significant assets in our asset portfolio are periodically reviewed, at least annually, by our General Partner, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The General Partner uses independent qualified third party appraisers to assist in the review process. An impairment loss will be recognized if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. In such circumstances, we will estimate the future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. Future cash flows are the cash inflows expected to be generated by an asset less the cash outflows expected to be necessary to obtain those inflows. An impairment loss will be measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.

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

     Depreciation

     We record depreciation expense on equipment classified as an operating lease. In order to calculate depreciation, we first determine the depreciable equipment cost, which is the cost less estimated residual value. The estimated residual value is our estimate of the value of the equipment at lease termination. The estimated residual value is reviewed annually, by our General Partner, to determine whether an impairment charge may be required. The General Partner uses qualified third party appraisers to assist in the review process. Depreciation expense is recorded ratably over the term of the related lease.

     New Accounting Pronouncements

     The General Partner does not believe that any recently issued, but not yet effective accounting pronouncements, if currently adopted, would have a material effect on the accompanying condensed consolidated financial statements.

Results of Operations for the Three Months Ended September 30, 2005 (the "2005 Quarter") and 2004 (the "2004 Quarter")

     We are currently in our reinvestment period and anticipate entering our disposition period during October 2006, unless we extend the reinvestment period up to an additional three years. While in the reinvestment period, we will continue to look for equipment leases to purchase, either with cash or with a combination of cash and financing. As such, we expect our revenue will fluctuate due to our selling some equipment leases while purchasing other equipment leases. We also expect to have gains and losses from the sales of equipment during this time period. As for expenses, we anticipate interest expense to decrease as our outstanding debt decreases. If we enter into an equipment lease where we finance a portion of the purchase price then interest expense will increase.

     Revenues for the 2005 Quarter and 2004 Quarter are summarized as follows:


                                                                  Three Months Ended September 30,
                                                                     2005               2004         Change
                                                                     ----               ----         ------

Total revenue                                                $        5,638,764   $  4,641,540   $    997,224
                                                             ==================   ============   ============

Rental income                                                $        5,062,306   $  4,497,884   $    564,422
Finance income                                               $          107,067   $    269,921   $   (162,854)
Net gain (loss) on sales of equipment                        $          172,947   $   (265,443)  $    438,390
Income from investments in joint ventures                    $          120,374   $    118,883   $      1,491
Gain from investments in unguaranteed residual values        $               -    $      1,194   $     (1,194)
Interest and other income                                    $          176,070   $     19,101   $    156,969



     Revenue for the 2005 Quarter increased $997,224, or 21.5%, as compared to the 2004 Quarter. During our reinvestment period, we anticipate fluctuations in our rental income and finance income depending on the type of leases in our portfolio. Rental revenue increased in the 2005 period as compared to the 2004 period due to the consolidation of an affiliate not present in the 2004 period. Increase in gain (loss) on sale of equipment is primarily related to the reduced losses recognized on the sale of equipment as compared to the 2004 period and the gains recognized on the sale of the GE engine, sales occurring in the consolidating entity and the gain on the termination of K-Mart. During the 2004 Quarter, ICON Cheyenne sold a larger number of leased equipment which incurred higher losses than in the 2005 Quarter. During the 2004 Quarter, several of our finance leases terminated and therefore our revenue will decrease in subsequent periods.

   Expenses for the 2005 Quarter and the 2004 Quarter are summarized as follows:


                                                               Three Months Ended September 30,
                                                                   2005               2004             Change
                                                                   ----               ----             ------

   Total expenses                                            $    4,664,182    $     5,196,575   $      (532,393)
                                                             ==============    ===============   ===============

   Depreciation                                              $    3,007,471    $     3,159,140   $      (151,669)
   Interest                                                  $    1,048,566    $     1,264,151   $      (215,585)
   Management fees - General Partner                         $      362,009    $       421,985   $       (59,976)
   Administrative expense reimbursement - General Partner    $      114,042    $       195,259   $       (81,217)
   General and administrative                                $       41,223    $       152,805   $      (111,582)
   Amortization of initial direct costs                      $        8,290    $        21,766   $       (13,476)
   Minority interest                                         $       82,581    $       (18,531)  $       101,112


     Expenses for the 2005 Quarter decreased $532,393, or 10.3%, from the 2004 Quarter. The decreases in depreciation and interest expense are primarily related to the sale of equipment in several majority owned joint ventures, ICON Cheyenne and ICON Aircraft 24846, during 2004, the decrease in management fees and administrative expense reimbursement results from the overall decrease in leases due to termination of leases in one of the majority owned joint ventures.

     Net Loss

     As a result of the factors discussed above, the net income (loss) for the 2005 Quarter and the 2004 Quarter was $974,582 and $(555,035), respectively. The net income (loss) per weighted average limited partnership unit outstanding was $1.30 and $(.74) for the 2005 Quarter and the 2004 Quarter, respectively.

Results of Operations for the Nine Months Ended September 30, 2005 (the "2005 Period") and 2004 (the "2004 Period")

   Revenues for the 2005 Period and 2004 Period are summarized as follows:


                                                          Nine Months Ended September 30,
                                                                 2005             2004            Change
                                                                 ----             ----            ------

Total revenue                                            $    16,787,610    $  14,962,341   $    1,825,269
                                                         ===============    =============   ==============

Rental income                                            $    15,174,518    $  14,471,720   $      702,798
Finance income                                           $       477,915    $     906,679   $     (428,764)
Net gain (loss) on sales of equipment                    $        35,894    $    (938,671)  $      974,565
Income from investments in joint ventures                $       384,461    $     386,501   $       (2,040)
Gain from investments in unguaranteed residual values    $       320,097    $      99,426   $      220,671
Interest and other income                                $       394,725    $      36,686   $      358,039



     Revenue for the 2005 Period increased $1,825,269, or 12.2%, as compared to the 2004 Period. During our reinvestment period, we anticipate fluctuations in our rental income and finance income depending on the type of leases in our portfolio. During the 2004 Period, several of our finance leases terminated and therefore our revenue will decrease in subsequent periods. During the 2004 Period, one of our wholly owned subsidiaries, ICON Cheyenne, sold a portion of its lease portfolio and incurred losses. During the 2004 Period, ICON Cheyenne sold a larger number of leased equipment than in the 2005 Period. During both the 2005 Period and the 2004 Period, we recognized gains from the sale of our investments in unguaranteed residual values from the sale of equipment on lease to W.H. Smith. We had fewer related sales during the 2004 Period.

     Expenses for the 2005 Period and the 2004 Period are summarized as follows:


                                                            Nine Months Ended September 30,
                                                                  2005               2004            Change
                                                                  ----               ----            ------

      Total expenses                                         $     15,357,254    $  19,365,843   $    (4,008,589)
                                                             ================    =============   ===============

 Depreciation                                                $      9,737,529    $  11,103,749   $    (1,366,220)
 Interest                                                    $      3,313,697    $   4,486,392   $    (1,172,695)
 Management fees - General Partner                           $      1,087,113    $   1,245,749   $      (158,636)
 Administrative expense reimbursement - General Partner      $        431,223    $     636,681   $      (205,458)
 Aircraft maintenance                                        $             -     $     171,180   $      (171,180)
 General and administrative                                  $        601,672    $     761,839   $      (160,167)
 Amortization of initial direct costs                        $         41,527    $      99,560   $       (58,033)
 Bad debt expense                                            $             -     $     411,742   $      (411,742)
 Impairment loss                                             $             -     $     601,788   $      (601,788)
 Minority interest                                           $        144,493    $    (152,837)  $       297,330


     Expenses for the 2005 Period decreased $4,008,589, or 20.7%, from the 2004 Period. The decreases in depreciation, interest and aircraft maintenance expense are all related to the sale of equipment in several of our wholly owned subsidiaries, ICON Cheyenne and ICON Aircraft 24846, during the 2004 Period. During the 2004 Period, we recorded bad debt expense related to one K-Mart equipment lease schedule that K-Mart had been attempting to reject as part of its bankruptcy proceeding. During the 2004 Period, we recorded an impairment loss related to ICON Aircraft 24846 based on an appraisal received for the aircraft in 2004 which was less than originally anticipated.

     Net Loss

     As a result of the factors discussed above, the net income (loss) for the 2005 Period and the 2004 Period was $1,416,052 and $(4,403,502), respectively. The net income (loss) per weighted average limited partnership unit outstanding was $1.91 and $(5.86) for the 2005 Period and the 2004 Period, respectively.

     Liquidity and Capital Resources

     Sources of Cash

     We believe that with the cash we have currently available, cash being generated from our leases, cash available under our revolving credit facility and proceeds from equipment sales and equipment sales advances; we have sufficient cash to continue our operations into the foreseeable future.

     Our main sources of cash during the 2005 Period was from several sources; we received approximately $1,852,000 from our non-financed equipment leases, approximately $969,000 from the proceeds from equipment sales and equipment sales advances, approximately $320,000 from the sale of investment in unguaranteed residuals and approximately $3,560,000 from our revolving loan facility. Our primary use of cash during the nine months ended September 30, 2005 was cash distributions to partners of approximately $4,505,000 and advances to affiliates of approximately $673,000.

     On October 31, 2005, we completed the sale of our flight simulator to a third party and received $8,000,000 in cash. On November 1, 2005, we utilized a portion of these proceeds to repay our revolving credit facility.

     Financings and Borrowings

     We have both non-recourse debt and recourse debt at September 30, 2005. Our non-recourse debt consists of notes payable in which the lenders have a security interest in the equipment and an assignment of the rental payments under the leases. The lenders are being paid directly by the lessees. Our non-recourse debt accrues interest at rates ranging from 4.035% per year to 10.05% per year. The outstanding balances of our non-recourse notes payable at September 30, 2005 was $65,673,957.

     On August 31, 2005, the Partnership, together with certain of its affiliates (entities sponsored and organized by the Manager), ICON Income Fund Nine, LLC, and ICON Income Fund Ten, LLC and ICON Leasing Fund Eleven, LLC ("Fund Eleven") (collectively, the "Borrowers") entered into a Commercial Loan Agreement (the "Agreement"), with California Bank & Trust (the "Lender"). The Agreement provides for a revolving line of credit of up to $17,000,000 pursuant to a senior secured revolving loan facility (the "Facility") which is secured by all assets of the Borrowers not subject to a first priority lien, as defined in the Agreement. Each of the Borrowers are jointly and severally liable for all amounts borrowed under the Facility. Amounts available under the Facility is subject to a borrowing base that is determined, subject to certain limitations, based on the present value of the future receivables under certain lease agreements in which the Borrowers have a beneficial interest. The interest rate on any advances made under the Facility is the Lender's prime rate plus 0.25% per year (which was 7% at September 30, 2005). In accordance with the Agreement, the Borrowers may elect to have up to five separate advances under the Facility each made at the rate at which United States dollar deposits can be acquired by the Lender in the London Interbank Eurocurrency Market, plus 2.75% per year. The Facility expires on August 31, 2007 unless renewed by the Borrowers for an additional one year term, in the sole discretion of the Lender.

     As part of the Agreement the Borrowers are required to comply with certain financial covenants, including, a minimum debt coverage ratio, a tangible net worth covenant, a leverage ratio and a minimum liquidity covenant. The Borrowers are in compliance with these covenants at September 30, 2005. If the Borrowers become non-compliant with any of the terms and conditions of the Agreement, the Borrowers may not declare or pay any distributions to investors.

     In addition, on August 31, 2005, the Borrowers entered into a Contribution Agreement (the "Contribution Agreement"), pursuant to which the Borrowers have agreed to certain restrictions on the amounts and terms of their respective borrowings under the Facility in order to minimize the risk that a Borrower would be unable to repay its portion of the outstanding obligations under the Facility at any time. These restrictions include, but are not limited to, borrowing in excess of the lesser of (a) an amount each Borrower could reasonably expect to repay in one year from its projected cash flow, or (b) the greater of (i) the borrowing base, as defined in the Agreement, as applied to such and (ii) 50% of the net worth of such Borrower. The Contribution Agreement also provides that, in the event a Borrower pays an amount under the Contribution Agreement in excess of its share of the total obligations under the Facility, whether by reason of an event of default or otherwise, the other Borrowers will immediately make a contribution payment to such Borrower and in such amount that the aggregate amount paid by each Borrower reflects its allocable share of the aggregate obligations under the Facility. The Borrowers' obligations to each other under the Contribution Agreement are collateralized by a subordinate lien on the assets of each Borrower.

     Under the terms of the Agreement, the Borrowers are required to maintain a cash reserve with the Lender representing 20% of all outstanding advances plus all pending advances.

     On September 7, 2005, certain of the Borrowers were advanced approximately $10,200,000 under the Facility, which amount was used to completely repay all of the outstanding indebtedness owed by certain of the Borrowers and their affiliates under a prior revolving credit facility.

     Aggregate borrowings by all Borrowers under the Facility amounted to $10,471,046 at September 30, 2005. We currently have $6,785,000 outstanding under this Facility which was repaid to the Lender on November 1, 2005, using proceeds from the BAE sale.

     Distributions

     We pay monthly distributions to our limited partners beginning with the first month after the limited partners' admission through the termination of the operating period, which we anticipate will be October 16, 2006. We paid distributions to limited partners for the nine months ended September 30, 2005 of $4,459,630. We paid distributions to General Partner for the nine months ended September 30, 2005 $45,048.

     Commitments

     At September 30, 2005, we are parties to both recourse and non-recourse debt. The lenders have security interests in equipment relating to the non-recourse debt and an assignment of the rental payments under the leases. If the lessee were to default on the non-recourse debt, the equipment would be returned to the lender in satisfaction of the non-recourse debt. The recourse debt relates to the Facility which is more fully discussed in the financings and borrowings section above.

     Risks and Uncertainties

     At September 30, 2005, except as noted above in the Business Overview section and listed below, there were no known trends or demands, commitments, events or uncertainties which are likely to have a material effect on our liquidity.

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

     We borrow funds under a revolving credit facility with a floating interest rate and are therefore exposed to interest rate risk until the revolving credit facility is repaid. We had $6,785,000 outstanding under this revolving credit facility at September 30, 2005, which was repaid to the Lender on November 1, 2005.

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

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

     In the ordinary course of conducting our business, there may be certain claims, suits and complaints filed against us. In the opinion of management, the outcome of such matters, if any, will not have a material impact on our consolidated financial position or results of operations. No material legal proceedings are currently pending or to our knowledge threatened, to our knowledge, against us or against any of our assets, except as stated below.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         Not applicable.

Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters To A Vote Of Security Holders

          No matters were submitted to a vote of security holders during the third quarter 2005.

Item 5.  Other Information

         Not applicable.

Item 6.  Exhibits

     31.1 Certification of Chairman and Chief Executive Officer.

     31.2 Certification of Executive Vice President and Principal Financial and Accounting Officer.

     32.1 Certification  of Chairman and Chief Executive  Officer pursuant to 18
          U.S.C.   ss.1350,   as  adopted   pursuant   to  Section  906  of  the
          Sarbanes-Oxley Act of 2002.

     32.2 Certification of Executive Vice President and Principal Financial and Accounting Officer pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ICON Income Fund Eight B L.P. (Registrant) By its General Partner, ICON Capital Corp.

Date: November 15, 2005          /s/ Beaufort J.B. Clarke
                                 Beaufort J.B. Clarke
                                 Chairman, Chief Executive Officer and Director

Date: November 15, 2005          /s/ Thomas W. Martin
                                 Thomas W. Martin
                                 Executive Vice President and Director
                                 (Principal Financial and Accounting Officer)

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

     a. designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its condensed consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

     c. presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the board of directors of the General Partner (or persons performing the equivalent function):

     a. all significant deficiencies and material weaknesses in the design or operation of internal control which are reasonably likely to materially affect the registrant's ability to record, process, summarize and report financial information; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Dated:  November 15, 2005

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

     a. designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its condensed consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

     c. presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the board of directors of the General Partner (or persons performing the equivalent function):

     a. all significant deficiencies and material weaknesses in the design or operation of internal control which are reasonably likely to materially affect the registrant's ability to record, process, summarize and report financial information; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Dated: November 15, 2005

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

Exhibit 32.1

Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss.1350)

I, Beaufort J.B. Clarke, Chairman and Chief Executive Officer of ICON Capital Corp., the General Partner of ICON Income Fund Eight B L.P., certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, (18 U.S.C. ss.1350), that, to the best of my knowledge:

1. The Quarterly Report on Form 10-Q for the period ended September 30, 2005 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of ICON Income Fund Eight B L.P.

Date: November 15, 2005

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

Exhibit 32.2

Principal Financial and Accounting Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss.1350)

I, Thomas W. Martin, Executive Vice President (Principal Financial and Accounting Officer) of ICON Capital Corp., the General Partner of ICON Income Fund Eight B L.P., certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, (18 U.S.C. ss.1350), that, to the best of my knowledge:

1. The Quarterly Report on Form 10-Q for the period ended September 30, 2005 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of ICON Income Fund Eight B L.P.

Date: November 15, 2005

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