Form 10-K
period 2005-12-31
ICON INCOME FUND EIGHT B LP
filed 2006-04-03
CIK 1121716

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

     [x]  Annual  Report  Pursuant  to  Section  13 or 15(d)  of the  Securities
Exchange Act of 1934 for the fiscal year ended         December 31, 2005
                                       or

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

Commission File Number                            333-37504
                       ---------------------------------------------------------


                          ICON Income Fund Eight B L.P.
             (Exact name of registrant as specified in its charter)

                  Delaware                                        13-4101114
--------------------------------------------         ---------------------------
         (State or other jurisdiction of                   (I.R.S. Employer
         incorporation or organization)                   Identification Number)

 100 Fifth Avenue, 4th Floor, New York, New York                    10011
--------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code              (212) 418-4700
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Units of limited partnership interests

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Security Act. [ ] Yes [x] No

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [ ] Yes [x] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [x] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last day of the registrant's most recently completed second fiscal quarter:
Not applicable. There is no established market for the limited partnership units of the registrant.

Number of outstanding limited partnership units of the registrant on March 15, 2006 is 741,780.

                       Documents Incorporated by Reference
None.


                                Table of Contents

                                     PART I
                                                                                              Page
Item 1.    Business                                                                             1

Item 1A.   Risk Factors                                                                         4

Item 1B.   Unresolved Staff Comments                                                            8

Item 2.    Properties                                                                           8

Item 3.    Legal Proceedings                                                                    9

Item 4.    Submission of Matters to a Vote of Security Holders                                  9

                                     PART II

Item 5.    Market for the Registrant's Securities and Related Security Holder Matters           10

Item 6.    Selected Consolidated Financial Data                                                 11

Item 7.    General Partner's Discussion and Analysis of Financial Condition and Results of
           Operations                                                                           12

Item 7A.   Qualitative and Quantitative Disclosures About Market Risk                           21

Item 8.    Consolidated Financial Statements                                                    22

Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure                                                             45

Item 9A.   Controls and Procedures                                                              45

Item 9B.   Other Information                                                                    45

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant's General Partner                 46

Item 11.   Executive Compensation                                                               47

Item 12.   Security Ownership of Certain Beneficial Owners and General Partner
           and Related Security Holder Matters                                                  48

Item 13.   Certain Relationships and Related Transactions                                       48

Item 14.   Principal Accountant Fees and Services                                               48

                                     PART IV

Item 15.   Exhibits and Financial Statement Schedules                                           48

SIGNATURES                                                                                      49


                                     PART I

Forward-Looking Statements

     Certain statements within this Annual Report on Form 10-K may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 ("PLSRA"). These statements are being made pursuant to the PSLRA, with the intention of obtaining the benefits of the "safe harbor" provisions of the PLSRA, and, other than as required by law, we assume no obligation to update or supplement such statements. Forward-looking statements are those that do not relate solely to historical fact. They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. You can identify these statements by the use of words such as "may," "will," "could," "anticipate," "believe," "estimate," "expects," "intend," "predict" or "project" and variations of these words or comparable words or phrases of similar meaning. These forward-looking statements reflect our current beliefs and expectations with respect to future events and are based on assumptions and are subject to risks and uncertainties and other factors outside our control that may cause actual results to differ materially from those projected.

Item 1. Business

     Our History

     ICON Income Fund Eight B L.P. (the "Partnership") was formed on February 7, 2000 as a Delaware limited partnership. The Partnership will continue until December 31, 2017, unless terminated sooner. When used in this report, the terms "we," "us" and "our" refers to the Partnership.

     Our General Partner is ICON Capital Corp. (our "General Partner"), a Connecticut corporation. Our General Partner manages and controls the business affairs, including but not limited to, our equipment leases and financing transactions under the terms of our management agreement.

     Our maximum offering was $75,000,000 and we commenced business operations on our initial closing date, June 14, 2000, with the admission of 15,816 limited partnership units representing $1,581,551 of capital contributions. Between June 15, 2000 and October 17, 2001, the date of our final closing 734,184 additional limited partnership units were sold representing $73,418,449 of capital contributions bringing the total to 750,000 limited partnership units sold representing $75,000,000 of capital contributions. During the period from October 17, 2001 through December 31, 2005 we redeemed 7,170 limited partnership units. At December 31, 2005 we had 742,830 limited partnership units outstanding.

     Our Business

     We are an equipment leasing fund. Our principal investment objective is to obtain the maximum economic return from our investments for the benefit of our partners. To achieve this objective we: (i) acquired a diversified portfolio of equipment leases and financing transactions; (ii) made monthly cash distributions to our partners commencing with each partner's admission, (iii) re-invested substantially all undistributed cash from operations and cash from sales of equipment and financing transactions during the reinvestment period; and (iv) will dispose of our investments and distribute the cash from sales of such investments to our partners when we start our liquidation period.

     With the proceeds from the sale of our limited partnership units, we primarily engage in the business of acquiring equipment subject to lease and, to a lesser degree, acquiring ownership rights to items of leased equipment at lease expiration. Some of our equipment leases are acquired for cash and are expected to provide current cash flow, which we refer to as "income" leases. The majority of the purchase price of our other equipment leases is financed, so these leases will generate little or no current cash flow because substantially the entire rental payments received from a lessee is paid to a lender. For these "growth" leases, we anticipate that the future value of the leased equipment will exceed the cash portion of the purchase price paid for the equipment.

     We invested most of the net proceeds from our offering in items of equipment that are subject to a lease. After the net offering proceeds were invested, additional investments were made with the cash generated from our initial investments to the extent that cash is not needed for expenses, reserves and distributions to partners. The investment in additional equipment in this manner is called "reinvestment." We purchase equipment from time to time until five years from the date we completed our offering. This time frame is called the "reinvestment period," which we anticipate will end on October 16, 2006. After the reinvestment period, we will begin selling our assets in the ordinary course of business during a time frame called the "liquidation period."

     If we believe it would benefit our partners to reinvest our cash flow in equipment during the liquidation period, we may do so, but our General Partner will not receive any additional acquisition fees in connection with such reinvestments. Our goal is to complete the liquidation period within three years after the end of the reinvestment period, but it may take longer to do so.

     Partners' capital accounts are increased for their initial capital contribution plus their proportionate share of earnings and decreased by their proportionate share of losses and distributions. Profits, losses, cash distributions and liquidation proceeds are allocated 99% to our limited partners and 1% to our General Partner until each limited partner has received cash distributions and liquidation proceeds sufficient to reduce their adjusted capital contribution account to zero and received, in addition, other distributions and allocations which would provide an 8% per annum cumulative return on their outstanding adjusted capital contribution account. After such time, the distributions will be allocated 90% to our limited partners and 10% to our General Partner.

     Substantially all of our recurring operating cash flows are generated from the "income" leases in our portfolio. On a monthly basis, we will deduct the expenses related to the recurring operations of the portfolio from such revenues and assess the amount of the remaining cash flows that will be required to fund known re-leasing costs and equipment management costs. Any residual operating cash flows are considered available for distribution to our partners.

     At December 31, 2005 and 2004, we had total assets of $91,960,247 and $119,147,022, respectively. During the year ended December 31, 2005, our revenue from rental income and finance income was $19,990,082 which included three lessees which accounted for approximately 85% of our rental income and finance income. We had net income for the year ended December 31, 2005 of $3,368,585. For the year ended December 31, 2004, our revenue from rental income and finance income was $20,736,899 which included two lessees which accounted for approximately 50% of our rental income and finance income. We incurred a net loss for the year ended December 31, 2004, of $4,609,006. For the year ended December 31, 2003, our revenue from rental income and finance income was $23,978,748 which included two lessees which accounted for approximately 43% of our rental income and finance income. We incurred a net loss for the year ended December 31, 2003 of $5,181,209.

     At December 31, 2005 our current portfolio, which we hold either directly or through joint venture investments with affiliates and others, consists primarily of the following equipment subject to lease:

     Air Transportation Equipment:

     o We have a 90% interest in a McDonnell Douglas DC-10-30F aircraft on lease with Federal Express Corporation with an expiration date of March 31, 2007.

     o We have a 100% interest in one Airbus A340-313X aircraft and a 50% interest in a second Airbus A340-313X aircraft, both on lease to Cathay Pacific Airways Limited ("Cathay") with expiration dates of March 14, 2006 and March 27, 2006, respectively. We entered into a lease extension with respect to the Airbus A340-313X in which we have a 100% interest, which lease extension extended the term of the lease from March 14, 2006 to October 1, 2011. We entered into a lease extension with respect to the second Airbus A340-313X in which we have a 50% interest to extend the term of the lease from March 27, 2006 to July 1, 2011.

o We have a 100% interest in five aircraft engines on lease to TWA, LLC, a subsidiary of American Airlines. The lease is scheduled to expire on May 28, 2008.

     Information Technology Equipment:

o We have a 100% interest in four schedules consisting of 128 Noritsu Optical/Digital photo processing mini-labs subject to lease with K-Mart. The lease expiration dates range between April 30, 2006 and January 31, 2007. See "Item. 3 Legal Proceedings" for more information regarding these leases.

     Other Equipment:

o We have a 97.73% interest in ICON Cheyenne LLC. ICON Cheyenne LLC is a joint venture with certain affiliates of our General Partner, which holds a portfolio of 16 active leases with expiration dates through September 2007. The portfolio consists of over the road rolling stock, manufacturing equipment and materials handling equipment.

o We have a 74.87% interest in ICON SPK 2023-A LLC. ICON SPK 2023-A LLC is a joint venture with certain affiliates of our General Partner, which holds a portfolio of 13 active leases with expiration dates at various dates through April 2008. The portfolio consists of various equipment leases, including material handling, telecommunication and computer equipment.

     Segment Information

     We have only one operating segment: the business of acquiring equipment subject to leases with companies that we generally believe to be creditworthy.

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

     Employees

     We have no direct employees. Our General Partner has full and exclusive control over our management and operations.

     Available Information

     Our Annual Reports on Form 10-K and our most recent Quarterly Reports on Form 10-Q and amendments to those reports, if any, and our Current Reports on Form 8-K and any amendments to those reports, are available free of charge on our internet website at http://www.iconcapital.com as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission. This information is also available on the Securities and Exchange Commission's website, at http://www.sec.gov.

Item 1A. Risk Factors

     Our operations are subject to a number of risks. You should carefully read and consider these risks, together with all other information in this Annual Report on Form 10-K. If any of the following risks actually occur, our business, operating results and financial condition could be adversely affected.

     Uncertainties associated with the equipment leasing business may affect our business, operating results and financial condition.

     We are subject to a number of uncertainties associated with the equipment leasing business which may affect our business, operating results and financial condition. These include:

     o    the technological and economic obsolescence of equipment;
     o    potential defaults by lessees;
     o management and other fees paid by us, which will limit the funds that can be invested in equipment;
     o the existence of leverage increases the risk of foreclosure as well as increases the acquisition fees payable to our General Partner; and
     o    increases in our expenses (including taxes and insurance expenses).

     Our General Partner's decisions are subject to conflicts of interest with us.

     Our General Partner could be confronted with decisions in which it will have an economic incentive to place its interests above ours. Our General Partner sponsors and currently manages seven other equipment leasing businesses. See "Item 13. Certain Relationships and Related Transactions." These conflicts may include:

     o Our General Partner may receive more fees for acquiring equipment if we incur debt to fund acquisitions;
     o Our management agreement does not restrict our General Partner's ability to compete with us for equipment acquisitions and other types of business;
     o Our General Partner may have opportunities to earn fees for referring a prospective acquisition opportunity to another purchaser;
     o Our General Partner may receive fees in connection with the turnover of our equipment portfolio;
     o Our General Partner has the ability as tax matters partner to negotiate with the IRS to settle tax disputes that would bind us and our partners; and
     o Our General Partner may control the decisions as to when and whether to sell a jointly-owned asset with another business that it manages.

     If the value of the equipment in our portfolio declines more rapidly than we anticipate, our financial performance may be adversely affected.

     A significant part of the value of our equipment is the potential value of the equipment once the lease term expires. We call this value the residual value. Generally, leased equipment is expected to decline in value over its useful life. In acquiring equipment, we will assume a value for the equipment at the end of the lease which, when combined with lease payments, is expected to be enough to return the cost of our investment in the equipment and provide a profit despite the expected decline in equipment value over the lease term. However, the value of the equipment at the end of a lease, and whether that value meets our expectations, will depend to a significant extent upon the following factors, many of which are beyond our control:

     o our ability to acquire or, to a lesser degree, enter into lease agreements that preserve or enhance the relative value of the equipment;
     o our ability to maximize the value of the equipment upon its sale or re-lease when the lease expires;
     o    market conditions prevailing at the time the lease expires;
     o the cost of new equipment at the time we are remarketing used equipment;
     o the extent to which technological or regulatory developments during the lease term reduce the market for such used equipment;
     o    the strength of the economy; and
     o    the condition of the equipment when the lease expires.

     If leased equipment is not properly maintained, its residual value may be less than expected.

     If a lessee fails to maintain equipment in accordance with its lease, we may make unanticipated expenditures to repair the equipment in order to protect our investment. While we plan to inspect most used equipment prior to purchase, there can be no assurance that an inspection of used equipment prior to purchasing it will reveal any defects, and problems with the equipment may occur after it is acquired by us.

     If a lessee defaults on its lease, we could incur losses.

     If a lessee does not make lease payments to us when due, or violates the terms of its lease in another important way, we may be forced to terminate the lease and attempt to recover the equipment. We may do this at a time when we may not be able to arrange for a new lease or to sell the equipment right away, if at all. We would then lose the expected lease revenues and might not be able to recover the entire amount or any of our original investment in the equipment. The cost of recovering equipment upon a lessee's default, enforcing the lessee's obligations under the lease, and transporting, storing, repairing and finding a new lessee for the equipment may be high and may negatively affect the value of our investment in the equipment. We may lease equipment to lessees which have senior debt rated below investment grade. We do not require our lessees to have a minimum credit rating, and lessees with such lower credit ratings may default on lease payments more frequently than higher credit rated lessees.

     If a lessee files for bankruptcy, we may have difficulty enforcing the lease and may incur losses.

     If a lessee files for protection under applicable bankruptcy laws, the remaining term of the lease or option to purchase the equipment for a fixed price at a future date could be shortened or the lease could be rejected, and unpaid pre-bankruptcy lease payments may be cancelled as part of the bankruptcy. We may also experience difficulty and delays in recovering equipment from a bankrupt lessee. If a lease is rejected in a bankruptcy, we would bear the cost of retrieving and storing the equipment, and then have to remarket it, and we would be an unsecured creditor for any amounts due under the lease. See "Item 3. Legal Proceedings."

     Sellers of leased equipment could use their knowledge of the lease terms for gain at our expense.

     We may acquire equipment subject to lease from leasing companies that have an ongoing relationship with the lessees. A seller could use its knowledge of the terms of the lease, particularly the end of lease options and the date the lease ends, to compete with us. In particular, a seller may approach a lessee with an offer to substitute similar equipment at lease end for lower rental amounts. This may adversely affect our opportunity to maximize the residual value of the equipment.

     Investment in joint ventures may subject us to risks relating to our co-investors which could adversely impact the financial results of joint ventures.

     We may invest in joint ventures with other businesses our General Partner sponsors and manages or with unrelated third parties. Investing in joint ventures involves additional risks not present when acquiring leased equipment that will be wholly owned by us. These risks include the possibility that our co-investors might become bankrupt or otherwise fail to meet financial commitments, thereby obligating us to pay all of the debt associated with the joint venture, as each party to a joint venture typically must guarantee all of the joint venture's obligations. Alternatively, the co-investors may have economic or business interests or goals that are inconsistent with us and want to manage the joint ventures in ways that do not maximize the return to us. Among other things, actions by a co-investor might subject leases that are owned by the joint venture to liabilities greater than those contemplated by the joint venture agreement. Also, when none of the joint owners control a joint venture, there might be a stalemate on decisions, including when to sell the equipment or prices or terms of a lease. Finally, while we will have the right to buy out the other joint owner's interest in the equipment in the event of the sale, we may not have the resources available to do so.

     We may not be able to obtain insurance for certain risks and would have to bear the cost of losses from non-insurable risks.

     Equipment may be damaged or lost. Fire, weather, accident, theft or other events can cause damage or loss of equipment. While our leases will generally require lessees to have comprehensive insurance and assume the risk of loss, some losses, such as from acts of war, terrorism and acts of God, such as earthquakes, may be either uninsurable or not economically feasible to insure. Furthermore, not all possible contingencies affecting equipment can be anticipated or insured against, and, if insured, the insurance proceeds may not be sufficient to cover a loss. If such a disaster would occur to the equipment, we could suffer a total loss of any investment in the affected equipment. In leasing some types of equipment we may be exposed to environmental tort liability. Although we will use our best efforts to minimize the possibility and exposure of such liability including by means of attempting to obtain insurance, there can be no assurance that our assets will be protected against any claims.

     We could suffer losses from failure to maintain equipment registration and from unexpected regulatory compliance costs.

     Many types of transportation equipment are subject to registration requirements by United States governmental agencies, as well as foreign governments if the equipment is to be used outside of the United States. Failing to register the equipment, or losing the registration, could result in substantial penalties, forced liquidation of the equipment and/or the inability to operate and lease the equipment. Governmental agencies may also require changes or improvements to equipment, and we may have to spend our own capital to comply if the lessee of the equipment is not required to do so under the lease. These changes could force the equipment to be removed from service for a period of time. The terms of leases may provide for rent reductions if the equipment must remain out of service for an extended period or is removed from service. We may then have reduced rental income from the lease for this item of equipment. If we did not have the capital to make a required change, we might be required to sell the affected equipment. If so, we could suffer a loss on our investment, might lose future revenues, and also might suffer adverse tax consequences.

     If a lease were determined to be a loan, it would be subject to usury laws which could lower our lease revenue.

     Equipment leases have sometimes been held by the courts to be loan transactions subject to state usury laws, which limit the interest rate that can be charged. Although we anticipate entering into or acquiring leases which we believe are structured so that they avoid being deemed loans, and would therefore not be subject to the usury laws, there can be no assurance that we will be successful in doing so. Loans at usurious interest rates are subject to a reduction in the amount of interest due under the loans and, if an equipment lease is held to be a loan with a usurious rate of interest, the amount of the lease payment could be reduced.

     Because we will borrow to purchase equipment, including recourse debt, losses as a result of lessee defaults may be greater than if debt were not incurred.

     Although we expect to acquire some of our investments for cash, we are likely to borrow a substantial portion of the purchase price of our equipment investments and there is no limit to the amount of debt that may be incurred when purchasing equipment. While we believe the use of leverage will result in us being able to make more acquisitions and that each acquisition will have fewer dollars at risk than if leverage were not utilized, there can be no assurance that the benefits of greater size and diversification of the portfolio will offset the heightened risk of loss in an individual lease transaction using leverage.

     Additionally while we expect the majority of our borrowings to be non-recourse, some of our borrowings may be recourse debt, whereby the lender can look to our general assets or the general assets of other equipment leasing funds our General Partner operates in the case of nonpayment. Recourse debt may increase our risk of loss because we must meet our loan payment obligations regardless of the rental revenue we receive from the equipment. With respect to non-recourse borrowings, a lessee default could force us to make debt service payments so as to protect our investment in equipment and prevent us from being subject to repossession. See "Item 7. General Partner's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

     The domestic air cargo industry is subject to economic and political conditions that may adversely affect the air cargo providers to whom we lease aircraft

     The domestic air cargo industry is subject to factors beyond our control that may adversely affect the industry and the financial situation of the air cargo providers to whom we lease aircraft. The air cargo industry is subject to economic conditions in both the domestic and international markets in which it operates, including regulatory actions affecting aviation rights and security measures related to international conflicts or terrorist activities. The air cargo industry is also subject to price competition from other providers, customer demand, rising fuel prices, adverse weather conditions and natural disasters.

     The computer hardware market is cyclical and subject to obsolescence which may affect our ability to lease or resell the assets.

     The computer hardware market is cyclical and is vulnerable to market down turns. The intrinsic boom-bust nature of the technology sector challenges hardware companies to constantly try to improve and create innovative hardware, aggressively pushing the incumbent equipment into obsolescence. We cannot assure you that we will be able to locate a willing buyer or lessee for our assets, or if one is located, that the buyer or lessee will pay a price for the asset at least equal to the appraised value.

Item 1B. Unresolved Staff Comments

         None.

Item 2. Properties

     We neither own nor lease office space or any other real property in our business at the present time.

Item 3. Legal Proceedings

     In the ordinary course of conducting our business, we are subject to certain claims, suits, and complaints filed against us. In our General Partners opinion, the outcome of such matters, if any, will not have a material impact on our consolidated financial position or results of operations. No material legal proceedings are currently pending against us or against any of our assets. The following action was settled during 2005:

     K-Mart Corporation Bankruptcy

     On January 22, 2002, K-Mart Corporation ("K-Mart") and its affiliate debtors filed a voluntary petition in the United States Bankruptcy Court for the Eastern District of Illinois (the "Bankruptcy Court") seeking relief under Chapter 11 of the United States Bankruptcy Code. We were the lessor of five lease schedules representing 179 Noritsu Optical/Digital photo processing mini-labs located at K-Mart retail locations throughout the country. Although K-Mart emerged from Chapter 11 during 2004, the Bankruptcy Court has retained jurisdiction over this matter.

     On June 21, 2005, the Bankruptcy Court officially rejected one of our five equipment leases with K-Mart and the equipment was returned to us. On June 30, 2005 we removed the rejected equipment costs and related non-recourse debt from our books and recorded a net gain on sales of equipment of approximately $44,000. Additionally, the Bankruptcy Court awarded us approximately $220,000 for overdue property tax payments previously paid by us which was received by us on July 5, 2005. At December 31, 2005, K-Mart was current on its rental payments for the remaining four equipment lease schedules which consist of 128 Noritsu Optical/Digital photo processing mini-labs.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders for the fourth quarter 2005.

                                     PART II

Item 5.  Market for the  Registrant's  Securities  and Related  Security  Holder
Matters

     Our limited partnership interests are not publicly traded nor is there currently a market for our limited partnership interests. It is unlikely that any such market will develop.

                                                       Number of Partners
               Title of Class                         as of March 15, 2006
         ---------------------------        ------------------------------------
               General Partner                                  1
               Limited Partner                                2,825

     We pay monthly distributions to our partners beginning with their admission to the Partnership through the termination of the reinvestment period, which is anticipated to be October 16, 2006. For the three years ended December 31, 2005 we paid distributions to our limited partners totaling $5,945,538, $5,955,151 and $7,008,299, respectively. For the three years ended December 31, 2005 we paid distributions to our General Partner totaling $60,058, $60,155 and $70,347, respectively. The terms of the Loan Agreement with California Bank & Trust, however, could restrict us from paying cash distributions on our partners' units if such payment would cause us to not be in compliance with our financial covenants. See "Item 7. General Partner's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

     In order for National Association of Securities Dealers ("NASD") members and their associated persons to have participated in the offering and sale of interests in limited partnership units (the "Units") pursuant to the offering or to participate in any future offering of our Units, we are required pursuant to NASD Rule 2710(c)(6) to disclose in each annual report distributed to our limited partners a per unit estimated value of our Units, the method by which we developed the estimated value and the date used to develop the estimated value. In addition, our General Partner must prepare annual statements of our estimated Unit values to assist fiduciaries of retirement plans subject to the annual reporting requirements of Employee Retirement Income Security Act ("ERISA") in the preparation of their reports relating to an investment in our Units. For these purposes, the estimated value of our Units is deemed to be $50.85 per Unit at September 30, 2005.

     This estimate was based on the amount of remaining undiscounted lease payments on our existing leases, the booked estimated residual values of the equipment held by us upon the termination of those leases and our cash on hand. From this amount we then subtracted our total debt outstanding and then divided that sum by the total number of Units outstanding. This valuation was based solely on our General Partner's perception of market conditions and the types and amounts of our assets. No independent valuation was sought. However, as set forth below, there is no significant public trading market for our Units at this time, and there can be no assurance that limited partners could receive $50.85 per Unit if such a market did exist and they sold their Units or that they will be able to receive such amount for their Units in the future. The foregoing valuation was performed solely for the ERISA and NASD purposes described above. There is no market for our Units, and, accordingly, this value does not represent an estimate of the amount a limited partner would receive if he were to seek to sell his Units. Furthermore, there can be no assurance as to the amount we may actually receive if and when we seek to liquidate our assets or the amount of lease payments and equipment liquidation proceeds we will actually receive over our remaining term. Our Units are not publicly traded nor is there currently a market for our Units. It is unlikely that any such market will develop.

Item 6. Selected Consolidated Financial Data

     The selected consolidated financial data should be read together with the consolidated financial statements and related notes included in Item 8, Consolidated Financial Statements contained elsewhere in this Annual Report on Form 10-K.


                                                                    Year Ended December 31,
                                                                    -----------------------
                                                    2005            2004           2003            2002            2001
                                                    -----           -----          -----          -----            ----
Total revenue                                   $ 25,926,526    $ 21,591,797    $ 25,150,087  $ 25,467,361    $ 20,231,996
                                                ============    ============    ============  ============    ============

Net income (loss) (a)                           $  3,368,585    $ (4,609,006)   $ (5,181,209) $   (136,897)   $    820,109
                                                ============    ============    ============  ============    ============

Net income (loss) allocable to limited partners $  3,334,899    $ (4,562,916)   $ (5,129,397) $   (135,528)   $    811,908
                                                ============    ============    ============  ============    ============

 Net income (loss) allocable to General Partner $     33,686    $    (46,090)   $   (51,812)  $     (1,369)   $      8,201
                                                ============    ============    ============  ============    ============
 Weighted average number of limited
       partner units outstanding                     743,161         744,463         747,189       749,475         502,536
                                                ============    ============    ============  ============    ============
 Net income (loss) per weighted average
       limited partner unit                     $       4.49    $      (6.13)   $      (6.86) $      (0.18)   $      1.62
                                                ============    ============    ============  ============    ============

 Distributions to limited partners              $  5,945,538    $  5,955,151    $  7,008,299   $ 8,056,975    $  4,932,964
                                                ============    ============    ============  ============    ============
 Distributions per weighted average
       limited partner units                    $       8.00    $       8.00    $       9.38  $      10.75    $       9.82
                                                ============    ============    ============  ============    ============
 Distributions to the General Partner           $     60,058    $     60,155    $     70,347  $     81,384    $     49,845
                                                ============    ============    ============  ============    ============


                                                                               December 31,
                                                                               ------------
                                                    2005            2004           2003            2002           2001
                                                    ----            ----           ----            ----           ----
 Total assets                                   $ 91,960,247    $119,147,022    $180,747,120  $189,408,747    $143,918,696
                                                ============    ============    ============  ============    ===========
 Notes payable                                  $ 63,746,059    $ 86,305,022    $134,938,722  $133,631,339    $ 79,752,204
                                                ============    ============    ============  ============    ============

 Partners' equity                               $ 26,937,141    $ 29,597,291    $ 40,363,969  $ 52,820,395    $ 61,212,600
                                                ============    ============    ============  ============    ============


(a) In 2005 we sold one of our leases which resulted in a gain of approximately $4,527,000 or approximately $6.09 per limited partnership unit.

Item 7.General Partner's Discussion and Analysis of Financial Condition and Results of Operations

     Our General Partner's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of factors discussed in "Part I. Forward-Looking Statements" and "Item 1A. Risk Factors" located elsewhere in this Annual Report on Form 10-K.

     Overview

     We are an equipment leasing fund business formed on February 7, 2000. We began active operations on June 14, 2000. We primarily engage in the business of acquiring equipment subject to lease and, to a lesser degree, acquiring ownership rights to items of leased equipment at lease expiration. Some of our equipment leases are acquired for cash and are expected to provide current cash flow, which we refer to as "income" leases. The majority of the purchase price of our other equipment leases will be financed, so these leases will generate little or no current cash flow because substantially all of the rental payments received from a lessee will be paid to a lender. For these "growth" leases, we anticipate that the future value of the leased equipment will exceed the cash portion of the purchase price paid for the equipment. We are currently in our "reinvestment" phase, wherein we seek to purchase equipment from time to time through October 2006.

     Lease and Other Significant Transactions

     During the years ended December 31, 2005, 2004 and 2003, we engaged in the following equipment leasing and other significant transactions:

     Assignment of Interests in ICON Cheyenne LLC

     On December 23, 2005 we acquired from ICON Cash Flow Partners L.P. Six ("L.P. Six") its entire interest of 1.0% in ICON Cheyenne LLC ("ICON Cheyenne") for approximately $4,800 thereby increasing our ownership in ICON Cheyenne to 97.73% from 96.73% which we previously acquired in September 2004. This amount represented L.P. Six's fair value in ICON Cheyenne at December 23, 2005. Fair value was determined using discounted cash flow projections for ICON Cheyenne's portfolio.

     On September 23, 2004, we acquired from ICON Cash Flow Partners L.P. Seven ("L.P. Seven") a 9.04% ownership interest in ICON Cheyenne. This assignment was made in order for L.P. Seven to repay its outstanding debt obligation pursuant a contribution agreement that we entered into with some of our affiliates in connection with the line of credit agreement we had with Comerica Bank.

     Sale of Flight Simulator

     On March 23, 2001 we acquired a 100% interest, for cash and non-recourse debt, in one flight simulator on lease to British Aerospace, Inc. ("BAE") with an expiration date of March 27, 2006. The non-recourse debt was fully repaid on March 27, 2005. On October 31, 2005, we sold this leased equipment to a third party for $8,000,000 in cash. We recognized a gain of approximately $4,500,000 on the sale of this equipment.

     Rowan Cash Flow

     On February 23, 2005, L.P. Seven assigned to us 2.69% of its rights to the profits, losses, and cash flows from its limited partnership interest in an entity that owns a 100% interest in a mobile offshore drilling rig that is subject to lease with Rowan Companies, Inc. L.P. Seven assigned the rights to us as repayment of its $672,992 outstanding debt obligation pursuant a contribution agreement that we entered into with some of our affiliates in connection with the line of credit agreement we had with Comerica Bank. This assignment increased our rights to the profits, losses, and cash flows from L.P. Seven's limited partnership interest from 3.24%, which were assigned to us in November 2004, to 5.93%. The repayment amount represented L.P. Seven's proportionate fair value of L.P. Seven's interest in the mobile offshore drilling rig at February 23, 2005. The fair value of the mobile offshore drilling rig was determined using an independent third party appraisal and cash flow analysis.

     On November 24, 2004, L.P. Seven assigned to us 3.24% of its rights to the profits, losses, and cash flows from its limited partnership interest in an entity that owns a 100% interest in a mobile offshore drilling rig that is subject to lease with Rowan Companies, Inc. L.P. Seven assigned the rights to us as repayment of its $810,000 outstanding debt obligation pursuant a contribution agreement that we entered into with some of our affiliates in connection with the line of credit agreement we had with Comerica Bank. The repayment amount represented L.P. Seven's proportionate fair value of L.P. Seven's interest in the mobile offshore drilling rig at November 24, 2004. The fair value of the mobile offshore drilling rig was determined using an independent third party appraisal and cash flow analysis.

     Kenilworth and SPK Exchange

     On December 1, 2004, we transferred our entire 5% ownership interest in ICON/Kenilworth, LLC ("Kenilworth"), a 25 MW co-generation facility on lease to Schering-Plough to an affiliate, ICON Income Fund Nine, LLC, ("Fund Nine") in exchange for Fund Nine's 25.87% ownership interest in ICON SPK 2023-A LLC ("SPK 2023"). Following the exchange, we have a 74.87% ownership interest in SPK 2023 and have no ownership interest in Kenilworth.

     Sale of Petsmart Equipment

     During October 2004, our lease with Petsmart, Inc. ("Petsmart") expired. Petsmart purchased all of the equipment, which consisted of conveyer systems, frames, racks, carousels and forklifts, for the equipment's fair value and we recognized a gain on this transaction of approximately $820,000.

     Sale of Boeing 767-300ER Aircraft

     During July 2004, one of our majority owned subsidiaries, ICON Aircraft 24846 LLC, sold its only asset, a Boeing 767-300ER aircraft, which resulted in a realized net loss of approximately $601,800.

     McDonnell Douglas DC10-30F Aircraft

     During 2003 we along with Fund Nine formed a joint venture, ICON Aircraft 47820 LLC, for the purpose of acquiring an investment in a McDonnell Douglas DC10-30F aircraft on lease to Federal Express Corporation, with an expiration date of March 31, 2007. This lease may be renewed for up to five years thereafter. We have a 90% ownership interest in this joint venture. At December 31, 2005, our General Partner determined based upon an independent third party appraisal that the estimated salvage value was less than the appraised value. A decision was made to record an impairment loss for approximately $3,626,000 to more closely approximate the current fair market value of the equipment.

     Cathay Pacific Aircraft

     We have a 100% interest in one Airbus A340-313X aircraft and a 50% interest in a second Airbus A340-313X aircraft on lease to Cathay. The original lease on the first aircraft was due to expire on March 14, 2006 and has been extended until October 1, 2011. In connection with the lease extension, we refinanced the non-recourse debt that was incurred when we acquired the aircraft. Approximately $52,850,000 in non-recourse debt was due to be repaid on March 14, 2006. Pursuant to the terms of the new loan agreement, the lender agreed to refinance the entire amount of the non-recourse debt outstanding and extend the terms of the repayment of the non-recourse debt to October 1, 2011. The original lease on the second aircraft was due to expire on March 27, 2006 and has been extended until July 1, 2011. In connection with the lease extension, we refinanced the non-recourse debt that was incurred when we acquired the aircraft. Pursuant to the terms of the new loan agreement, we refinanced approximately $52,850,000 of the non-recourse debt outstanding and extended the terms of the repayment to July 1, 2011.

     Current Business Environment and Outlook

     The United States economy appears to be recovering, and the leasing industry's outlook for the foreseeable future is encouraging. The November 2005 Economic Vital Signs Report by the United States Joint Economic Committee stated that fears stemming from the economic impact of natural disasters appears unfounded, that gross domestic product ("GDP") increased 3.8% during the third quarter 2005. As conditions for capital investment remain favorable and indicate continued growth, we anticipate that capital spending by corporations should continue to increase in 2006. Increased capital spending may increase available leases thereby creating more opportunities in the leasing market. We believe the leasing industry's outlook for the foreseeable future is encouraging.

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

     New Accounting Pronouncements

     On June 1, 2005 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 154 "Accounting Changes and Error Corrections" ("SFAS 154") which replaces Accounting Principles Board Opinion No. 20, "Accounting Changes" ("APB 20") and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable for fiscal years beginning after December 15, 2005. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. We do not expect the adoption of SFAS 154 to have an impact on our financial position or results of operations.

     Our General Partner does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the accompanying financial statements.

     Critical Accounting Policies

     An appreciation of our critical accounting policies is necessary to understand our financial results. These policies may require our General Partner to make difficult and subjective judgments regarding uncertainties, and as a result, such estimates may significantly impact our financial results. The precision of these estimates and the likelihood of future changes depend on a number of underlying variables and a range of possible outcomes. We applied our critical accounting policies and estimation methods consistently in all periods presented. We consider the following accounting policies to be critical to our business:

o        Lease classification and revenue recognition
o        Asset impairments
o        Depreciation

     Lease Classification and Revenue Recognition

     The equipment we expect to lease to third parties will be classified either as a finance lease or an operating lease, which will be determined based upon the terms of each lease. Initial direct costs are capitalized and amortized over the term of the finance lease. For an operating lease, the initial direct costs are included as a component of the cost of the equipment and depreciated.

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

     Our General Partner has an investment committee that approves each new equipment acquisition and lease transaction. As part of its process it determines the residual value to be used once the acquisition has been approved. The factors considered in determining the residual value include, but are not limited to, the creditworthiness of the potential lessee, the type of equipment being considered, how the equipment is integrated into the potential lessees business, the length of the lease and industry in which the potential lessee operates. Residual values are reviewed in accordance with our policy to review all significant assets in our portfolio.

     Asset Impairments

     The significant assets in our asset portfolio are periodically reviewed, at least annually, by our General Partner, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Our General Partner uses independent qualified third party appraisers to assist in the review process. An impairment loss will be recognized if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. In such circumstances, we will estimate the future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future cash outflows expected to be necessary to obtain those inflows. An impairment loss will be measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.

     The events or changes in circumstances which generally indicate that an asset may be impaired are (i) the estimated fair value of the underlying equipment is less than our carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to satisfy our residual position in the asset and, if applicable, the remaining obligation to the non-recourse lender. Generally in the latter situation, the residual position relates to equipment subject to third party non-recourse note payable where the lessee remits their rental payments directly to the lender and we do not recover our residual position until the non-recourse note payable is repaid in full.

     Depreciation

     We record depreciation expense on equipment classified as an operating lease. In order to calculate depreciation we first determine the depreciable equipment cost, which is the cost less estimated salvage value. The estimated salvage value is our estimate of the value of the equipment at lease termination. The estimated residual value is reviewed annually by our General Partner to determine whether an impairment charge may be required. Our General Partner uses independent qualified third party appraisers to assist in the review process. Depreciation expense is recorded ratably over the term of the related lease.

Results of Operations for the Years Ended December 31, 2005 ("2005") and 2004 ("2004")

     We are currently in our reinvestment period and anticipate entering our liquidation period during October 2006, unless our General Partner extends the reinvestment period, which it may do, at its discretion, for up to an additional three years. While in the reinvestment period, we will continue to look for equipment leases to purchase, either with cash or with a combination of cash and financing. As such, we expect our revenue will fluctuate due to our selling some equipment leases while purchasing other equipment leases. We also expect to have gains and losses from the sales of equipment during this time period. As for our expenses, we anticipate interest expense to decrease as our outstanding debt decreases. If we enter into an equipment lease where we finance a portion of the purchase price then interest expense will increase.

     Once we enter our liquidation period, we will sell our assets in the ordinary course of business. As we begin to sell our assets both rental income and finance income will decrease over time as will expenses related to our assets such as depreciation expense. Additionally, interest expense should decrease as we reach the expiration of leases that were financed and the debt is repaid to the lender. As leased equipment is sold we will experience both gains and losses on these sales.

         Revenue for 2005 and 2004 are summarized as follows:



                                                                         Years Ended December 31,
                                                                         ------------------------
                                                                     2005             2004        Change
                                                                     ----             ----        ------
 Total revenue                                                  $ 25,926,526    $ 21,591,797  $ 4,334,729
                                                                ============    ============  ===========

 Rental income                                                  $ 19,426,643    $ 19,602,860  $  (176,217)
 Finance income                                                 $    563,439    $  1,134,039  $  (570,600)
 Net gain on sales of equipment and residual values             $  4,827,527    $    293,932  $ 4,533,595
 Income from investments in joint ventures                      $    515,832    $    425,833  $    89,949
 Interest and other income                                      $    593,085    $    135,083  $   458,002


     Total revenue for 2005 increased by $4,334,729, or 20.1%, as compared to 2004 which was primarily attributable to an increase in our net gain on sales of equipment and residual values offset by a decrease in finance income. The increase in net gain on sales of equipment and residual values was due primarily to a $4,482,512 gain on sale of equipment on lease to BAE which occurred on October 31, 2005. The decrease in finance income was primarily from the termination of equipment leased to Petsmart which was sold in February 2005.

         Expenses for 2005 and 2004 are summarized as follows:


                                                                         Years Ended December 31,
                                                                         ------------------------
                                                                     2005             2004         Change
                                                                     ----             ----         ------
 Total expenses                                                 $ 22,557,941    $ 26,200,803  $(3,642,862)
                                                                ============    ============= ============

 Depreciation and amortization                                  $ 12,573,850    $ 14,749,143  $ (2,175,293)
 Interest                                                       $  4,285,629    $  5,688,282  $ (1,402,653)
 Management fees - General Partner                              $  1,311,990    $  1,500,347  $   (188,357)
 Administrative expense reimbursement - General Partner         $    515,934    $    862,030  $   (346,096)
 Aircraft maintenance                                           $        -      $    171,180  $   (171,180)
 General and administrative                                     $    543,819    $  1,188,050  $   (644,231)
 Bad debt (reversal) expense                                    $   (411,742)   $    411,742  $   (823,484)
 Impairment loss                                                $  3,855,316    $  1,801,788  $  2,053,528
 Minority interest                                              $   (116,855)   $   (171,759) $     54,904



     Total expenses for 2005 decreased by $3,642,862 or 13.9%, over 2004. The decrease was generally due to a decrease in all expenses. The decrease in depreciation and amortization, interest and aircraft maintenance expense was a result of the sale of equipment in (i) ICON Cheyenne and (ii) ICON Aircraft 24846, during 2004. The decrease in management fees - General Partner and administrative expense reimbursements - General Partner was due to lease terminations in 2004 that reduced our General Partner's time spend on our activities during 2005. During 2005 we incurred an impairment loss on our optical/digital equipment on lease to K-Mart of approximately $229,000 due to recent technological developments in this industry and we recorded an impairment to ICON Aircraft 47820 of approximately $3,626,000 to more closely approximate the current fair market value of the equipment. During 2004 we recorded a one-time impairment loss to ICON Aircraft 24846 based on an appraisal we received for the aircraft in 2004. The decrease in our bad debt expense was due to a one-time bad debt expense we recorded in 2004 related to one K-Mart equipment lease schedule that K-Mart had been attempting to reject as part of its bankruptcy proceeding.

     Net Income (Loss)

     As a result of the foregoing factors, net income for 2005 was $3,368,585 as compared to a net loss for 2004 of $(4,609,006). The net income per weighted average number of limited partnership units outstanding for 2005 was $4.49 as compared to a net loss per weighted average number of limited partnership units outstanding for 2004 of $(6.13).

Results of Operations for the Years Ended December 31, 2004 ("2004") and 2003 ("2003")

         Revenue for 2004 and 2003 are summarized as follows:

                                                                         Years Ended December 31,
                                                                         ------------------------
                                                                    2004             2003         Change
                                                                    ----             ----         ------
 Total revenue                                                  $ 21,591,797    $ 25,150,087  $ (3,558,290)
                                                                ============    ============  ============

 Rental income                                                  $ 19,602,860    $ 21,965,472  $ (2,362,612)
 Finance income                                                 $  1,134,039    $  2,013,276  $   (879,237)
 Net gain on sales of equipment and residual values             $    293,932    $    798,490  $   (504,558)
 Income from investments in joint ventures                      $    430,029    $    341,992  $     88,037
 Interest and other income                                      $    130,937    $     30,857  $    100,080



     Total revenue for 2004 decreased by $3,558,290, or 14.1%, as compared to 2003. The decrease in revenue was due primarily to a decrease in rental income that resulted from the termination of equipment on lease by one of our consolidated joint ventures, ICON Aircraft 24846. We received no rental income from this joint venture in 2004 while we received six months of rental income in 2003. The decrease in finance income resulted primarily from the termination of two leases to CSK Auto in November 2003. The increase in net gain on sales of equipment and residual values was due primarily to a greater number of leases being terminated in ICON Cheyenne in 2004 at losses as compared to 2003. Partially offsetting this decrease in net gain on sales of equipment and residual values was a gain from the sale of the WH Smith and Summit portfolio of residuals in 2004.

         Expenses for 2004 and 2003 are summarized as follows:


                                                                      Years Ended December 31,
                                                                      ------------------------
                                                                    2004             2003         Change
                                                                    ----             ----         ------
 Total expenses                                                 $ 26,200,803    $ 30,331,296  $ (4,130,493)
                                                                ============    ============  ============

 Depreciation and amortization                                  $ 14,749,143    $ 17,125,741  $ (2,376,598)
 Interest                                                       $  5,688,282    $  7,486,199  $ (1,797,917)
 Management fees - General Partner                              $  1,500,347    $  2,008,870  $   (508,523)
 Administrative expense reimbursement - General Partner         $    862,030    $    936,605  $    (74,575)
 Aircraft maintenance                                           $    171,180    $    745,872  $   (574,692)
 General and administrative                                     $  1,188,050    $  1,277,570  $    (89,520)
 Bad debt (reversal) expense                                    $    411,742    $        -    $    411,742
 Impairment loss                                                $  1,801,788    $    900,000  $    901,788
 Minority interest                                              $   (171,759)   $   (149,561) $    (22,198)



     Total expenses for 2004 decreased by $4,130,493, or 13.6%, over 2003. The overall decrease in expenses was due primarily to decreases in depreciation expense that resulted from the termination of equipment on lease by one of our joint ventures, ICON Aircraft 24846. In 2004 we reclassified certain equipment that is now held for sale or lease and ceased recording depreciation expense. We recorded depreciation on these assets during 2003. Interest expense decreased due to the termination of equipment in ICON Aircraft 24846, which in turn retired the outstanding debt associated with the lease. The decrease in management fees - General Partner and administrative expense reimbursements - General Partner was due to terminations of leases that reduced the rentals that such fees are based on. Aircraft maintenance decreased due to the sale of the ICON Aircraft 24846 aircraft. Partially offsetting the decrease in expenses was an increase in impairment loss based upon our determination that the lease end value of some of our equipment is less then we previously estimated. The increase in provision for bad debts was recorded on one of the leases included in our portfolio of K-Mart leases due to ongoing legal problems with this one K-Mart lease.

     Net Loss

     As a result of the foregoing factors, net loss for 2004 was $4,609,006 as compared to a net loss for 2003 of $5,181,209. The net loss per weighted average number of limited partnership units outstanding in 2004 was $6.13 as compared to net loss per weighted average number of limited partnership units outstanding in 2003 of $6.86

     Liquidity and Capital Resources

     Sources and Uses of Cash

     At December 31, 2005 and 2004 we had cash and cash equivalents of $848,665 and $1,249,480, respectively. Historically, our main source of cash is from investing and financing activities. Our main use of cash is from financing activities and cash distributions to our partners.

     During 2005 and 2004 we received approximately $9,511,000 and $5,657,000, respectively, from the sales of equipment and residual values. Additionally in 2004, we received cash distributions from our joint ventures during 2004 of approximately $925,000. During 2005 and 2004 we also received cash from financing activities of approximately $3,560,000 and $1,920,000, respectively, from our recourse borrowings.

     During 2005 and 2004 we made cash payments to our partners of approximately $6,006,000 and $6,015,000, respectively. Cash payments used to repay our recourse borrowings for 2005 and 2004 were approximately $6,785,000 and $695,000, respectively. We used cash for investing activities during 2005 and 2004. During 2005 and 2004 we used cash to pay distributions to our joint ventures of approximately $350,000 and $660,000, respectively. During 2005 we paid approximately $673,000 to affiliates as advances.

     Financings and Borrowings

     We have non-recourse debt obligations which are being paid directly to the lenders by the lessees and accrue interest at rates ranging from 4.035% per year to 9.489% per year. The outstanding balance of our non-recourse debt at December 31, 2005 and 2004 was $63,746,059 and $83,080,022, respectively. During the year ended December 31, 2004 we retired $34,491,692 of non-recourse notes payable related to the sale of a Boeing 767-300ER aircraft.

     On August 31, 2005, we, along with certain of our affiliates (entities sponsored and organized by our General Partner), ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC, and ICON Leasing Fund Eleven, LLC ("Fund Eleven") (collectively, the "Borrowers") entered into a Commercial Loan Agreement (the "Loan Agreement"), with California Bank & Trust (the "Lender"). The Loan Agreement provides for a revolving line of credit of up to $17,000,000 pursuant to a senior secured revolving loan facility (the "Facility") which is secured by all assets of the Borrowers not subject to a first priority lien, as defined in the Loan Agreement. Each of the Borrowers is jointly and severally liable for all amounts borrowed under the Facility. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain lease agreements in which the Borrowers have a beneficial interest. The interest rate on any advances made under the Facility is the Lender's prime rate plus 0.25% per year (which was 7.5% at December 31, 2005). In accordance with the Loan Agreement, the Borrowers may elect to have up to five separate advances under the Facility each made at the rate at which United States dollar deposits can be acquired by the Lender in the London Interbank Eurocurrency Market, plus 2.75% per year. The Facility expires on August 31, 2007 unless renewed by the Borrowers for an additional one year term, in the sole discretion of the Lender.

     In accordance with the terms and conditions of the Loan Agreement, the Borrowers are required to comply with certain financial covenants, including, a minimum debt coverage ratio, a tangible net worth covenant, a leverage ratio and a minimum liquidity covenant. The Borrowers are in compliance with these covenants at December 31, 2005. The Loan Agreement prohibits the Borrowers from declaring or paying any distribution to investors if such a payment would cause the Borrowers to become non-compliant with the financial covenants in the Loan Agreement.

     In addition, on August 31, 2005, the Borrowers entered into a Contribution Agreement (the "Contribution Agreement") pursuant to which the Borrowers agreed to certain restrictions on the amounts and terms of their respective borrowings under the Facility in order to minimize the risk that a Borrower would be unable to repay its portion of the outstanding obligations under the Facility at any time. These restrictions include, but are not limited to, borrowing in excess of the lesser of (a) an amount each Borrower could reasonably expect to repay in one year from its projected free cash flow, or (b) the greater of (i) the borrowing base, as defined in the Loan Agreement, as applied to such and (ii) 50% of the net worth of such Borrower. The Contribution Agreement also provides that, in the event a Borrower pays an amount under the Contribution Agreement in excess of its share of the total obligations under the Facility, whether by reason of an event of default or otherwise, the other Borrowers will immediately make a contribution payment to such Borrower and in such amount that the aggregate amount paid by each Borrower reflects its allocable share of the aggregate obligations under the Facility. The Borrowers' obligations to each other under the Contribution Agreement are collateralized by a subordinate lien on the assets of each Borrower.

     Under the terms of the Loan Agreement, the Borrowers are required to maintain a cash reserve with the Lender representing 20% of all outstanding advances plus all pending advances. Fund Eleven has established an interest bearing cash account with the Lender totaling $909,185 at December 31, 2005, which satisfies the Lenders cash reserve requirement for all the Borrowers.

     On September 7, 2005, certain of the Borrowers were advanced approximately $10,200,000 under the Facility, which amount was used to completely repay all of the outstanding indebtedness owed by certain of the Borrowers and their affiliates under a prior revolving credit facility.

     Aggregate borrowings by all Borrowers under the Facility amounted to $4,545,927 at December 31, 2005. We currently have no borrowings under the Facility.

     Our General Partner believes that with the cash we have currently available, cash being generated from our leases, cash distributions from our joint ventures and proceeds from equipment sales, we have sufficient cash to continue our operations into the foreseeable future. However, our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect our lessee's business that are beyond our control. See "Item 1A. Risk Factors."

     Distributions

     We pay monthly distributions to our limited partners beginning with the first month after the limited partners' admission through the termination of the reinvestment period, which we anticipate will be October 16, 2006. We paid distributions to our limited partners for the years ended December 31, 2005, 2004 and 2003 of $5,945,538, $5,955,151 and $7,008,299, respectively. We paid distributions to General Partner for the years ended December 31, 2005, 2004 and 2003 of $60,058, $60,155 and $70,347, respectively.

     Contractual Obligations and Commitments

     At December 31, 2005 we are parties to both recourse and non-recourse debt. The lenders have security interests in equipment relating to the non-recourse debt and an assignment of the rental payments under the leases. If the lessee were to default on the non-recourse debt the equipment would be returned to the lender in extinguishment of the non-recourse debt. We are a party to a revolving line of credit as discussed in the financing and borrowings section above. We have no borrowings under this Facility at December 31, 2005. Principal maturities of our non-recourse debt consist of the following at December 31, 2005:

                                    Less Than 1      1 - 3         3 - 5     More Than 5
                        Total          Year           Years         Years        Years
                        -----          ----           -----         -----        -----

 Non-recourse debt  $ 63,746,059    $60,861,206    $  2,884,853    $     -    $     -
                    =============  =============   ============    ========    =======

     We have a commitment in regards to our 100% owned Cathay aircraft to pay 50% of the maintenance overhaul costs, which were incurred on or prior to March 14, 2006. The total estimated costs for this overhaul are approximately $1,750,000. At December 31, 2005, we have a maintenance reserve cash account of $1,449,025 to pay for these costs when incurred, which account has been funded in accordance with the terms of the lease. Any excess cash remaining after the maintenance overhaul is performed will be used to pay down the principal balance of the related non-recourse debt.

    Off-Balance Sheet Transactions

         None.

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

     To hedge our variable interest rate risk, we generally enter into interest rate swap contracts that will effectively convert the underlying floating interest rates to a fixed interest rate. In general, these swap agreements will reduce our interest rate risk associated with variable interest rate borrowings. However, we will be exposed to and manage credit risk associated with the counterparty to the swap agreement by dealing only with institutions our General Partner considers financially sound.

Item 8.  Consolidated Financial Statements

     Index to Financial Statements
                                                                        Page
     Report of Independent Registered Public Accounting Firm             23

     Consolidated Balance Sheets at December 31, 2005 and 2004           24

     Consolidated Statements of Operations for the Years Ended
       December 31, 2005, 2004 and 2003                                  26

     Consolidated Statement of Changes in Partners' Equity for the
       Years Ended December 31, 2003, 2004 and 2005                      27

     Consolidated Statements of Cash Flows for the Years Ended
       December 31, 2005, 2004 and 2003                                  28

     Notes to Consolidated Financial Statements                          30

     Schedule II - Valuation and Qualifying Accounts                     S-1

The Partners
ICON Income Fund Eight B L.P.


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

     We have audited the accompanying consolidated balance sheets of ICON Income Fund Eight B L.P. (a Delaware limited partnership) and subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of operations, changes in partners' equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2) of Form 10-K. These consolidated financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.


     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ICON Income Fund Eight B L.P. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Hays & Company, LLP

March 22, 2006
New York, New York

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)
                           Consolidated Balance Sheets
                                  December 31,


                                     ASSETS

                                                    2005            2004
                                                    -----           ----
 Cash and cash equivalents                      $    848,665    $  1,249,480
                                                ------------    ------------

 Investments in finance leases:
      Minimum rents receivable                     2,486,536      10,440,930
      Estimated unguaranteed residual values         677,390       1,227,902
      Initial direct costs, net                        8,347          74,841
      Unearned income                               (132,337)       (840,885)
      Allowance for doubtful accounts                      -        (411,742)
                                                -------------   ------------

         Net investments in finance leases         3,039,936      10,491,046
                                                ------------    -----------

 Investments in operating leases:
      Equipment, at cost                         118,154,977     138,085,569
      Accumulated depreciation                   (41,174,571)    (39,597,336)
                                                ------------    ------------

         Net investments in operating leases      76,980,406      98,488,233
                                                ------------    -----------

 Investments in joint ventures                     5,002,985       4,498,848
 Due from General Partner and affiliates              92,836          14,071
 Investment in option, at cost                     2,100,000       2,100,000
 Other assets, net                                 3,895,419       2,305,344
                                                ------------    ------------

         Total assets                           $ 91,960,247    $119,147,022
                                                ============    ============

See accompanying notes to consolidated financial statements.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)
                           Consolidated Balance Sheets
                                  December 31,


                        LIABILITIES AND PARTNERS' EQUITY



                                                                     2005             2004
                                                                     ----             ----
 Notes payable - non-recourse                                   $ 63,746,059    $ 83,080,022
 Notes payable - recourse                                                 -        3,225,000
 Due to General Partner and affiliates                                    -          169,543
 Deferred rental income                                              497,303       1,036,168
 Equipment sales advances                                                 -           72,600
 Security deposits and other liabilities                             426,263       1,145,673
 Minority interest                                                   353,481         820,725
                                                                ------------    ------------

      Total liabilities                                           65,023,106      89,549,731
                                                                ------------    ------------

 Commitments and contingencies

 Partners' equity:
      General Partner                                               (380,487)       (354,117)
      Limited Partners: 742,830 and 743,279 units
         outstanding, $100 per unit original issue price          27,317,628      29,951,408
                                                                ------------    ------------

      Total partners' equity                                      26,937,141      29,597,291
                                                                ------------    ------------

      Total liabilities and partners' equity                    $ 91,960,247    $119,147,022
                                                                ============    ============


See accompanying notes to consolidated financial statements.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)
                      Consolidated Statements of Operations
                            Years Ended December 31,



                                                                  2005             2004             2003
                                                                  -----            -----           ----
 Revenue:
      Rental income                                             $ 19,426,643    $ 19,602,860  $ 21,965,472
      Finance income                                                 563,439       1,134,039     2,013,276
      Income from investments in joint ventures                      515,832         425,883       341,992
      Net gain on sales of equipment and residual values           4,827,527         293,932       798,490
      Interest and other income                                      593,085         135,083        30,857
                                                                ------------    ------------  ------------

         Total revenue                                            25,926,526      21,591,797    25,150,087
                                                                ------------    ------------  ------------

 Expenses:
      Depreciation and amortization                               12,573,850      14,749,143    17,125,741
      Interest                                                     4,285,629       5,688,282     7,486,199
      Management fees - General Partner                            1,311,990       1,500,347     2,008,870
      Administrative expense reimbursements - General Partner        515,934         862,030       936,605
      Aircraft maintenance                                                 -         171,180       745,872
      General and administrative                                     543,819       1,188,050     1,277,570
      Bad debt (reversal) expense                                   (411,742)        411,742            -
      Impairment loss                                              3,855,316       1,801,788       900,000
      Minority interest                                             (116,855)       (171,759)     (149,561)
                                                                ------------    ------------  ------------

         Total expenses                                           22,557,941      26,200,803    30,331,296
                                                                ------------    ------------  -----------

 Net income (loss)                                              $  3,368,585    $ (4,609,006) $ (5,181,209)
                                                                ============    ============  ============

 Net income (loss) allocable to:
      Limited Partners                                          $  3,334,899    $ (4,562,916) $ (5,129,397)
      General Partner                                                 33,686         (46,090)      (51,812)
                                                                ------------    ------------- ------------

                                                                $   3,368,585   $ (4,609,006) $ (5,181,209)
                                                                =============   ============  ============

 Weighted average number of limited
      partnership units outstanding                                   743,161        744,463       747,189
                                                                =============   ============  ============

 Net income (loss) per weighted average
      limited partnership unit                                  $       4.49    $      (6.13) $      (6.86)
                                                                ============    ============  ============



See accompanying notes to consolidated financial statements.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)
              Consolidated Statement of Changes in Partners' Equity
                  Years Ended December 31, 2003, 2004 and 2005



                                              Limited Partners                                    Total
                                                   Units          Limited         General        Partners'
                                               Outstanding       Partners        Partner          Equity
                                               -----------       --------        -------          ------

Balance, January 1, 2003                             748,445    $ 52,946,108    $   (125,713) $ 52,820,395
      Limited partnership units redeemed              (2,954)       (196,571)           -         (196,571)
      Cash distributions to partners                     -        (7,008,299)        (70,347)   (7,078,646)
      Net loss                                           -        (5,129,397)        (51,812)   (5,181,209)
                                                ------------    ------------    ------------  -------------

 Balance, December 31, 2003                          745,491      40,611,841        (247,872)   40,363,969
      Limited partnership units redeemed              (2,212)       (142,366)           -         (142,366)
      Cash distributions to partners                     -        (5,955,151)        (60,155)   (6,015,306)
      Net loss                                           -        (4,562,916)        (46,090)   (4,609,006)
                                                ------------    ------------    ------------  ------------

 Balance, December 31, 2004                          743,279      29,951,408        (354,117)   29,597,291
      Limited partnership units redeemed                (449)        (23,139)             -        (23,139)
      Cash distributions to partners                     -        (5,945,540)        (60,056)   (6,005,596)
      Net income                                         -         3,334,899          33,686     3,368,585
                                                ------------    ------------    ------------  ------------

 Balance, December 31, 2005                          742,830    $ 27,317,628    $   (380,487)  $ 26,937,141
                                                ============    ============    ============= ============



See accompanying notes to consolidated financial statements.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)
                      Consolidated Statements of Cash Flows
                  Years Ended December 31, 2005, 2004 and 2003




 Increase (decrease) in cash and cash equivalents                                    2005           2004           2003
                                                                                     -----          -----          ----
 Cash flows from operating activities
      Net income (loss)                                                          $ 3,368,585  $ (4,609,006)   $ (5,181,209)
       Adjustments to reconcile net income (loss) to net cash provided by (used
         in) operating activities:
            Rental income paid directly to lenders by lessees                    (17,076,952)  (18,082,778)    (20,680,057)
            Interest expense on non-recourse financing
               paid directly to lenders by lessees                                 3,757,058     4,956,594       5,987,533
            Depreciation and amortization                                         12,573,850    14,749,143      17,125,741
            Finance income paid directly to lenders by lessees                      (414,389)     (799,636)     (1,087,564)
            Net gain on sales of equipment and residual values                    (4,827,527)     (293,932)        (798,490)
            Income from investments in joint ventures                               (515,832)     (425,883)       (341,992)
            Bad debt expense (reversal)                                             (411,742)      411,742              -
            Impairment loss                                                        3,855,316     1,801,788         900,000
            Minority interest                                                       (116,855)     (171,759)       (149,561)
      Changes in operating assets and liabilities:
         Collection of principal - non-financed receivables                          732,028     1,589,028       1,853,879
         Due to/from General Partner and affiliates                                 (248,308)      224,439        (289,602)
         Other assets                                                               (128,620)     (287,477)        165,400
         Deferred rental income                                                      237,343       378,328         175,090
         Security deposits and other liabilities                                    (346,392)     (231,350)        513,964
                                                                                ------------  ------------    -----------

 Net cash provided by (used in) operating activities                                 437,563      (790,759)     (1,806,868)
                                                                                ------------  ------------    ------------

 Cash flows from investing activities:
      Proceeds from sales of equipment and residual values                         9,438,738     6,004,595       6,291,597
      Equipment sales advances received                                                   -         12,600       1,361,506
      Cash investment in operating leases                                                 -            -        (3,076,564)
      Loans and advances to affiliates                                              (672,992)   (1,014,384)            -
      Distributions to minority interest in  joint venture                          (350,389)     (660,232)       (288,269)
      Cash investment in joint venture                                                    -        (5,616)             -
      Distributions received from joint ventures                                          -        925,111       1,245,127
                                                                                ------------  ------------    ------------
 Net cash provided by investing activities                                         8,415,357     5,262,074       5,533,397
                                                                                ------------  ------------    ------------
 Cash flows from financing activities:
      Cash distributions to partners                                              (6,005,596)   (6,015,306)    (7,078,646)
      Proceeds from recourse borrowings                                            4,160,000     1,920,000      2,000,000
      Payment of recourse borrowings                                              (7,385,000)     (695,000)      (400,000)
      Payment of non-recourse borrowings                                                 -         (73,046)     (5,179,053)
      Minority interest contribution, net                                                -          23,080         389,518
      Redemption of limited partnership units                                        (23,139)     (142,366)       (196,571)
                                                                                ------------  ------------    ------------
 Net cash used in financing activities
                                                                                  (9,253,735)   (4,982,638)    (10,464,752)
                                                                                ------------  ------------    ------------
 Net decrease in cash and cash equivalents                                          (400,815)     (511,323)     (6,738,223)

Cash and cash equivalents, beginning of the year                                   1,249,480     1,760,803       8,499,026
                                                                                ------------  ------------    ------------
Cash and cash equivalents, end of the year                                      $    848,665  $  1,249,480    $  1,760,803
                                                                                ============  ============    ============

See accompanying notes to consolidated financial statements.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)
                      Consolidated Statements of Cash Flows
                  Years Ended December 31, 2005, 2004 and 2003


                                                                                      2005            2004         2003
                                                                                     -----          -----          ----
 Supplemental disclosure of cash flow information:
      Cash paid during the year for interest                                   $    779,435  $    731,688    $  1,298,666
                                                                                ============  ============    ============


 Supplemental disclosure of non-cash investing and financing activities:
      Principal and interest paid directly to lenders by lessees                $ 19,692,615  $ 20,323,662    $ 25,312,177
                                                                                ============  ============    =============
      Notes payable non-recourse cancelled with repossession of equipment       $  3,398,406  $ 34,491,692    $        -
                                                                                ============  ============    =============

      Transfer of investment of operating leases, net of accumulated
         depreciation, to equipment held for sale or lease                      $       -     $         -     $ 36,430,179
                                                                                ============  ============    ============

      Non-cash portion of equipment purchased with non-recourse debt            $       -     $         -     $ 24,211,080
                                                                                ============  ============    ============
      Joint venture interests acquired from affiliate in
     exchange for amounts owed, at fair value                                   $    672,992  $  1,014,384    $        -
                                                                                ============  ============    ============



See accompanying notes to consolidated financial statements.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2005 and 2004

(1)    Organization

     ICON Income Fund Eight B L.P. (the "Partnership") was formed on February 7, 2000, as a Delaware limited partnership. The Partnership is primarily engaged in one business segment, the business of acquiring equipment subject to lease. The Partnership will continue until December 31, 2017, unless terminated sooner.

     The Partnership's principal investment objective is to obtain the maximum economic return from its investments for the benefit of its partners. To achieve this objective the Partnership has: (i) acquired a diversified portfolio of equipment leases and financing transactions; (ii) made monthly cash distributions to its partners commencing with each partner's admission through the reinvestment period, which the Partnership anticipates ending on October 16, 2006, (iii) re-invested substantially all undistributed cash from operations and cash from sales of equipment and financing transactions during the reinvestment period; and (iv) when the Partnership starts its liquidation period, dispose of its investments and distribute the cash from sales of such investments to its partners.

     The General Partner of the Partnership is ICON Capital Corp. (the "General Partner"), a Connecticut corporation. The General Partner manages and controls the business affairs, including but not limited to, the Partnership's equipment leases and financing transactions under the terms of a management agreement with the Partnership. Additionally, the General Partner has a 1% ownership interest in the Partnership.

     The Partnership's maximum offering was $75,000,000. The Partnership commenced business operations on its initial closing date, June 14, 2000, with the admission of 15,816 limited partnership units representing $1,581,551 of capital contributions. Between June 15, 2000 and October 17, 2001, the final closing date, 734,184 additional limited partnership units were sold representing $73,418,449 of capital contributions bringing the total admission to 750,000 limited partnership units sold totaling $75,000,000 of capital contributions. From 2001 through 2005, the Partnership redeemed 7,170 limited partnership units leaving 742,830 limited partnership units outstanding at December 31, 2005.

     Partners' capital accounts are increased for their initial capital contribution plus their proportionate share of earnings and decreased by their proportionate share of losses and distributions. Profits, losses, cash distributions and liquidation proceeds are allocated 99% to the limited partners and 1% to the General Partner until each limited partner has received cash distributions and liquidation proceeds sufficient to reduce their adjusted capital contribution account to zero and receive, in addition, other distributions and allocations which would provide an 8% per annum cumulative return on their outstanding adjusted capital contribution account. After such time, distributions will be allocated 90% to the limited partners and 10% to the General Partner.

(2)    Summary of Significant Accounting Policies

     Consolidation and Minority Interest

     The  consolidated   financial   statements  include  the  accounts  of  the
Partnership and its majority owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2005 and 2004

(2)    Summary of Significant Accounting Policies - continued

     The Partnership accounts for its interests in minority owned joint ventures where the Partnership's ownership percentage is greater than 5% and less than 50%, under the equity method of accounting. In such cases, the Partnership's original investments are recorded at cost and adjusted for its share of earnings, losses and distributions.

     Cash and Cash Equivalents

     Cash and cash equivalents include cash in banks and highly liquid investments with original maturity dates of three months or less when purchased.

     Allowance for Doubtful Accounts

     The Partnership estimates collectibility of receivables by analyzing lessee concentrations, credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. The Partnership records an allowance for doubtful accounts when the analysis indicates that the probability of full collection is unlikely.

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

     Asset Impairments

     The Partnership's asset portfolio is periodically reviewed, at least annually, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. If there is an indication of impairment, the Partnership estimates the future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. Future cash flows are the cash inflows expected to be generated by an asset less the cash outflows expected to be necessary to obtain those inflows. If an impairment is determined to exist, an impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2005 and 2004

(2)    Summary of Significant Accounting Policies - continued

     The events or changes in circumstances which generally indicate that an asset may be impaired are (i) the estimated fair value of the underlying equipment is less than its carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to satisfy our residual position in the asset and, if applicable, the remaining obligation to the non-recourse lender. Generally in the latter situation, the residual position relates to equipment subject to third party non-recourse notes payable where the lessee remits their rental payments directly to the lender and the LLC does not recover its residual position until the non-recourse note payable is repaid in full.

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

     For operating leases, rental income is recognized on a straight line basis over the lease term. Billed and uncollected operating lease receivables are included in other assets. Deferred income is the difference between the timing of the cash payments and the income recognized on a straight line basis.

     Redemption of Limited Partnership Units

     The Partnership may, at its discretion, redeem units from a limited number of its limited partners, in any one year, as defined in the partnership agreement. The redemption amounts are calculated following a specified redemption formula in accordance with the partnership agreement. Redeemed units have no voting rights and do not share in distributions. Redeemed limited partnership units are accounted for as a reduction from partners' equity.

     Per Unit Data

     Net income (loss) and distributions per unit are based upon the weighted average number of units outstanding during the year.

     Income Taxes

     No provision for income taxes has been recorded since the liability for such taxes is that of each of the individual partners rather than the Partnership. The Partnership's income tax returns are subject to examination by the Federal and state taxing authorities, and changes, if any, could adjust the individual income tax of the partners.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2005 and 2004

(2)    Summary of Significant Accounting Policies - continued

     Fair Value of Financial Instruments

     Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures About Fair Values of Financial Instruments," requires disclosures about the fair value of financial instruments. Separate disclosure of fair value information at December 31, 2004 and 2003 with respect to the Partnership's assets and liabilities is not separately provided since (i) SFAS No. 107 does not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets, other than lease related investments, and the recorded value of notes payable approximates fair value due to their short-term maturities and variable interest rates. The fair value of the Partnership's non-recourse debt, estimated based upon the interest rate available from the Partnership's recourse lender at December 31, 2005, is approximately $69,927,000 at December 31, 2005.

     Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates primarily include the allowance for doubtful accounts and unguaranteed residual values. Actual results could differ from those estimates.

     Recent Accounting Pronouncements

     On June 1, 2005 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 154 "Accounting Changes and Error Corrections" ("SFAS 154") which replaces Accounting Principles Board Opinion No. 20, "Accounting Changes" ("APB 20") and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable for fiscal years beginning after December 15, 2005. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. The Partnership does not expect the adoption of SFAS 154 to have an impact on its financial position or results of operations.

     The General Partner does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

     Reclassifications

     Certain reclassifications have been made to the accompanying consolidated financial statements in prior years to conform to the current presentation.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2005 and 2004

(3)    Joint Ventures

     The Partnership and its affiliates, entities also managed and controlled by the General Partner, formed seven joint ventures, discussed below, for the purpose of acquiring and managing various assets. The Partnership and these affiliates have substantially identical investment objectives and participate on the same terms and conditions. The Partnership and the other members have a right of first refusal to purchase the equipment, on a pro-rata basis, if any of the other members desire to sell their interests in the equipment or joint venture.

     The four joint ventures described below are majority owned and consolidated with the Partnership.

     ICON Cheyenne LLC

     The Partnership along with ICON Cash Flow Partners L.P. Six ("L.P. Six"), ICON Cash Flow Partners L.P. Seven ("L.P. Seven") and ICON Income Fund Eight A L.P. ("Fund Eight A") formed ICON Cheyenne LLC ("ICON Cheyenne") for the purpose of acquiring and managing a portfolio of equipment leases consisting of over the road rolling stock, manufacturing equipment and materials handling equipment. The original transaction involved acquiring from Cheyenne Leasing Company a portfolio of 119 leases, of which 16 remain active at December 31, 2005, with various expiration dates through September 2007.

     On December 23, 2005, L.P. Six sold its 1.0% interest in ICON Cheyenne to the Partnership for approximately $4,800 thereby increasing the Partnership's ownership interest to 97.73%. This price was determined by the General Partner to represent the estimated fair value of L.P. Six's investment in ICON Cheyenne using a cash flow analysis of the remaining leases.

     On September 23, 2004, L.P. Seven assigned a 9.04% interest in ICON Cheyenne to the Partnership for $204,384, thereby increasing the Partnership's ownership in ICON Cheyenne to 96.73%. This assignment was made in order for L.P. Seven to repay its outstanding debt obligation to the Partnership pursuant to a contribution agreement that the Partnership entered into with some of its affiliates in connection with the line of credit agreement the Partnership had with Comerica Bank. This price was determined by the General Partner to represent the estimated fair value of L.P. Seven's investment in ICON Cheyenne determined using a cash flow analysis of the remaining leases.

     At December 31, 2005, the Partnership, L.P. Seven and Fund Eight A had ownership interests of 97.73%, 1.27%, and 1.0%, respectively, in ICON Cheyenne. The outstanding balance of the non-recourse debt secured by these assets, at December 31, 2005, was $6,843.

     ICON Aircraft 47820 LLC

     The Partnership, along with ICON Income Fund Nine LLC, ("Fund Nine"), formed, ICON Aircraft 47820 LLC ("ICON 47820") for the purpose of acquiring an investment in a McDonnell Douglas DC 10-30F aircraft on lease to Federal Express Corporation ("FedEx"). The aircraft, owned by ICON 47820 was acquired with cash and the assumption of non-recourse debt. The Partnership and Fund Nine have ownership interests of 90% and 10%, respectively, in ICON 47820. The lender has a security interest in the aircraft and an assignment of the rental payments under the lease. The lease is scheduled to expire in March 2007, at which time the final lease payment of $2,916,523 will be used to repay the remaining balance of the outstanding non-recourse debt. The outstanding balance of the non-recourse debt secured by this aircraft, at December 31, 2005, was $8,490,773.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2005 and 2004

(3)    Joint Ventures - continued

     At December 31, 2005, the General Partner determined, based upon an independent third party appraisal that indicated the aircraft may be impaired and a slower than expected recovery in the air transportation industry, to record an impairment loss for approximately $3,626,000 to more closely approximate the adjusted book value to the current fair value of the aircraft.

     ICON SPK 2023-A, LLC

     The Partnership, along with Fund Nine, formed ICON SPK 2023-A LLC ("SPK 2023-A") for the purpose of acquiring and managing a portfolio of equipment leases consisting of material handling, telecommunication and computer equipment. The original transaction involved acquiring a portfolio of 32 leases, of which 13 remain active at December 31, 2005, with various lease expiration dates through April 2008.

     On December 1, 2004, Fund Nine transferred a 25.87% ownership interest in SPK 2023-A to the Partnership in exchange for the Partnership's entire 5% ownership interest in ICON/Kenilworth LLC. The Partnership and Fund Nine entered into this transaction in order to minimize the New Jersey State income tax obligations of the Partnership. After the exchange, the Partnership has a 74.87% ownership interest in SPK 2023-A and has no ownership interest in
ICON/Kenilworth LLC. The General Partner computed the fair value of the ICON/Kenilworth LLC interest and the SPK 2023-A interest based on their knowledge of current market conditions, discounted cash flow analyis and a recent appraisal received for ICON/Kenilworth LLC.

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

     The aircraft was sold on July 29, 2004 and ICON Aircraft 24846 recognized a loss on the sale of approximately $601,800 which was recorded as an impairment loss in June 2004. The General Partner had determined that it was in the best interest of ICON Aircraft 24846 and its members to sell the Boeing 767-300ER aircraft to BTM Capital Corp., the lender, for an amount equal to the then outstanding debt balance. The decision to sell the aircraft was based, in part, on the following factors: (i) the aircraft's fair market value was estimated to be between $24,000,000 and $27,000,000 and the balance of the outstanding debt was $34,500,000; (ii) any new lease for the aircraft would have required an additional $850,000 in equity (at a minimum) in order to reconfigure the aircraft and upgrade the engines; and (iii) if the Partnership were to continue to remarket the aircraft, the lender would have required interest only payments of approximately $100,000 per month until the aircraft was re-leased.

     The three joint ventures described below are minority owned by the Partnership.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2005 and 2004

(3)    Joint Ventures - continued

     ICON Aircraft 126, LLC

     The Partnership along with Fund Nine formed ICON Aircraft 126 LLC ("ICON 126") for the purpose of acquiring all of the outstanding shares of Delta Aircraft Leasing Limited ("D.A.L."), a Cayman Islands registered company, which owns, through an Owner Trust, an Airbus A340-313X aircraft which is on lease to Cathay Pacific Airways Limited ("Cathay") through March 2006 and has been extended until July 1, 2011. The Partnership and Fund Nine each have ownership interests of 50% in ICON 126. ICON 126 consolidates the financial position and operations of D.A.L. in its consolidated financial statements.

     Simultaneously with the lease extension, the owner trustee refinanced the non-recourse debt associated with the aircraft which was scheduled on March 27, 2006 with a balloon payment of approximately $52,850,000. Pursuant to the terms of the new loan agreement, the lender agreed to refinance the entire amount of the non-recourse debt outstanding and extended the terms of the repayment of the non-recourse debt to July 1, 2011.

     The owner trustee has a commitment in regards to its Cathay aircraft to pay 50% of the maintenance overhaul costs, which were incurred on or prior to March 27, 2006. The owner trustee has established a maintenance reserve cash account to pay for its portion of these costs, which account has been funded in accordance with the terms of the lease. Any excess cash remaining after the maintenance overhaul is performed will be used to pay down the principal balance of the related non-recourse debt.

     Information as to the financial position and results of operations of ICON 126 at December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004 and 2003 are summarized below:

                                                            December 31,
                                                            ------------
                                                        2005            2004
                                                        -----           ----
 Assets                                             $ 62,811,686  $ 66,651,934
                                                    ============  ============
 Liabilities                                        $ 54,140,314  $ 58,885,070
                                                    ============  ============
 Equity                                             $  8,671,372  $  7,766,864
                                                    ============  ============
 Partnership's share of equity                      $  4,335,686  $  3,883,432
                                                    ============  ============


                                                Years Ended December 31,
                                               ------------------------
                                         2005             2004           2003
                                         -----            -----          ----
 Net income                            $  904,508       $ 626,126    $ 406,482
                                       ==========       ==========   =========
 Partnership's share of net income     $  452,254       $ 313,063    $ 203,240
                                       ==========       ==========   =========

     ICON Aircraft 46835, LLC

     The Partnership along with Fund Nine formed ICON Aircraft 46835, LLC ("ICON 46835") for the purpose of acquiring an investment in a McDonnell Douglas DC-10-30F aircraft on lease to Federal Express Corporation. The Partnership and Fund Nine have ownership interests of 15% and 85%, respectively. ICON 46835 acquired the aircraft subject to a lease with cash and the assumption of non-recourse debt. The lender has a security interest in the aircraft and an assignment of the rental payments under the lease. The lease is scheduled to expire in March 2007, at which time the final lease payment of $2,708,000 will be used to repay the remaining outstanding balance of the non-recourse debt.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2005 and 2004

(3)  Joint Ventures - continued

         ICON/Kenilworth LLC

     The Partnership and an affiliate, Fund Nine formed ICON/Kenilworth LLC ("Kenilworth") for the purpose of acquiring a natural gas-fired 25MW co-generation facility on lease to Schering-Plough. The base lease for the co-generation facility expired in July 2004 and has been extended until 2009. The outstanding balance of the non-recourse debt was fully repaid at the end of the base lease term in July 2004.

     As discussed above, on December 1, 2004, the Partnership transferred its entire 5% ownership interest in Kenilworth to an affiliate, Fund Nine.

(4)    Investments in Finance Leases

     The Partnership has an investment in a finance lease with Regus Business Center Corp. ("Regus"), which leases office, telecommunications and computer equipment from the Partnership as a direct finance lease since August of 2000.

     Regus filed for bankruptcy protection under Chapter 11 of the United States bankruptcy code on January 14, 2003. The Partnership had been negotiating an amended lease with Regus which was approved when Regus emerged from bankruptcy protection. Under the revised lease agreement, Regus commenced making payments at a reduced rental rate, with an extension for 48 months, effective from March 15, 2003. At December 31, 2005 and 2004, Regus was current on its payments under the revised lease agreement.

     The Partnership also has an investment in finance leases consisting of 128 Noritsu Optical/Digital photo processing mini-labs subject to lease with K-Mart. The leases expire on various dates through April 2008.

     On January 22, 2002, K-Mart Corporation ("K-Mart") and its affiliate debtors filed a voluntary petition in the United States Bankruptcy Court for the Eastern District of Illinois (the "Bankruptcy Court") seeking relief under Chapter 11 of the United States Bankruptcy Code. The Partnership was the lessor of five lease schedules representing 179 Noritsu Optical/Digital photo processing mini-labs located at K-Mart retail locations throughout the United States. Although K-Mart emerged from Chapter 11 during 2004, the Bankruptcy Court retained jurisdiction over this matter.

     On June 21, 2005, the Bankruptcy Court officially rejected one of the Partnership's five equipment leases with K-Mart consisting of 51 minilabs and the equipment was returned to the Partnership. Additionally, the Bankruptcy Court awarded the Partnership approximately $220,000 for overdue property tax payments previously paid by the Partnership which was received on July 5, 2005 and is included in interest and other income on the accompanying consolidated statement of operations for the year ended December 31, 2005. K-Mart refused to make the required lease payments to the lender on the one rejected lease. This action put this one lease in default with the lender and the lender subsequently repossessed the equipment. On June 30 2005, the Partnership removed the rejected equipment and related non-recourse debt from its books and recorded a net gain on sales of equipment of approximately $44,000. During 2004 the Partnership recorded an allowance for doubtful accounts of $411,742, relating to the rejected lease, which the Partnership reversed during 2005.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2005 and 2004

(4)    Investments in Finance Leases - continued

     At December 31, 2005 the Partnership's General Partner received an appraisal from an independent third party on the remaining Noritsu Optical/Digital equipment held by K-Mart, which was less than its originally estimated residual value. The General Partner determined that this equipment was impaired at December 31, 2005 and accordingly, the Partnership recorded an impairment loss for the year ended December 31, 2005 of approximately $229,000 relating to this equipment to more closely approximate the equipments current fair value.

     At December 31, 2005, K-Mart was current on its rental payments for the four remaining equipment lease schedules.

     Non-cancelable annual minumum rents receivable amounts due from finance leases are as follows at December 31, 2005:

   Year Ending
   December 31,
   ------------
       2006             $ 2,350,592
       2007                 135,944
                        -----------

                        $ 2,486,536
                        ===========


(5)    Investments in Operating Leases

     The investments in operating leases consisted of the following at December 31:


                                                                        2005            2004
                                                                       -----            ----
 Aircraft and aircraft related equipment                            $109,780,975    $ 126,639,439
 Material handling, telecommunication, over the road rolling
      stock, manufacturing and computer equipment                      8,374,002       11,446,130
                                                                    ------------    -------------
                                                                     118,154,977      138,085,569

Accumulated depreciation                                             (41,174,571)     (39,597,336)

                                                                    $ 76,980,406    $  98,488,233
                                                                    ============    =============


     On March 14, 2006, the Partnership entered into a lease extension with Cathay with respect to an Airbus A340-313X aircraft that is 100% owned by the Partnership. The original lease with Cathay was due to expire on March 14, 2006 and has been extended until October 1, 2011.

     Simultaneously with the lease extension, the Partnership refinanced the non-recourse debt associated with the aircraft which was due on March 14, 2006 with a balloon payment of approximately $52,850,000. Pursuant to the terms of the new loan agreement, the lender agreed to refinance the entire amount of the non-recourse debt outstanding and extend the terms to October 1, 2011.

     On March 23, 2001 the Partnership acquired a 100% interest, for cash and non-recourse debt, in one flight simulator on lease to British Aerospace, Inc. ("BAE") with an expiration date of March 27, 2006. The non-recourse debt was fully repaid on March 27, 2005. On October 31, 2005, the Partnership sold this leased equipment to a third party for $8,000,000 in cash. The Partnership recognized a gain of approximately $4,500,000 on the sale of this equipment.

     For the year ended December 31, 2004, the General Partner determined, based upon an independent third party appraisal and an analysis of the undiscounted cash flow, that the net book value for aircraft engines owned by ICON Cheyenne exceeded the appraised value. A decision was made to record an impairment loss for $1,200,000 to more closely approximate the adjusted book value to the current fair value of the aircraft engines.

     For the year ended December 31, 2003, the General Partner determined, based upon an independent third party appraisal and an analysis of the undiscounted cash flow, that the net book value recorded by ICON Cheyenne for various equipment exceeded the appraised value. A decision was made to record an impairment loss for $900,000 to more closely approximate the adjusted book value to the current fair value of the equipment.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2005 and 2004


(5)    Investments in Operating Leases - continued

     Non-cancelable minimum annual rentals due from investments operating leases are as follows at December 31, 2005, excluding the effects of the subsequently extended aircraft lease described above:

   Year Ending
   December 31,
   ------------
       2006          $ 8,681,171
       2007          $ 3,777,781
       2008          $   328,088


(6)    Investment in Unguaranteed Residual Values

     During the year ended December 31, 2001, the Partnership acquired residual interests in a portfolio of technology and other equipment leases for $2,406,128. Leases in this portfolio had expiration dates through March 2005. The Partnership has received $320,097, $756,903 and $1,933,003, respectively, in proceeds from sales of these interests for the years ended December 31, 2005, 2004 and 2003.

(7)    Investment in Option

     During the fourth quarter of 2001, the Partnership invested $2,100,000 (including $900,000 in acquisition fees paid to the General Partner) for an option to purchase a Boeing 737-524 aircraft on lease to a United States based commercial airline. The purchase price of the option included an 8.5% $400,000 promissory note which was to mature in May 2012. On August 29, 2003, the promissory note and accrued interest was paid in full.

     The exercise price decreases according to a predetermined schedule over the term of the option from $30 million in 2001 to $9 million in 2012. The option expires in 2012. The exercise price at December 31, 2005 was $21,434,830.

(8)    Notes Payable - Non-Recourse

     Notes payable - non-recourse are being paid directly to the lenders by the lessees and accrue interest at rates ranging from 4.035% per annum to 9.489% per annum. The outstanding balances of the notes payable at December 31, 2005 and 2004 were $63,746,059 and $83,080,022, respectively.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2005 and 2004

(9)    Notes Payable - Non-Recourse

     Principal maturities of the Partnership's notes payable - non-recourse consisted of following at December 31, 2005, excluding the effects of the subsequent refinancing described in Note 5:


    Year Ending
   December 31,
   -------------
       2006              $  60,861,206
       2007                  2,884,853
                         --------------

                         $  63,746,059
                         =============


(9)    Revolving Credit Facility

     On August 31, 2005, the Partnership, together with certain of its affiliates (entities sponsored and organized by the General Partner), Fund Nine, ICON Income Fund Ten, LLC and ICON Leasing Fund Eleven, LLC ("Fund Eleven"), collectively, the "Borrowers") entered into a Commercial Loan Agreement (the "Loan Agreement"), with California Bank & Trust (the "Lender"). The Loan Agreement provides for a revolving line of credit of up to $17,000,000 pursuant to a senior secured revolving loan facility (the "Facility") which is secured by all assets of the Borrowers not subject to a first priority lien, as defined in the Loan Agreement. Each of the Borrowers is jointly and severally liable for all amounts borrowed under the Facility. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, based on the present value of the future receivables under certain lease agreements in which the Borrowers have a beneficial interest. The interest rate on any advances made under the Facility is the Lender's prime rate plus 0.25% per year (which was 7.5% at December 31, 2005). In accordance with the Loan Agreement, the Borrowers may elect to have up to five separate advances under the Facility each made at the rate at which United States dollar deposits can be acquired by the Lender in the London Interbank Eurocurrency Market, plus 2.75% per year. The Facility expires on August 31, 2007 unless renewed by the Borrowers for an additional one year term, in the sole discretion of the Lender. The Partnership paid a loan origination fee of $37,205 which is being amortized over the term of the Facility and is included in other assets in the accompanying balance sheet.

     In accordance with the terms and conditions of the Loan Agreement the Borrowers are required to comply with certain financial covenants, including, a minimum debt coverage ratio, a tangible net worth covenant, a leverage ratio and a minimum liquidity covenant. The Borrowers are in compliance with these covenants at December 31, 2005. The Loan Agreement prohibits the Borrowers from declaring or paying any distributions to investors if such a payment would cause the Borrowers to become non-compliant with the financial covenants in the Loan Agreement.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2005 and 2004

(9)    Revolving Credit Facility - continued

     In addition, on August 31, 2005, the Borrowers entered into a Contribution Agreement (the "Contribution Agreement") pursuant to which the Borrowers agreed to certain restrictions on the amounts and terms of their respective borrowings under the Facility in order to minimize the risk that a Borrower would be unable to repay its portion of the outstanding obligations under the Facility at any time. These restrictions include, but are not limited to, borrowing in excess of the lesser of (a) an amount each Borrower could reasonably expect to repay in one year from its projected free cash flow, or (b) the greater of (i) the borrowing base, as defined in the Loan Agreement, as applied to such and (ii) 50% of the net worth of such Borrower. The Contribution Agreement also provides that, in the event a Borrower pays an amount under the Contribution Agreement in excess of its share of the total obligations under the Facility, whether by reason of an event of default or otherwise, the other Borrowers will immediately make a contribution payment to such Borrower and in such amount that the aggregate amount paid by each Borrower reflects its allocable share of the aggregate obligations under the Facility. The Borrowers' obligations to each other under the Contribution Agreement are collateralized by a subordinate lien on the assets of each Borrower.

     Under the terms of the Loan Agreement, the Borrowers are required to maintain a cash reserve with the Lender representing 20% of all outstanding advances plus all pending advances. Fund Eleven has established an interest bearing cash account with the Lender totaling $909,185 at December 31, 2005, which satisfies the Lenders cash reserve requirement for all the Borrowers.

     On September 7, 2005, certain of the Borrowers were advanced approximately $10,200,000 under the Facility, which amount was used to completely repay all of the outstanding indebtedness owed by certain of the Borrowers and their affiliates under a prior revolving credit facility.

     Aggregate borrowings by all Borrowers under the Facility amounted to $4,545,927 at December 31, 2005. The Partnership currently has no borrowings under the Facility.

(10)   Limited Partnership Redemptions

     The General Partner consented to the Partnership redeeming 449, 2,212 and 2,954 limited partnership units for the years ended December 31, 2005, 2004, and 2003, respectively. The redemption amounts are calculated according to a specified redemption formula in accordance with the partnership agreement. Redeemed units have no voting rights and do not share in distributions. The partnership agreement limits the number of units which can be redeemed in any one year and redeemed units may not be reissued. Redeemed limited partnership units are accounted for as a reduction from partners' equity.

(11)   Transactions with Related Parties

     In accordance with the terms of the management agreement, the Partnership pays the General Partner (i) management fees ranging from 1% to 7% based on a percentage of the rentals received either directly by the Partnership or through joint ventures and (ii) acquisition fees, through the reinvestment period, of 3% calculated based on the gross value of the Partnership's acquisition transactions. In addition, the General Partner is reimbursed for administrative expenses incurred in connection with the Partnership's operations.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2005 and 2004

(11)   Transactions with Related Parties - continued



     The General Partner performs certain services relating to the management of our equipment leasing activities. Such services include the collection of lease payments from the lessees of the equipment, re-leasing services in connection with equipment which is off-lease, inspections of the equipment, liaison with and general supervision of lessees to assure that the equipment is being properly operated and maintained, monitoring performance by the lessees of their obligations under the leases and the payment of operating expenses.

     Administrative expense reimbursements are costs incurred by the General Partner and necessary to the Partnership's operations. These costs include the General Partner's legal, accounting, investor relations and operations personnel, as well as, professional fees and other costs that are charged to the Partnership based upon the percentage of time such personnel dedicate to the Partnership. Excluded are salary and related costs, travel expenses and other administrative costs incurred by individuals with a controlling interest in the General Partner.

     The General Partner also has a 1% interest in the Partnership's profits, losses and distributions. The Partnership paid distributions to the General Partner of $60,056, $60,155 and $70,347, respectively, for each of the three years ended December 31, 2005. Additionally, the General Partner's interest in the Partnership's net income (loss) was $33,686, $(46,090) and $(51,812), respectively, for each of the three years ended December 31, 2005.

     Fees and other expenses charged to operations or capitalized by the Partnership and paid to the General Partner or its affiliates for the years ended December 31, 2005, 2004 and 2003, respectively, were as follows:

                                                Years Ended December 31,
                                                ------------------------
                                              2005        2004         2003
                                              -----       -----        ----
 Acquisition fees (1)                    $      -       $      -     $  736,766
 Management fees (2)                      1,311,990      1,500,347    2,008,870
 Administrative expense reimbursements (2)  515,934        862,030      936,605
                                           --------     ---------    ----------

                                         $1,827,924      2,362,377    3,682,241
                                         ==========     ==========   ==========


     (1) Amount included in the basis of equipment acquired and depreciated over the life of the related asset.
     (2) Charged directly to operations.

     The Partnership has a receivable due from the General Partner and affiliates of $92,836 at December 31, 2005. The Partnership is owed $88,070 from Fund Nine for distributions and rental payments received on the Partnership's behalf, included in this amount is a receivable and $4,766 from the General Partner, for over payment of administrative expenses.

     The Partnership had a payable in the amount of $169,543 due to the General Partner and affiliates at December 31, 2004. The Partnership owed the General Partner $76,895 for unpaid administrative expense reimbursements for the year ended December 31, 2004. The Partnership owed Fund Nine $92,648 for advances made during prior years.

(12)   Concentrations

     The Partnership's cash and cash equivalents are held principally at one financial institution and at times may exceed insured limits. The Partnership has placed these funds in a high quality institution in order to minimize the risk of loss.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2005 and 2004

(12)   Concentrations - continued

     Concentrations of credit risk with respect to lessees are dispersed across the different industry segments within the United States of America and throughout the world; accordingly, the Partnership is exposed to business and economic risk. Lease payments are dependent upon the financial stability of the segments in which they operate.

     The Partnership has approximately 83% of its assets and 96% of its liabilities concentrated in the airline industry at December 31, 2005 and approximately 79% of its assets and 84% of its liabilities concentrated in the airline industry at December 31, 2004.

     For the year ended December 31, 2005, the Partnership had three lessees that accounted for approximately 85% of rental income and finance income. For the year ended December 31, 2004, the Partnership had two lessees that accounted for approximately 50% of rental income and finance income. For the year ended December 31, 2003, the Partnership had two lessees which accounted for approximately 43% of rental income and finance income.

(13)   Commitments and Contingencies

     The Partnership has entered into remarketing and residual sharing agreements with third parties. In connection with these agreements remarketing and residual proceeds received in excess of specific amounts will be shared with these third parties based on specific formulas.

     The Partnership has a commitment in regards to its 100% owned Cathay aircraft to pay 50% of the maintenance overhaul costs, which were incurred on or prior to March 14, 2006. The total estimated costs for this overhaul are approximately $1,750,000. At December 31, 2005, the Partnership has established a maintenance reserve cash account of $1,449,025, which amount is included in other assets in the accompanying consolidated balance sheet and has been funded in accordance with the terms of the lease. Any excess cash remaining after the maintenance overhaul is performed will be used to pay down the principal balance of the related non-recourse debt.

     On February 23, 2005, L.P. Seven assigned to the Partnership 2.69% of its rights to the profits, losses, and cash flows from its limited partnership interest in an entity that owns a 100% interest in a mobile offshore drilling rig that is subject to lease with Rowan Companies, Inc. L.P. Seven assigned the rights to the Partnership as repayment of its $672,992 outstanding debt obligation pursuant a contribution agreement that the Partnership entered into with some of its affiliates in connection with the line of credit agreement the Partnership had with Comerica Bank. This assignment increased the Partnership's rights to the profits, losses, and cash flows from L.P. Seven's limited partnership interest from 3.24%, which were assigned to the Partnership in November 2004, to 5.93%. The repayment amount represented L.P. Seven's estimated fair value of L.P. Seven's interest in the mobile offshore drilling rig at February 23, 2005. The fair value of the mobile offshore drilling rig was determined using an independent third party appraisal and cash flow analysis.

     On November 24, 2004, L.P. Seven assigned to the Partnership 3.24% of its rights to the profits, losses, and cash flows from its limited partnership interest in an entity that owns a 100% interest in a mobile offshore drilling rig that is subject to lease with Rowan Companies, Inc. L.P. Seven assigned the rights to the Partnership as repayment of its $810,000 outstanding debt obligation pursuant a contribution agreement that the Partnership entered into with some of its affiliates in connection with the line of credit agreement we had with Comerica Bank. The repayment amount represented L.P. Seven's estimated fair value of L.P. Seven's interest in the mobile offshore drilling rig at November 24, 2004. The fair value of the mobile offshore drilling rig was determined using an independent third party appraisal and cash flow analysis.

(14) Income Taxes (Unaudited)

     No provision for income taxes has been recorded by the Partnership since the liability for such taxes is the responsibility of each of the individual partners rather than the Partnership. The Partnership's income tax returns are subject to examination by the Federal and state taxing authorities, and changes, if any could adjust the individual income taxes of the partners.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2005 and 2004

(14)   Income Taxes (Unaudited) - continued

     At December 31, 2005 and 2004, the partners' capital accounts included in the consolidated financial statements totaled $26,937,141 and $29,597,291, respectively, compared to the partners' capital accounts for Federal income tax purposes of $30,710,325 and $25,395,933, respectively. The differences arise primarily from commissions reported as a reduction in the partners' capital accounts for financial reporting purposes but not for Federal income tax purposes, and temporary differences relating to direct finance leases, depreciation and provision for losses.

     The following table reconciles net income (loss) for financial statement reporting purposes to the net income (loss) for Federal income tax purposes as follows:


                                                                        Years Ended December 31,
                                                                         ------------------------
                                                                 2005             2004             2003
                                                                 -----            -----            ----

 Net income (loss) per consolidated financial statements     $  3,368,585       $  (4,609,006)   $  (5,181,209)


 Differences due to:
      Direct finance leases                                     3,338,435           4,397,303        5,169,677
      Depreciation and impairments                             11,924,358           9,137,941        5,515,307
      Tax loss from consolidated joint venture                (10,028,932)         (8,983,754)     (14,422,624)
      Loss (gain) on sale of equipment                          3,116,920            (185,056)        (267,320)
      Other                                                      (376,239)          2,375,505        1,260,957
                                                             ------------       -------------    -------------

 Net income (loss) for Federal income tax purposes           $ 11,343,127       $   2,132,933    $  (7,925,212)
                                                             ============       =============    =============


(15) Selected Quarterly Financial Data (Unaudited)

     The following table is a summary of selected financial data, by quarter, for the years ended December 31, 2005 and 2004:


                                                                         Quarters Ended in 2005
                                                                         ----------------------
                                                      March 31,        June 30,       September 30,    December 31,
                                                      ---------        --------       -------------    -----------
 Revenue                                            $5,614,228     $ 5,534,618           $ 5,638,764      $   9,138,916
                                                    ==========     ===========           ===========      =============

 Net (loss) income allocable to limited partners    $ (228,049)    $   679,266           $   964,836      $   1,918,846
                                                    ==========      ==========           ===========      =============
 Net (loss) income per weighted average
      limited partnership units                     $    (0.31)    $      0.91           $      1.30      $        2.58
                                                    ==========     ===========           ===========      =============

                                                                         Quarters Ended in 2004
                                                                         -----------------------
                                                     March 31,        June 30,          September 30,    December 31,
                                                    ---------        --------           -------------    -----------
 Revenue                                            $ 5,018,539    $ 5,302,262           $ 4,641,540      $   6,629,456
                                                    ===========    ===========           ===========      =============
 Net loss allocable to limited partners             $(2,274,941)   $(1,535,059)          $  (549,485)     $    (203,431)
                                                    ===========    ===========           ===========     ==============
 Net loss per weighted average
      limited partnership units                     $    (3.05)    $     (2.06)          $     (0.74)     $       (0.28)
                                                    ==========     ===========           ===========      =============


Schedule II

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)
                        Valuation and Qualifing Accounts


                                                   Balance At       Charged To                             Balance At
                                                    Beginning       Costs And                                 End
                                                    Of Period        Expenses           Deduction          Of Period
                                                    ---------        --------           ---------          ----------
Year ended December 31, 2005
 Allowance for doubtful accounts
 (deducted from investments in finance leases)       $411,742       $     -            $    411,742 (2)    $       -


 Year ended December 31, 2004
 Allowance for doubtful accounts
 (deducted from investments in finance leases)       $     -        $  411,742 (1)     $        -          $ 411,742


 Year ended December 31, 2003
 Allowance for doubtful accounts
 (deducted from investments in finance leases)       $     -        $      -           $         -         $       -



(1) Due to K-Mart Corporation filing for Chapter 11 bankruptcy protection and challenging one of the five of the equipment leases we recorded a bad debt allowance due to the uncertainity of future collections regarding the one lease in dispute.

(2) During the year ended December 31, 2005, the disputed lease with K-Mart Corportaion was rsolved and removed from our books thereby reducing the bad debr allowance set up in 2004.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     During the year ended December 31, 2005 we had no disagreements with our accountants on any matters of accounting or financial reporting.

Item 9A. Controls and Procedures

     Evaluation of disclosure controls and procedures

     In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2005, as well as the financial statements and Annual Reports on Form 10-K for the year ended December 31, 2005 for our General Partner and our affiliates, our General Partner carried out an evaluation, under the supervision and with the participation of the management of our General Partner, including its Chief Executive Officer and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our General Partner's disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, except as noted below, the Chief Executive Officer and the Principal Financial and Accounting Officer concluded that our General Partner's disclosure controls and procedures were effective.

     While evaluating our General Partner's disclosure controls and procedures, our General Partner recognized that greater internal controls were needed to aid in a more efficient closing of our financial statements, thereby requiring our General Partner to hire additional skilled accounting staff to support the senior vice president of accounting hired by our General Partner at the end of the third quarter of 2004. Accordingly, our General Partner hired two additional accounting staff members during 2005 who are certified public accountants and are experienced with public reporting entities. Our General Partner will continue to evaluate its disclosure controls and procedures to determine their effectiveness and adequacy and will take the steps necessary, in our General Partner's opinion, to ensure the adequacy of our General Partner's disclosure controls and procedures.

     In designing and evaluating our General Partner's disclosure controls and procedures, our General Partner recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our General Partner's disclosure controls and procedures have been designed to meet reasonable assurance standards. Disclosure controls and procedures cannot detect or prevent all error and fraud. Some inherent limitations in disclosure controls and procedures include costs of implementation, faulty decision-making, simple error and mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all anticipated and unanticipated future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with established policies or procedures.

     Our General Partner's Chief Executive Officer and Principal Financial and Accounting Officer have determined that no weakness in disclosure controls and procedures had any material effect on the accuracy and completeness of our financial reporting and disclosure included in this report.

Item 9B. Other Information

         Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant's General Partner

     Our General Partner, ICON Capital Corp., a Connecticut corporation, was formed in 1985. Our General Partner's principal offices are located at 100 Fifth Avenue, 4th Floor, New York, New York 10011, and the telephone number is (212) 418-4700. The officers of our General Partner have extensive experience with transactions involving the acquisition, leasing, financing and disposition of equipment, including acquiring and disposing of equipment subject to leases and full financing transactions.

     Our General Partner is engaged in a broad range of equipment leasing and financing activities. Through its sales representatives and through various broker relationships throughout the United States, our General Partner offers a broad range of equipment leasing services.

     Our General Partner performs certain functions relating to the management of our equipment. Such services include the collection of lease payments from the lessees of the equipment, re-leasing services in connection with equipment which is off-lease, inspections of the equipment, liaison with and general supervision of lessees to assure that the equipment is being properly operated and maintained, monitoring performance by the lessees of their obligations under the leases and the payment of operating expenses.

         Our General Partner's officers and directors are:

           Name          Age       Position
           -----         ----      --------
 Beaufort J. B. Clarke    59    Chairman, Chief Executive Officer and Director
 Paul B. Weiss            45    President and Director
 Thomas W. Martin         52    Chief Operating Officer, Chief Financial Officer
                                  and Director


     Beaufort J. B. Clarke, has been our Chairman, Chief Executive Officer and Director since August of 1996. He was our President from August of 1996 until
December  31,  1998.  Prior to his present  positions,  Mr.  Clarke was founder,
President and Chief Executive Officer of Griffin Equity Partners, Inc. (a purchaser of equipment leasing portfolios) from October 1993 through August 1996. Prior to that, Mr. Clarke was President of Gemini Financial Holdings, Inc. (an equipment leasing company) from June 1990 through September 1993. Previously, Mr. Clarke was a Vice President of AT&T Systems Leasing. Mr. Clarke formerly was an attorney with Shearman and Sterling. Mr. Clarke received his B.A. from the George Washington University and a J.D. degree from the University of South Carolina. Mr. Clarke has been in the equipment leasing business, as a business person and lawyer, since 1979.

     Paul B. Weiss, has been our President and Director since January 1, 1999. Mr. Weiss was our Director and Executive Vice President responsible for lease acquisitions from November of 1996 until December 31, 1998. Mr. Weiss served as Executive Vice President and co-founder of Griffin Equity Partners, Inc. from October of 1993 through November of 1996. Prior to that, Mr. Weiss was Senior Vice President of Gemini Financial Holdings, Inc. from 1991 to 1993 and Vice President of Pegasus Capital Corporation (an equipment leasing company) from 1988 through 1991. Mr. Weiss has a B.A. in Economics from Connecticut College. Mr. Weiss has been in the equipment leasing business since 1988.

     Thomas W. Martin, has been our Chief Operating Officer since February 2006 and has been our Chief Financial Officer and Director (and Director, President and Treasurer of the dealer-manager as well) since August of 1996. Mr. Martin was the Executive Vice President, Chief Financial Officer and a co-founder of Griffin Equity Partners, Inc. from October 1993 to August 1996. Prior to that, Mr. Martin was Senior Vice President of Gemini Financial Holdings, Inc. from April 1992 to October 1993 and he held the position of Vice President at Chancellor Corporation (an equipment leasing company) for 7 years. Mr. Martin has a B.S. degree from University of New Hampshire. Mr. Martin has been in the equipment leasing business since 1983.

     Code of Ethics

     Our General Partner on our behalf has adopted a code of ethics for its Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. The Code of Ethics is available free of charge by requesting it in writing from our General Partner. Our General Partner's address is 100 Fifth Avenue, 4th Floor, New York, New York 10011.

Item 11. Executive Compensation

     We have no directors or officers. Our General Partner and its affiliates were paid or accrued the following compensation and reimbursement for costs and expenses for the years ended December 31, 2005, 2004 and 2003.




        Entity                Capacity           Description            2005            2004            2003
        -------              ---------         ------------           -----           -----           ----
 ICON Capital Corp.       General Partner     Acquisition fees       $      -         $      -       $    736,766
                                                                     ===========      ===========    ============
 ICON Capital Corp.       General Partner     Administrative fees    $   515,934      $   862,030    $    936,605
                                                                     ===========      ===========    ===========
 ICON Capital Corp.       General Partner     Management fee         $ 1,311,990      $ 1,500,347    $  2,008,870
                                                                     ===========      ===========    =============

     Our General Partner also has a 1% interest in our profits and distributions. We paid distributions to our General Partner of $60,056, $60,155 and $70,347, respectively, for the years ended December 31, 2005, 2004 and 2003. Additionally, our General Partner's interest in our net income (loss) was $33,686, $(46,090) and $(51,812), respectively, for the years ended December 31, 2005, 2004 and 2003.

Item 12. Security Ownership of Certain Beneficial Owners and Management

(a) We are a limited partnership and therefore do not have voting shares of stock. No person of record owns, or is known by us to own beneficially, more than 5% of any class of our securities.

(b) As of March 15, 2006, Directors and Officers of our General Partner do not own any of our equity securities.

(c) Our General Partner owns our equity securities, as follows; a General Partner Interest which represents initially a 1% and potentially a 10% interest in our income, gain and losses. Our General Partner owns 100% of the General Partner Interest.

Item 13. Certain Relationships and Related Transactions

     See "Item 11. Executive Compensation" for a discussion of our related party transactions. See Notes 3 and 13 in our consolidated financial statements included in Item 8 to this Annual Report and Form 10-K for a discussion of our investments in joint ventures and transactions with related parties.

Item 14. Principal Accountant Fees and Services

     During the years ended December 31, 2005 and 2004 our auditors provided audit services relating to our annual report on Form 10-K and our quarterly reports on Form 10-Q. Additionally, our auditors provided other services in the form of tax compliance work. Their fees are shown in the table below:

                                 2005             2004
                                -----           ----
 Audit fees                  $   85,150       $   64,100
 Audit related fees                 -                -
 Tax fees (compliance)           24,050           24,495
                              ---------       ----------

                             $  109,200       $    88,595
                             ==========       ==========


                                     PART IV

Item 15. Exhibits and Financial Statement Schedules

     (a) 1. Financial Statements

     See index to financial statements included as Item 8 to this Annual Report on Form 10-K hereof.

         2. Financial Statement Schedules

               Financial Statement Schedule II--Valuation and Qualifying Accounts is filed with this Annual Report on Form 10-K. All other schedules, other than those listed above, have been omitted because they are not applicable or the information required to be set forth therein is included in the financial statements or notes thereto.

         3. Exhibits:

          10.1 Commercial Loan Agreement, by and between California Bank & Trust, ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC; ICON Income Fund Ten, LLC and ICON Leasing Fund Eleven, LLC, dated August 31, 2005 (incorporated herein by reference to Exhibit 10.1 to ICON Income Fund Eight B's Current Report on Form 8-K, dated August 31, 2005).

         31.1 Rule 13a-14(a)/15d-14(a) certifications.

         31.2 Rule 13a-14(a)/15d-14(a) certifications.

         32.1 Certification pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Certification pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICON Income Fund Eight B L.P. File No. 333-37504 (Registrant) By its General Partner, ICON Capital Corp.

Dated: April 3, 2006

/s/ Beaufort J.B. Clarke
------------------------
Beaufort J.B. Clarke
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

ICON Capital Corp.
Sole General Partner of the Registrant

Dated: April 3, 2006

/s/ Beaufort J.B. Clarke
-------------------------
Beaufort J.B. Clarke
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: April 3, 2006

/s/ Paul B. Weiss
------------------
Paul B. Weiss
President and Director

Dated: April 3, 2006

/s/ Thomas W. Martin
--------------------
Thomas W. Martin
Chief Operating Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)

Supplemental Information to be furnished with reports filed pursuant to Section 15(d) of the Act by Registrants which have not registered securities pursuant to
Section 12 of the Act.

No annual report or proxy material has been sent to security holders. An annual report will be sent to the members and a copy will be forwarded to the Commission.

Exhibit 31.1

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

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

     c. disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the board of directors of the Corporate Manager (or persons performing the equivalent function):

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


Dated: April 3, 2006

/s/ Beaufort J.B. Clarke
------------------------
Beaufort J. B. Clarke
Chairman and Chief Executive Officer
ICON Capital Corp.
General Partner of ICON Income Fund Eight B L.P.

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

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

     c. disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the board of directors of the Corporate Manager (or persons performing the equivalent function):

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


Dated: April 3, 2006

/s/ Thomas W. Martin
--------------------
Thomas W. Martin
Chief Operating Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)
ICON Capital Corp.
General Partner of ICON Income Fund Eight B L.P.

Exhibit 32.1

Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss.1350)

I, Beaufort J.B. Clarke, Chairman and Chief Executive Officer of ICON Capital Corp., the General Partner of the Registrant in connection with the Annual Report of ICON Income Fund Eight B L.P. (the "Partnership") on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Annual Report") certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

     1. The Annual Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. ss.78m); and

     2. The information contained in the Annual Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


Dated: April 3, 2006

 /s/ Beaufort J.B. Clarke
-------------------------
Beaufort J.B. Clarke
Chairman and Chief Executive Officer
ICON Capital Corp.
General Partner of ICON Income Eight B L.P.

Exhibit 32.2

Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss.1350)

I, Thomas W. Martin, Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer) of ICON Capital Corp., the General Partner of the Registrant in connection with the Annual Report of ICON Income Fund Eight B, L.P. (the "Partnership") on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Annual Report") certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

     1. The Annual Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. ss.78m); and

     2. The information contained in the Annual Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


Dated: April 3, 2006

/s/ Thomas W. Martin
--------------------
Thomas W. Martin
Chief Operating Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)
ICON Capital Corp.
General Partner of ICON Income Eight B L.P.