Form 10-Q
period 2006-03-31
ICON INCOME FUND EIGHT B LP
filed 2006-05-15
CIK 1121716

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 for the quarterly period ended             March 31, 2006
                                          --------------------------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________to _____________


Commission File Number                               333-37504
                       ---------------------------------------------------------

                          ICON Income Fund Eight B L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                      13-4101114
--------------------------------------------------------------------------------
(State or other jurisdiction of          (IRS Employer Identification Number)
incorporation or organization)

 100 Fifth Avenue, 4th Floor, New York, New York           10011-1505
--------------------------------------------------------------------------------
 (Address of principal executive offices)                  (Zip code)

                                 (212)418-4700
--------------------------------------------------------------------------------
               Registrant's telephone number, including area code

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

Number of outstanding limited partnership units of the registrant on May 1, 2006 is 741,530.

                          ICON Income Fund Eight B L.P.
                                      Index



PART I - FINANCIAL INFORMATION                                                             Page

     Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets at March 31, 2006 (Unaudited) and
           December 31, 2005                                                                 1

         Condensed Consolidated Statements of Operations for the three months ended
           March 31, 2006 and 2005 (Unaudited)                                               3

         Condensed Consolidated Statement of Changes in Partners' Equity for the three
           Months ended March 31, 2006 (Unaudited)                                           4

         Condensed Consolidated Statements of Cash Flows for the three months ended
           March 31, 2006 and 2005 (Unaudited)                                               5

         Notes to Condensed Consolidated Financial Statements (Unaudited)                    7

     Item 2.  General Partner's Discussion and Analysis of Financial Condition and
                Results of Operations                                                       12

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk                    18

     Item 4.  Controls and Procedures                                                       18

PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings                                                             19

     Item 1A. Risk Factors                                                                  19

     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                   20

     Item 3.  Defaults Upon Senior Securities                                               20

     Item 4.  Submission of Matters to a Vote of Security Holders                           20

     Item 5.  Other Information                                                             20

     Item 6.  Exhibits                                                                      20

Signatures                                                                                  21


                         PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)
                      Condensed Consolidated Balance Sheets

                                     ASSETS


                                                (Unaudited)
                                                  March 31,       December 31,
                                                    2006             2005
                                                -------------   ---------------

 Cash and cash equivalents                      $     840,218   $      848,665
                                                -------------   --------------

 Investments in finance leases:
   Minimum rents receivable                         1,484,097        2,486,536
   Estimated unguaranteed residual values             677,390          677,390
   Initial direct costs, net                            3,687            8,347
   Unearned income                                    (67,758)        (132,337)
                                                -------------   --------------

         Net investments in finance leases          2,097,416        3,039,936
                                                -------------   --------------

 Investments in operating leases:
   Equipment, at cost                             117,165,815      118,154,977
   Accumulated depreciation                       (42,840,892)     (41,174,571)
                                                -------------   --------------

         Net investments in operating leases       74,324,923       76,980,406
                                                -------------   --------------

 Investments in joint ventures                      4,799,127        5,002,985
 Due from General Partner and affiliates               88,070           92,836
 Investment in option, at cost                      2,100,000        2,100,000
 Other assets, net                                  3,127,601        3,895,419
                                                -------------   --------------

         Total assets                           $  87,377,355   $   91,960,247
                                                =============   ==============


See accompanying notes to condensed consolidated financial statements.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)
                      Condensed Consolidated Balance Sheets

                        LIABILITIES AND PARTNERS' EQUITY


                                                 (Unaudited)
                                                   March 31,       December 31,
                                                     2006             2005
                                                -------------     --------------

 Notes payable - non-recourse                   $  58,750,882     $  63,746,059
 Notes payable - recourse                           1,145,000               -
 Due to General Partner and affiliates                 77,662               -
 Deferred rental income                             1,213,917           497,303
 Equipment sales advances                              77,016               -
 Security deposits and other liabilities            1,267,760           426,263
 Minority interest                                    298,482           353,481
                                                -------------     -------------

      Total liabilities                            62,830,719        65,023,106
                                                -------------     -------------

 Commitments and contingencies

 Partners' equity:
   General Partner                                   (403,943)         (380,487)
   Limited Partners: 741,780 and 742,830 units
      outstanding, $100 per unit
        original issue price                       24,950,579        27,317,628
                                                -------------     -------------

   Total partners' equity                          24,546,636        26,937,141
                                                -------------     -------------

   Total liabilities and partners' equity       $  87,377,355     $  91,960,247
                                                =============     =============


See accompanying notes to condensed consolidated financial statements.

                         ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)
                Condensed Consolidated Statements of Operations
                          Three Months Ended March 31,
                                  (Unaudited)



                                                                                     2006              2005
                                                                                -------------       -----------

 Revenue:
   Rental income                                                                $   4,144,363       $ 5,138,607
   Finance income                                                                      64,578           198,528
   Net loss on sales of equipment                                                     (20,679)         (177,729)
   (Loss) income from investments in joint ventures                                  (203,859)          139,396
   Net gain on sale of investment in unguaranteed residual values                         -             315,426
   Interest and other income                                                           68,316               -
                                                                                -------------       -----------

         Total revenue                                                              4,052,719         5,614,228
                                                                                -------------       -----------

 Expenses:
   Depreciation and amortization                                                    2,460,715         3,425,174
   Interest                                                                           853,747         1,150,722
   Maintenance expense                                                                875,000                 -
   Management fees - General Partner                                                  355,297           511,695
   Administrative expense reimbursements - General Partner                            134,879           221,473
   General and administrative                                                         192,628           502,273
   Minority interest                                                                   25,384            33,244
                                                                                -------------       -----------

         Total expenses                                                             4,897,650         5,844,581
                                                                                -------------       -----------

 Net loss                                                                       $    (844,931)      $  (230,353)
                                                                                =============       ===========

 Net loss allocable to:
   Limited Partners                                                             $    (836,482)      $  (228,049)
   General Partners                                                                    (8,449)           (2,304)
                                                                                -------------       -----------

                                                                                $    (844,931)      $  (230,353)
                                                                                =============       ===========

 Weighted average number of limited partnership
      units outstanding                                                               742,142           743,279
                                                                                =============       ===========

 Net loss per weighted average limited
      partnership unit                                                          $      (1.13)      $     (0.31)
                                                                                =============       ===========


See accompanying notes to condensed consolidated financial statements.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)
         Condensed Consolidated Statement of Changes in Partners' Equity
                        Three Months Ended March 31, 2006
                                   (Unaudited)




                                                   Limited
                                                   Partner                                             Total
                                                    Units            Limited         General          Partners'
                                                 Outstanding         Partners        Partner           Equity
                                                 -----------         --------        -------           ------

Balance, January 1, 2006                              742,830     $   27,317,628   $ (380,487)      $ 26,937,141

 Cash distributions to partners                           -           (1,485,662)     (15,007)        (1,500,669)
 Limited partnership units redeemed                   (1,050)            (44,905)          -             (44,905)
 Net loss                                                 -             (836,482)      (8,449)          (844,931)
                                                -------------     --------------   ----------       ------------

 Balance, March 31, 2006                              741,780     $   24,950,579   $ (403,943)      $ 24,546,636
                                                =============     ==============   ==========       ============

See accompanying notes to condensed consolidated financial statements.


                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)
                 Condensed Consolidated Statements of Cash Flows
                          Three Months Ended March 31,
                                   (Unaudited)




 Increase (decrease) in cash and cash equivalents                                          2006              2005
                                                                                       -----------      ------------
 Cash flows from operating activities:
      Net loss                                                                        $   (844,931)     $   (230,353)
      Adjustments to reconcile net loss to net cash provided by
         (used in) operating activities:
         Rental income paid directly to lenders by lessees                              (3,649,133)       (4,491,678)
         Finance income paid directly to lenders by lessees                                (64,579)         (151,950)
         Net loss on sales of equipment                                                     20,679           177,729
         Loss (income) from investments in joint ventures                                  203,859          (139,396)
         Net gain from sale of investment in unguaranteed residual values                       -           (315,426)
         Depreciation and amortization                                                   2,460,715         3,425,174
         Interest expense on non-recourse financing paid directly to lenders by lessees    668,870         1,059,817
         Minority interest                                                                  25,384            33,244
      Changes in operating assets and liabilities:
         Collection of principal - non-financed receivables                                230,704           148,209
         Due from/to General Partner and affiliates                                         82,428                -
         Other assets                                                                       76,267           (30,389)
         Deferred rental income                                                            (69,529)           28,643
         Security deposits and other liabilities                                         1,078,567            75,273
                                                                                      ------------      ------------

 Net cash provided by (used in) operating activities                                       219,301          (411,103)
                                                                                      ------------      ------------

 Cash flows from investing activities:
      Proceeds from sales of equipment and sales advances                                  253,209           169,060
      Loans and advances to affiliates                                                          -           (672,992)
      Distributions to minority interest in  joint venture                                 (80,383)          (83,565)
      Proceeds from sale of investment in unguaranteed residual values                          -            315,426
                                                                                      ------------      ------------

 Net cash provided by (used in) investing activities                                       172,826          (272,071)
                                                                                      ------------      ------------

 Cash flows from financing activities:
      Cash distributions to partners                                                    (1,500,669)       (1,501,577)
      Proceeds from recourse borrowings                                                  1,145,000         1,895,000
      Cash paid for redemption of limited partnership units                                (44,905)               -
                                                                                      ------------      ------------

 Net cash (used in) provided by financing activities                                      (400,574)          393,423
                                                                                      ------------      ------------

 Net decrease in cash and cash equivalents                                                  (8,447)         (289,751)
 Cash and cash equivalents, beginning of the period                                        848,665         1,249,480
                                                                                      ------------      ------------

 Cash and cash equivalents, end of the period                                         $    840,218      $    959,729
                                                                                      ============      ============

See accompanying notes to condensed consolidated financial statements.


                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)
                 Condensed Consolidated Statements of Cash Flows
                          Three Months Ended March 31,
                                   (Unaudited)



                                                                                      2006              2005
                                                                                  -----------       -----------


 Supplemental disclosure of cash flow information:

      Cash paid during the period for interest                                     $    1,691       $    90,905
                                                                                   ==========       ===========

 Supplemental disclosure of non-cash investing and financing activities:
      Principal and interest paid directly to lenders by lessees                   $5,713,761       $ 8,368,668
                                                                                   ==========       ===========
      Joint venture interests acquired from affiliate in exchange
         for amounts owed                                                          $       -        $   672,992
                                                                                   ==========       ===========
      Escrow utilized to pay down non-recourse debt                                $  281,868       $        -
                                                                                   ==========       ===========



See accompanying notes to condensed consolidated financial statements.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)
              Notes To Condensed Consolidated Financial Statements
                                 March 31, 2006
                                   (Unaudited)

(1)    Basis of Presentation and Consolidation

     The accompanying condensed consolidated financial statements of ICON Income Fund Eight B L.P (the "Partnership") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the General Partner, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Partnership's 2005 Annual Report on Form 10-K. The results for the interim period are not necessarily indicative of the results for the full year.

     The condensed consolidated financial statements include the accounts of the Partnership and its majority owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

     The Partnership accounts for its noncontrolling interests in joint ventures where the Partnership has influence on financial and operational matters, generally greater than 5% and less than 50% ownership interest, under the equity method of accounting. In such cases, the Partnership's original investments are recorded at cost and adjusted for its share of earnings, losses and distributions. The Partnership accounts for investments in joint ventures where the Partnership has virtually no influence over financial and operational matters using the cost method of accounting. In such cases, the Partnership's original investments are recorded at cost and reduced for distributions. All of the Partnership's investments in joint ventures are subject to its impairment review policies.

     In joint ventures where the Partnership's ownership interest is majority owned, minority interest represents the minority owner's proportionate share of its equity in the joint venture. The minority interest is adjusted for the minority owner's share of the earnings, losses and distributions of the joint venture.

(2)    Organization

     The Partnership was formed on February 7, 2000 as a Delaware limited partnership. The Partnership is engaged in one business segment, the business of acquiring equipment subject to lease. The Partnership will continue until December 31, 2017, unless terminated sooner.

     The General Partner of the Partnership is ICON Capital Corp. (the "General Partner"), a Connecticut corporation. The General Partner manages and controls the business affairs, including, but not limited to, the Partnership's equipment leases and financing transactions under the terms of a management agreement with the Partnership. Additionally, the General Partner has a 1% ownership interest in the Partnership.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)
              Notes To Condensed Consolidated Financial Statements
                                 March 31, 2006
                                   (Unaudited)

(2)    Organization - continued

     The Partnership invested most of the net proceeds from its offering in items of equipment that are subject to a lease. After the net offering proceeds were invested, additional investments were made with the cash generated from the Partnership's initial investments to the extent that cash is not needed for expenses, reserves and distributions to partners. The investment in additional equipment in this manner is called "reinvestment." The Partnership purchases equipment from time to time until five years from the date the Partnership completed its offering. This time frame is called the "reinvestment period," which the Partnership anticipates will end on October 16, 2006. After the reinvestment period, the Partnership will begin selling its assets in the ordinary course of business during a time frame called the "liquidation period."

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

     Certain reclassifications have been made to the accompanying condensed consolidated financial statements for the three months ended March 31, 2005 to conform to the current period presentation.

(3)    Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates primarily include the allowance for doubtful accounts and unguaranteed residual values. Actual results could differ from those estimates.

(4)    Joint Ventures

     The joint venture described below is not consolidated by the Partnership.

     ICON Aircraft 126, LLC

     The Partnership along with ICON Income Fund Nine, LLC ("Fund Nine") formed ICON Aircraft 126 LLC ("ICON 126") for the purpose of acquiring all of the outstanding shares of Delta Aircraft Leasing Limited ("D.A.L."), a Cayman
Islands registered company, which owns, through an Owner Trust, an Airbus A340-313X aircraft which was on lease to Cathay Pacific Airways Limited ("Cathay") through March 2006 and has been extended until July 1, 2011. The Partnership and Fund Nine each have ownership interests of 50% in ICON 126. ICON 126 consolidates the financial position and operations of D.A.L. in its consolidated financial statements.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)
              Notes To Condensed Consolidated Financial Statements
                                 March 31, 2006
                                   (Unaudited)

(4)    Joint Ventures - continued

     Simultaneously with the lease extension, the owner trustee refinanced the non-recourse debt associated with the aircraft which was scheduled to mature on March 27, 2006 with a balloon payment of approximately $52,850,000. ICON 126 established a reserve account totaling $582,509, which reduced the balloon payment to $52,267,491. The refinanced non-recourse debt accrues interest at the London Interbank Offered Rate ("LIBOR") plus 1.165% (which totaled 6.32% at
March 31, 2006) and matures on July 1, 2011 with a balloon payment of approximately $32,000,000. The variable interest rate of the refinanced debt may be fixed at the sole discretion of the Partnership on June 27, 2006, or fixed automatically under the debt agreement on September 27, 2006.

     The owner trustee has a commitment with respect to its Cathay aircraft to pay 50% of the maintenance overhaul costs, which were incurred on or prior to March 27, 2006. The owner trustee has established a maintenance reserve cash account, which totaled approximately $1,354,000 at March 31, 2006 to pay for its portion of these costs, which account has been funded in accordance with the terms of the lease. For the three months ended March 31, 2006, ICON 126 accrued an estimated amount of its portion of the non-recurring maintenance overhaul costs of approximately $875,000. Any excess cash remaining after the maintenance overhaul is performed will be used to pay down the principal balance of the related non-recourse debt.

(5)    Investments in Operating Leases

     On March 14, 2006, the Partnership entered into a lease extension with Cathay with respect to an Airbus A340-313X aircraft that is 100% owned by the Partnership. The original lease with Cathay was scheduled to expire on March 14, 2006 and has been extended until October 1, 2011.

     Simultaneously with the lease extension, the Partnership refinanced the non-recourse debt associated with the aircraft which was due on March 14, 2006 with a balloon payment of approximately $52,850,000. The Partnership established a reserve account totaling $281,868 which reduced the balloon payment to $52,568,132. The refinanced non-recourse debt accrues interest at LIBOR plus 1.165% (which totaled 6.32% at March 31, 2006) and matures on October 1, 2011 with a balloon payment of approximately $32,000,000. The variable interest rate of the refinanced debt may be fixed at the sole discretion of the Partnership on June 14, 2006, or fixed automatically under the debt agreement on September 14, 2006. At March 31, 2006, the balance of the non-recourse debt was $52,273,994.

     The owner trustee has a commitment with respect to its Cathay aircraft to pay 50% of the maintenance overhaul costs, which were incurred on or prior to March 14, 2006. The owner trustee has established a maintenance reserve cash account, which totaled approximately $1,353,000 at March 31, 2006, to pay for its portion of these costs, which account has been funded in accordance with the terms of the lease. For the three months ended March 31, 2006, the Partnership accrued an estimated amount of its portion of the non-recurring maintenance overhaul costs of approximately $875,000. Any excess cash remaining after the maintenance overhaul is performed will be used to pay down the principal balance of the related non-recourse debt.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)
              Notes To Condensed Consolidated Financial Statements
                                 March 31, 2006
                                   (Unaudited)

(6)    Revolving Loan Facility

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

     In accordance with the terms and conditions of the Agreement, the Borrowers are required to comply with certain financial covenants, including, a minimum debt coverage ratio, a tangible net worth covenant, a leverage ratio and a minimum liquidity covenant. The Borrowers are in compliance with these covenants at March 31, 2006. The Agreement prohibits the Borrowers from declaring or paying any distributions to investors if such a payment would cause the Borrowers to become non-compliant with the financial covenants in the Agreement.

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

     Under the terms of the Agreement, the Borrowers are required to maintain a cash reserve with the Lender representing 20% of all outstanding advances plus all pending advances. Fund Eleven has established an interest bearing cash account with the Lender totaling $1,313,185 at March 31, 2006, which satisfies the Lender's cash reserve requirement for all the Borrowers.

     At March 31, 2006, aggregate borrowings by all Borrowers under the Facility amounted to $6,565,927, of which the Partnership currently has $1,145,000 outstanding under the Facility.

(7)    Transactions with Related Parties

     In accordance with the terms of the management agreement, the Partnership pays the General Partner (i) management fees ranging from 1% to 7% based on a percentage of the rentals received either directly by the Partnership or through joint ventures and (ii) acquisition fees, through the reinvestment period, of 3% of the gross value of the Partnership's acquisition transactions. In addition, the General Partner is reimbursed for administrative expenses incurred in connection with the Partnership's operations.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)
              Notes To Condensed Consolidated Financial Statements
                                 March 31, 2006
                                   (Unaudited)

(7)    Transactions with Related Parties - continued

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

     Administrative expense reimbursements are costs incurred by the General Partner and necessary to the Partnership's operations. These costs include the General Partner's legal, accounting, investor relations and operations personnel, as well as professional fees and other costs that are charged to the Partnership based upon the percentage of time such personnel dedicate to the Partnership. Excluded are salary and related costs, travel expenses and other administrative costs incurred by individuals with a controlling interest in the General Partner.

     The General Partner also has a 1% ownership interest in the Partnership's profits, losses and distributions. The Partnership paid distributions to the General Partner for the three months ended March 31, 2006 of $15,007. Additionally, the General Partner's interest in the Partnership's net loss for the three months ended March 31, 2006 and 2005 was $8,449 and $2,304, respectively.

     Fees and other expenses charged to operations by the Partnership and paid to the General Partner or its affiliates for the three months ended March 31, 2006 and 2005, respectively, were as follows:


                                                  2006              2005
                                                ----------        ---------
 Management fees                                $  355,297        $ 511,695
 Administrative expense reimbursements             134,879          221,473
                                                ----------        ---------

                                                $  490,176        $ 733,168
                                                ==========        =========


     The Partnership has a receivable in the amount of $88,070 due from an affiliate at March 31, 2006 for rental payments received on the Partnership's behalf during the quarter ended September 30, 2005. The Partnership owes $77,662 to the General Partner for administrative expense reimbursements accrued during the quarter ended March 31, 2006.

(8)    Recent Accounting Pronouncements

     The General Partner does not believe that any recently issued, but not yet effective accounting pronouncements, if currently adopted, would have a material effect on the accompanying condensed consolidated financial statements.

Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

     The following is a discussion of our results of operations and current financial position. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report, Item 1A. Risk Factors and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2005.

     As used in this Quarterly Report on Form 10-Q, references to "we," "us," "our" or similar terms include ICON Income Fund Eight B L.P. and its consolidated subsidiaries.

Forward-Looking Statements

     Certain statements within this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"). These statements are being made pursuant to the PSLRA, with the intention of obtaining the benefits of the "safe harbor" provisions of the PSLRA, and, other than as required by law, we assume no obligation to update or supplement such statements. Forward-looking statements are those that do not relate solely to historical fact. They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. You can identify these statements by the use of words such as "may," "will," "could," "anticipate," "believe," "estimate," "expects," "intend," "predict" or "project" and variations of these words or comparable words or phrases of similar meaning. These forward-looking statements reflect our current beliefs and expectations with respect to future events and are based on assumptions and are subject to risks and uncertainties and other factors outside our control that may cause actual results to differ materially from those projected.

Overview

     We are an equipment leasing business formed on February 7, 2000. We began active operations on June 14, 2000. We are primarily engaged in the business of acquiring equipment subject to lease and, to a lesser degree, acquiring ownership rights to items of leased equipment at lease expiration. Some of our equipment leases are acquired for cash and are expected to provide current cash flow, which we refer to as "income" leases. The majority of the purchase price of our other equipment leases are financed, so these leases will generate little or no current cash flow because substantially all of the rental payments received from a lessee are paid to a lender. For these "growth" leases, we anticipate that the future value of the leased equipment will exceed the cash portion of the purchase price paid for the equipment. We are currently in our "reinvestment" phase, wherein we will seek to purchase equipment from time to time through October 2006.

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

     At March 31, 2006, our portfolio, which we hold either directly or through joint venture investments with affiliates and others, consists primarily of the following equipment subject to lease:

Air Transportation Equipment:

     o We have a 90% interest in a McDonnell Douglas DC-10-30F aircraft on lease with Federal Express Corporation with an expiration date of March 31, 2007.

     o We have a 100% interest in one Airbus A340-313X aircraft and a 50% interest in a second Airbus A340-313X aircraft, both on lease to Cathay Pacific Airways Limited ("Cathay") with original expiration dates of March 14, 2006 and March 27, 2006, respectively. We entered into a lease extension with respect to the Airbus A340-313X in which we have a 100% interest, which lease extension extended the term of the lease from March 14, 2006 to October 1, 2011. We entered into a lease extension with respect to the second Airbus A340-313X in which we have a 50% interest to extend the term of the lease from March 27, 2006 to July 1, 2011.

     o We have a 100% interest in five aircraft engines on lease to TWA, LLC, a subsidiary of American Airlines. The lease is scheduled to expire on May 28, 2008.

Information Technology Equipment:

     o We have a 100% interest in four lease schedules consisting of 128 Noritsu Optical/Digital photo processing mini-labs subject to lease with K-Mart. The lease expiration dates range between April 30, 2006 and January 31, 2007. Under the terms of the lease agreement for the lease that expired on April 30, 2006, the lessee has not notified us of their intention to either return or purchase the leased equipment. We are treating this lease as a month to month lease beginning May 1, 2006.

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

Lease and Other Significant Transactions

Refinancing of Cathay Pacific Aircraft

     We have a 100.0% interest in one Airbus A340-313X aircraft and a 50% interest in a second Airbus A340-313X aircraft both on lease to Cathay.

     The original lease on our 100.0% interest Airbus A340-313X aircraft was scheduled to expire on March 14, 2006 and has been extended until October 1, 2011. Simultaneously with the lease extension, we refinanced the non-recourse debt associated with the aircraft which was due on March 14, 2006 with a balloon payment of approximately $52,850,000. We established a reserve account totaling $281,868 which was used to repay a portion of the balloon payment at the maturity date of the debt. On March 14, 2006, the refinanced debt balance was $52,273,994, accrues interest at the London Interbank Offered Rate plus 1.165% (which totaled 6.32% at March 31, 2006) and matures on October 1, 2011. The variable interest rate of the refinanced debt may be fixed at our sole discretion on June 14, 2006, or fixed automatically under the debt agreement on September 14, 2006. The refinanced debt has a balloon payment of approximately $32,000,000 at maturity.

     The owner trustee has a commitment with respect to this aircraft to pay 50% of the maintenance overhaul costs, which were incurred on or prior to March 14, 2006. The owner trustee has established a maintenance reserve cash account, which totaled approximately $1,353,000 at March 31, 2006 to pay for its portion of these costs, which account has been funded in accordance with the terms of the lease. For the three months ended March 31, 2006, we accrued an estimate of our portion of the non-recurring maintenance overhaul costs of approximately $875,000. Any excess cash remaining after the maintenance overhaul is performed will be used to pay down the principal balance of the related non-recourse debt.

     The original lease on our 50.0% interest Airbus A340-313X aircraft was due to expire on March 27, 2006 and has been extended until July 1, 2011.
Simultaneously with the lease extension, the owner trustee refinanced the non-recourse debt associated with the aircraft which was scheduled to mature on March 27, 2006 with a balloon payment of approximately $52,850,000. A reserve account had been established totaling $582,509, which was used to repay a portion of the balloon payment at the maturity date of the debt. On March 27, 2006, the refinanced debt balance was $52,219,485, accrues interest at the LIBOR plus 1.165% (which totaled 6.32% at March 31, 2006) and matures on July 1, 2011. The variable interest rate of the refinanced debt may be fixed at our sole discretion on June 27, 2006, or fixed automatically under the debt agreement on September 27, 2006.The refinanced debt has a balloon payment of approximately $32,000,000 at maturity.

     The owner trustee has a commitment with respect to its Cathay aircraft to pay 50% of the maintenance overhaul costs, which were incurred on or prior to March 27, 2006. The owner trustee has established a maintenance reserve cash account, which totaled approximately $1,354,000 at March 31, 2006, to pay for its portion of these costs, which account has been funded in accordance with the terms of the lease. For the three months ended March 31, 2006, ICON 126 accrued an estimate of its portion of the non-recurring maintenance overhaul costs of approximately $875,000. Any excess cash remaining after the maintenance overhaul is performed will be used to pay down the principal balance of the related non-recourse debt.

New Accounting Pronouncements

     The General Partner does not believe that any recently issued, but not yet effective accounting pronouncements, if currently adopted, would have a material effect on the accompanying condensed consolidated financial statements.

Results of Operations for the Three Months Ended March 31, 2006 (the "2006 Quarter") and 2005 (the "2005 Quarter")

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

     Once we enter our liquidation period, we will sell our assets in the ordinary course of business. As we begin to sell our assets both rental income and finance income will decrease over time as will expenses related to our assets such as depreciation expense. Additionally, interest expense should decrease as we reach the expiration of leases that were financed and the debt is repaid to the lender. As leased equipment is sold, we will experience both gains and losses on these sales.

     Revenues for the 2006 Quarter and 2005 Quarter are summarized as follows:



                                                                         Three Months Ended March 31,
                                                                  ----------------------------------------
                                                                     2006             2005       Change
                                                                  -----------      ----------  -----------
 Total revenue                                                    $ 4,052,719      $5,614,228  $(1,561,509)
                                                                  ===========      ==========  ===========

 Rental income                                                    $ 4,144,363      $5,138,607  $  (994,244)
 Finance income                                                   $    64,578      $  198,528  $  (133,950)
 Net loss on sales of equipment                                   $   (20,679)     $ (177,729) $   157,050
 (Loss) income from investments in joint ventures                 $  (203,859)     $  139,396  $  (343,255)
 Net gain on sale of investment in unguaranteed residual values   $        -       $  315,426  $  (315,426)
 Interest and other income                                        $    68,316      $      -    $    68,316


     Total revenue for the 2006 Quarter decreased $1,561,509, or 27.8%, as compared to the 2005 Quarter. The decrease in rental income was primarily due to the sale of a flight simulator previously on lease to British Aerospace, Inc. in October 2005. The decrease in finance income was consistent with the lease terms of our finance leases and we expect the income to continue to decrease as we get closer to the expiration of our finance leases. The decrease in our investments in joint ventures was primarily due to our interest in ICON 126 which incurred a required non-recurring maintenance overhaul expense of approximately $875,000 for its sole asset, an Airbus A340-313X aircraft in the 2006 Quarter.

     Expenses for the 2006 Quarter and the 2005 Quarter are summarized as follows:



                                                                         Three Months Ended March 31,
                                                                  -----------------------------------------
                                                                       2006           2005         Change
                                                                  -------------    ----------   -----------
 Total expenses                                                   $   4,897,650    $5,844,581   $  (946,931)
                                                                  =============    ==========   ===========

 Depreciation and amortization                                    $   2,460,715    $3,425,174   $  (964,459)
 Interest                                                         $     853,747    $1,150,722   $  (296,975)
 Maintenance expense                                              $     875,000    $       -    $   875,000
 Management fees - General Partner                                $     355,297    $  511,695   $  (156,398)
 Administrative expense reimbursements - General Partner          $     134,879    $  221,473   $   (86,594)
 General and administrative                                       $     192,628    $  502,273   $  (309,645)
 Minority interest                                                $      25,384    $   33,244   $    (7,860)


     Total expenses for the 2006 Quarter decreased $946,931, or 16.2%, from the 2005 Quarter. The decrease in total expenses was generally due to a decrease in substantially all expenses during the period. The decrease in depreciation and amortization was primarily attributable to the sales of equipment in several of our majority owned joint ventures, ICON Cheyenne, LLC and ICON SPK 2023-A, LLC during 2005. The decrease in interest expense was primarily due to the disposition of several assets during the 2005 Quarter and the repayment of the corresponding non-recourse debt. The increase in non-recurring maintenance expense was due solely to a scheduled maintenance overhaul of our Airbus A340-313X aircraft. The decrease in management fees - General Partner was primarily a result of our General Partner's decreased involvement with respect to certain functions relating to the management of our equipment. Such services include the collection of lease payments from lessees, re-leasing services in connection with equipment which is off-lease, inspections of the equipment, liaison with and general supervision of lessees to assure that the equipment is being properly operated and maintained, monitoring performance by the lessees of their obligations under the leases and the payment of operating expenses. As we decrease our leased equipment portfolio, management fees paid to our General Partner are expected to decrease. The decrease in administrative expense reimbursements was a result of less time required by our General Partner to administer our affairs.

Net Loss

     As a result of the foregoing factors, the net loss for 2006 Quarter was $844,931, as compared to the net loss for 2005 Quarter of $230,353. The net loss per weighted average number of limited partnership units outstanding for the 2006 Quarter was $1.13 as compared to the net loss per weighted average number of limited partnership units outstanding for 2005 Quarter of $0.31.

Liquidity and Capital Resources

Sources and Uses of Cash

     At  March  31,  2006,  we  had  cash  and  cash  equivalents  of  $840,218.
Historically, our main source of cash is from investing and financing activities. Our main use of cash is from financing activities and cash distributions to our partners.

     Our main sources of cash during the 2006 Quarter were primarily from recourse borrowings, proceeds on sales of equipment and sales advances and from the collection of rental income from non-financed leases. During the 2006 Quarter, we drew down $1,145,000 from our Facility. Additionally, we had sales proceeds and sales advances of approximately $253,000 from one of our majority owned subsidiaries. During the 2006 Quarter, we received approximately $231,000 from equipment leases.

     Our main use of cash during the 2006 Quarter was from financing activities and investing activities. Our primary use of cash from financing activities was distribution payments to our partners of approximately $1,501,000 and redemption of limited partnership units of approximately $45,000. Additionally, our majority owned subsidiaries paid distributions to their members of approximately $80,000 during the 2006 Quarter.

Financings and Borrowings

         Non-Recourse Debt

     We have non-recourse debt at March 31, 2006 of $58,750,882. Our non-recourse debt consists of notes payable in which the lenders have a security interest in the equipment and an assignment of the rental payments under the leases. The lenders are being paid directly by the lessees. Our non-recourse debt obligations accrue interest at rates ranging from 4.035% per year to 9.489% per year.

         Revolving Credit Facility

     On August 31, 2005, we, together with certain of our affiliates (entities sponsored and organized by the General Partner), Fund Nine, Fund Ten and Fund Eleven (collectively, the "Borrowers") entered into a Commercial Loan Agreement (the "Agreement") with California Bank & Trust (the "Lender"). The Agreement provides for a revolving line of credit of up to $17,000,000 pursuant to a senior secured revolving loan facility (the "Facility") which is secured by all assets of the Borrowers not subject to a first priority lien, as defined in the Agreement. Each of the Borrowers is jointly and severally liable for all amounts borrowed under the Facility. Amounts available under the Facility is subject to a borrowing base that is determined, subject to certain limitations, based on the present value of the future receivables under certain lease agreements in which the Borrowers have a beneficial interest. The interest rate on any advances made under the Facility is the Lender's prime rate plus 0.25% per year (which was 8% at March 31, 2006). In accordance with the Agreement, the Borrowers may elect to have up to five separate advances under the Facility each made at the rate at which United States dollar deposits can be acquired by the Lender in the London Interbank Eurocurrency Market, plus 2.75% per year. The
Facility expires on August 31, 2007 unless renewed by the Borrowers for an additional one year term, in the sole discretion of the Lender.

     As part of the Agreement the Borrowers are required to comply with certain financial covenants, including, a minimum debt coverage ratio, a tangible net worth covenant, a leverage ratio and a minimum liquidity covenant. The Borrowers are in compliance with these covenants at March 31, 2006. The Agreement prohibits the Borrowers from declaring or paying any distribution to investors if such a payment would cause the Borrowers to become non-compliant with the financial covenants in the Agreement.

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

     Under the terms of the Agreement, the Borrowers are required to maintain a cash reserve with the Lender representing 20% of all outstanding advances plus all pending advances. Fund Eleven has established an interest bearing cash account with the Lender totaling $1,313,185 at March 31, 2006, which satisfies the Lender's cash reserve requirement for all the Borrowers.

     At March 31, 2006, aggregate borrowings by all Borrowers under the Facility amounted to $6,565,927, of which we currently have $1,145,000 outstanding under the Facility.

     Our General Partner believes that with the cash we have currently available, cash being generated from our leases, cash distributions from our joint ventures, proceeds from equipment sales and available borrowings under our Facility, we have sufficient cash to continue our operations into the foreseeable future. However, our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect our lessee's business that are beyond our control.

Distributions

     We pay monthly distributions to our limited partners beginning with the first month after the limited partners' admission through the termination of the operating period, which we anticipate will be October 16, 2006. We paid distributions to our limited partners for the three months ended March 31, 2006 of $1,485,662. We paid distributions to our General Partner for the three months ended March 31, 2006 of $15,007.

Contractual Obligations and Commitments and Off Balance Sheet Transactions

     Other than our borrowings under the Facility described above, our contractual obligations and commitments have not changed materially from the amounts disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005. We do not have any off balance sheet transactions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We, like most other companies, are exposed to certain market risks, which includes changes in interest rates and the demand for equipment (and the related residuals) owned by us. We believe that our exposure to other market risks, including foreign currency exchange rate risk, commodity risk and equity price risk, are insignificant, at this time, to both our financial position and our results of operations. Other than as described below, there were no other material changes to the disclosure related to these items since the filing of our Annual Report on Form 10-K for the year ended December 31, 2005.

     Our Facility and the non recourse debt obligations associated with the Cathay aircrafts carry floating interest rates that are tied to the London Interbank Offered Rate and the prime rate and, therefore, our statement of income and our cash flows will be exposed to changes in interest rates. A one percentage point increase in LIBOR would cause an increase to our interest expense of approximately $500,000. We continue to monitor our floating rate obligations and pursuant to the terms of our debt refinancing for the Cathay aircrafts, we may, at our sole discretion, fix the variable interest rate on June 14, 2006 or the variable interest rate will be fixed automatically on September 14, 2006.

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

     In connection with the preparation of this Quarterly Report on Form 10-Q for the period ended March 31, 2006, as well as the financial statements and Quarterly Reports on Form 10-Q for the period ended March 31, 2006 for our General Partner and our affiliates, our General Partner carried out an evaluation, under the supervision and with the participation of the management of our General Partner, including its Chief Executive Officer and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our General Partner's disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, except as noted below, the Chief Executive Officer and the Principal Financial and Accounting Officer concluded that our General Partner's disclosure controls and procedures were effective.

     While evaluating our General Partner's disclosure controls and procedures, our General Partner recognized that greater internal controls were needed to aid in a more efficient closing of our financial statements, thereby requiring our General Partner to hire additional skilled accounting staff to support the senior vice president of accounting hired by our General Partner at the end of the third quarter of 2004. In addition, our General Partner hired two additional accounting staff members during 2005 who are certified public accountants and are experienced with public reporting entities. Our General Partner will continue to evaluate its disclosure controls and procedures to determine their effectiveness and adequacy and will take the steps necessary, in our General Partner's opinion, to ensure the adequacy of our General Partner's disclosure controls and procedures.

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

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

     In the ordinary course of conducting our business, there may be certain claims, suits and complaints filed against us. In the opinion of management, the outcome of such matters, if any, will not have a material impact on our consolidated financial position or results of operations. No material legal proceedings are currently pending or to our knowledge threatened against us or against any of our assets.

Item 1A. Risk Factors

     Other than with respect to the risk factor below, there have been no material changes from the risk factors disclosed in "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2005. The risk factor presented below should be read in conjunction with the risk factors and information disclosed in our Annual Report on Form 10-K.

     Because we will borrow to purchase equipment, including recourse debt, losses as a result of lessee defaults may be greater than if debt were not incurred. Restrictions imposed by the terms of our indebtedness may limit our financial flexibility.

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

     Additionally, while we expect the majority of our borrowings to be non-recourse, some of our borrowings may be recourse debt, whereby the lender can look to our general assets or the general assets of other equipment leasing funds our General Partner operates in the case of nonpayment. Recourse debt may increase our risk of loss because we must meet our loan payment obligations regardless of the rental revenue we receive from the equipment. With respect to non-recourse borrowings, a lessee default could force us to make debt service payments so as to protect our investment in equipment and prevent us from being subject to repossession.

     We together with certain of our affiliates (entities sponsored and organized by our General Partner), ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC and ICON Leasing Fund Eleven, LLC are party to a commercial loan agreement (the "Loan Agreement") with California Bank & Trust. The terms of our Loan Agreement could restrict us from paying distributions to investors if such payments would cause us not to be in compliance with our financial covenants. See "Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

     Our General Partner consented to us redeeming 1,050 limited partnership units during the 2006 Quarter. The redemption amounts are calculated according to a specified redemption formula in accordance with the partnership agreement. Redeemed units have no voting rights and do not share in distributions. The partnership agreement limits the number of limited partnership units which can be redeemed in any one year and redeemed limited partnership units may not be reissued. The following table details our limited partnership unit redemptions:

                                             Total Number of
                                              Limited Partner   Price Paid Per
                                                  Units         Limited Partner
                                                Redeemed             Units
                                                --------             ------

 January 1, 2006 through January 31, 2006             -              $   -
 February 1, 2006 through February 28, 2006        1,050              42.77
 March 1, 2006 through March 31, 2006                 -                  -
                                                --------             ------

                                                   1,050             $42.77
                                                ========             ======

Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters To A Vote Of Security Holders

         No matters were submitted to a vote of security holders during the first quarter 2006.

Item 5.  Other Information

         Not applicable.

Item 6.  Exhibits

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

Date: May 15, 2006

/s/ Beaufort J.B. Clarke
------------------------
Beaufort J.B. Clarke
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 15, 2006

/s/ Thomas W. Martin
------------------------
Thomas W. Martin
Chief Operating Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)