Form 10-Q
period 2006-06-30
ICON INCOME FUND EIGHT B LP
filed 2006-08-21
CIK 1121716

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

quarterly period ended                               June 30, 2006
                       ---------------------------------------------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

transition period from ______________________________ to _______________________

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

Number of outstanding limited partnership units of the registrant on August 1, 2006 is 741,530.


                          ICON Income Fund Eight B L.P.
                                      Index


PART I - FINANCIAL INFORMATION                                                         Page

     Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets at June 30, 2006 (Unaudited) and
           December 31, 2005                                                             1

         Condensed Consolidated Statements of Operations for the Three and Six
           Months Ended June 30, 2006 and 2005 (Unaudited)                               3

         Condensed Consolidated Statement of Changes in Partners' Equity for the Six
           Months Ended June 30, 2006 (Unaudited)                                        4

         Condensed Consolidated Statements of Cash Flows for the Six Months Ended
           June 30, 2006 and 2005 (Unaudited)                                            5

         Notes to Condensed Consolidated Financial Statements (Unaudited)                7

     Item 2.  General Partner's Discussion and Analysis of Financial Condition and
              Results of Operations                                                     13

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk                19

     Item 4.  Controls and Procedures                                                   19

PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings                                                         20

     Item 1A. Risk Factors                                                              20

     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds               21

     Item 3.  Defaults Upon Senior Securities                                           21

     Item 4.  Submission of Matters to a Vote of Security Holders                       21

     Item 5.  Other Information                                                         21

     Item 6.  Exhibits                                                                  21

Signatures                                                                              22


                         PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)
                      Condensed Consolidated Balance Sheets

                                     ASSETS


                                                 (Unaudited)
                                                   June 30,        December 31,
                                                     2006             2005
                                                 -----------       -----------
 Cash and cash equivalents                       $ 1,231,241       $   848,665
                                                 -----------       -----------

 Investments in finance leases:
      Minimum rents receivable                       807,260         2,486,536
      Estimated unguaranteed residual values         273,825           677,390
      Initial direct costs, net                        1,784             8,347
      Unearned income                                (28,256)         (132,337)
                                                 -----------       -----------

         Net investments in finance leases         1,054,613         3,039,936
                                                 -----------       -----------

 Investments in operating leases:
      Equipment, at cost                         114,208,991       118,154,977
      Accumulated depreciation                   (42,395,399)      (41,174,571)
                                                 -----------       -----------

         Net investments in operating leases      71,813,592        76,980,406
                                                 -----------       -----------

 Investments in joint ventures                     4,008,577         5,002,985
 Due from General Partner and affiliates                   -            92,836
 Investment in option, at cost                     2,100,000         2,100,000
 Other assets, net                                 3,889,296         3,895,419
                                                 -----------       -----------

         Total assets                            $84,097,319       $91,960,247
                                                 ===========       ===========

See accompanying notes to condensed consolidated financial statements.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)
                      Condensed Consolidated Balance Sheets

                        LIABILITIES AND PARTNERS' EQUITY


                                                    (Unaudited)
                                                      June 30,     December 31,
                                                        2006          2005
                                                    -----------    -----------
 Notes payable - non-recourse                       $57,410,506    $63,746,059
 Notes payable - recourse                             1,795,000              -
 Due to General Partner and affiliates                   27,101              -
 Deferred rental income                                 454,458        497,303
 Accounts payable and other liabilities               1,652,433        426,263
 Minority interest                                      186,796        353,481
                                                    -----------    -----------

      Total liabilities                              61,526,294     65,023,106
                                                    -----------    -----------

 Commitments and contingencies

 Partners' equity:
      General Partner                                  (423,636)      (380,487)
      Limited Partners (741,530 and 742,830 units
         outstanding, $100 per unit original
           issue price)                              22,994,661     27,317,628
                                                    -----------    -----------

      Total partners' equity                         22,571,025     26,937,141
                                                    -----------    -----------

      Total liabilities and partners' equity        $84,097,319    $91,960,247
                                                    ===========    ===========

See accompanying notes to condensed consolidated financial statements.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)



                                                                    Three Months Ended June 30,     Six Months Ended June 30,
                                                                   ----------------------------   ----------------------------
                                                                        2006           2005            2006           2005
                                                                   -------------    -----------   -------------    -----------
 Revenue:
      Rental income                                                $   4,038,662    $ 4,973,605   $   8,183,025    $10,112,212
      Finance income                                                      39,503        172,320         104,081        370,848
      (Loss) income from investments in joint ventures                  (790,549)       124,691        (994,408)       264,087
      Net gain (loss) on sales of equipment                              466,992         40,676         446,313       (137,053)
      Net gain on sale of investment in unguaranteed residual values           -          4,671               -        320,097
      Interest and other income                                            3,012        218,655          71,328        218,655
                                                                   -------------    -----------   -------------    -----------

         Total revenue                                                 3,757,620      5,534,618       7,810,339     11,148,846
                                                                   -------------    -----------   -------------    -----------

 Expenses:
      Depreciation and amortization                                    2,798,977      3,338,121       5,259,692      6,763,295
      Interest                                                           888,822      1,114,409       1,742,569      2,265,131
      Maintenance expense                                                277,698              -       1,152,698              -
      Management fees - General Partner                                   55,545        213,409         410,842        725,104
      Administrative expense reimbursements - General Partner             27,101         95,708         161,980        317,181
      General and administrative                                         153,422         58,176         346,050        560,449
      Minority interest                                                   27,058         28,668          52,442         61,912
                                                                   -------------    -----------   -------------    -----------

         Total expenses                                                4,228,623      4,848,491       9,126,273     10,693,072
                                                                   -------------    -----------   -------------    -----------

 Net (loss) income                                                 $    (471,003)   $   686,127   $  (1,315,934)   $   455,774
                                                                   =============    ===========   =============    ===========

 Net (loss) income allocable to:
      Limited Partners                                             $    (466,293)   $   679,266   $  (1,302,775)   $   451,216
      General Partners                                                    (4,710)         6,861         (13,159)         4,558
                                                                   -------------    -----------   -------------    -----------

                                                                   $    (471,003)   $   686,127   $  (1,315,934)   $   455,774
                                                                   =============    ===========   =============    ===========

 Weighted average number of limited partnership
      units outstanding                                                  741,656        743,279         741,973        743,279
                                                                   =============    ===========   =============    ===========

 Net (loss) income per weighted average limited
      partnership unit outstanding                                 $       (0.63)   $      0.91   $       (1.76)   $      0.61
                                                                   =============    ===========   =============    ===========

See accompanying notes to condensed consolidated financial statements.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)
         Condensed Consolidated Statement of Changes in Partners' Equity
                         Six Months Ended June 30, 2006
                                   (Unaudited)

                                                                      Limited
                                                                      Partner                                         Total
                                                                       Units          Limited        General         Partners'
                                                                    Outstanding       Partners       Partner          Equity
                                                                   -------------    -----------   -------------    -----------
 Balance, January 1, 2006                                                742,830    $27,317,628   $    (380,487)   $26,937,141

 Limited partnership units redeemed                                       (1,300)       (51,135)             -         (51,135)
 Cash distributions to partners                                               -      (2,969,057)        (29,990)    (2,999,047)
 Net loss                                                                     -      (1,302,775)        (13,159)    (1,315,934)
                                                                   -------------    -----------   -------------    -----------

 Balance, June 30, 2006                                                  741,530    $22,994,661   $    (423,636)   $22,571,025
                                                                   =============    ===========   =============    ===========


See accompanying notes to condensed consolidated financial statements.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)
                 Condensed Consolidated Statements of Cash Flows
                            Six Months Ended June 30,
                                   (Unaudited)



 Increase (decrease) in cash and cash equivalents                                   2006              2005
                                                                                 -----------       -----------
 Cash flows from operating activities:
      Net (loss) income                                                          $(1,315,934)      $   455,774
      Adjustments to reconcile net (loss) income to net cash provided by
         (used in) operating activities:
            Rental income paid directly to lenders by lessees                     (6,799,919)       (8,925,817)
            Finance income paid directly to lenders by lessees                      (104,081)         (283,881)
            Net (gain) loss on sales of equipment                                   (446,313)          137,053
            Loss (income) from investments in joint ventures                         994,408          (264,087)
            Net gain from sale of investment in unguaranteed residual values               -          (320,097)
            Depreciation and amortization                                          5,259,692         6,763,295
            Interest expense on non-recourse financing paid directly to lenders    1,716,818         2,044,023
            Minority interest                                                         52,442            61,912
      Changes in operating assets and liabilities:
         Collection of principal - non-financed receivables                          427,504           315,743
         Due from/to General Partner and affiliates                                  119,937           (63,913)
         Other assets                                                                (66,563)         (149,435)
         Deferred rental income                                                      (42,845)           89,589
         Accounts payable and other liabilities                                    1,216,181           (12,379)
                                                                                 -----------       -----------

 Net cash provided by (used in) operating activities                               1,011,327          (152,220)
                                                                                 -----------       -----------

 Cash flows from investing activities:
      Proceeds from sales of equipment and sales advances received                   835,569           675,006
      Loans and advances to affiliates                                                     -          (672,992)
      Distributions to minority interest in  joint venture                          (219,127)         (190,159)
      Proceeds from sale of investment in unguaranteed residual values                     -           320,097
                                                                                 -----------       -----------

 Net cash provided by investing activities                                           616,442           131,952
                                                                                 -----------       -----------

 Cash flows from financing activities:
      Cash distributions to partners                                              (2,989,058)       (3,003,154)
      Proceeds from recourse borrowings                                            1,795,000         2,610,000
      Cash paid for redemption of limited partnership units                          (51,135)                -
                                                                                 -----------       -----------

 Net cash used in financing activities                                            (1,245,193)         (393,154)
                                                                                 -----------       -----------

 Net increase (decrease) in cash and cash equivalents                                382,576          (413,422)

 Cash and cash equivalents, beginning of the period                                  848,665         1,249,480
                                                                                 -----------       -----------

 Cash and cash equivalents, end of the period                                    $ 1,231,241       $   836,058
                                                                                 ===========       ===========


See accompanying notes to condensed consolidated financial statements.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)
                 Condensed Consolidated Statements of Cash Flows
                            Six Months Ended June 30,
                                   (Unaudited)


                                                                                    2006               2005
                                                                                 -----------       -----------
 Supplemental disclosure of cash flow information:
      Cash paid during the period for interest                                   $    25,267       $   221,108
                                                                                 ===========       ===========


 Supplemental disclosure of non-cash investing and financing activities:
      Principal and interest paid directly to lenders by lessees                 $ 8,052,371       $11,246,379
                                                                                 ===========       ===========
      Notes payable non-recourse relinquished with repossession of equipment     $         -       $ 3,398,406
                                                                                 ===========       ===========
      Joint venture interests acquired from affiliate in exchange
         for amounts owed                                                        $         -       $   672,992
                                                                                 ===========       ===========
      Escrow utilized to pay non-recourse debt                                   $   281,868       $         -
                                                                                 ===========       ===========
      Transfer of equipment from direct finance lease to operating lease         $   403,565       $         -
                                                                                 ===========       ===========


See accompanying notes to condensed consolidated financial statements.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)
              Notes To Condensed Consolidated Financial Statements
                                  June 30, 2006
                                   (Unaudited)

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

     The Partnership accounts for its noncontrolling interests in joint ventures where the Partnership has influence on financial and operational matters, generally greater than 5% but less than 50% ownership interest, under the equity method of accounting. In such cases, the Partnership's original investments are recorded at cost and adjusted for its share of earnings, losses and distributions. The Partnership accounts for investments in joint ventures where the Partnership has virtually no influence over financial and operational matters using the cost method of accounting. In such cases, the Partnership's original investments are recorded at cost and any distributions received are recorded in operations. All of the Partnership's investments in joint ventures are subject to its impairment review policies.

     In joint ventures where the Partnership's ownership interest is majority owned, minority interest represents the minority owner's proportionate share of its equity in the joint venture. The minority interest is adjusted for the minority owner's share of the earnings, losses and distributions of the joint venture.

(2)    Organization

     The Partnership was formed on February 7, 2000 as a Delaware limited partnership. The Partnership is engaged in one business segment, the business of acquiring equipment subject to lease and, to a lesser degree, acquiring ownership rights to items of equipment at lease expiration. The Partnership will continue until December 31, 2017, unless terminated sooner.

     The General Partner of the Partnership is ICON Capital Corp. (the "General Partner"), a Connecticut corporation. The General Partner manages and controls the business affairs, including, but not limited to, the Partnership's equipment leases and financing transactions under the terms of a management agreement with the Partnership. Additionally, the General Partner has a 1% interest in the profits, losses, cash distributions and liquidation proceeds of the Partnership.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)
              Notes To Condensed Consolidated Financial Statements
                                  June 30, 2006
                                   (Unaudited)

(2)    Organization - continued

     The Partnership invested most of the net proceeds from its offering in items of equipment that are subject to a lease. After the net offering proceeds were invested, additional investments were made with the cash generated from the Partnership's initial investments to the extent that cash is not needed for expenses, reserves and distributions to partners. The investment in additional equipment in this manner is called "reinvestment." The Partnership purchases equipment from time to time until five years from the date the Partnership completed its offering. This time frame is called the "reinvestment period," which the Partnership anticipates will end on or about October 16, 2006. After the reinvestment period, the Partnership will begin selling its assets in the ordinary course of business during a time frame called the "liquidation period."

     Partners' capital accounts are increased for their initial capital contribution plus their proportionate share of earnings and decreased by their proportionate share of losses and distributions. Profits, losses, cash distributions and liquidation proceeds are allocated 99% to the limited partners and 1% to the General Partner until each limited partner has received cash distributions and liquidation proceeds sufficient to reduce their adjusted capital contribution account to zero and receive, in addition, other distributions and allocations which would provide an 8% per year cumulative return on their outstanding adjusted capital contribution account. After such time, distributions will be allocated 90% to the limited partners and 10% to the General Partner.

     Certain reclassifications have been made to the accompanying condensed consolidated financial statements for the three and six month periods ended June 30, 2005 to conform to the current period presentation.

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

(4)    Investments in Finance Leases

     On April 30, 2006 and May 31, 2006, two of the Partnership's leases with K-Mart Corporation ("K-Mart") expired and, pursuant to the terms of the leases, they have been extended for an additional 90 days. The Partnership is treating these leases as month-to-month leases beginning on May 1, 2006 and on June 1, 2006, respectively. Accordingly, the Partnership has reclassified approximately $285,000 and $119,000, respectively, of the unguaranteed residual values of these expired leases to investments in operating leases. A third lease with K-Mart, which was set to expire on August 31, 2006, has been extended for an additional 90 days.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)
              Notes To Condensed Consolidated Financial Statements
                                  June 30, 2006
                                   (Unaudited)

(5)    Investments in Operating Leases

     Investments in operating leases consist of the following at June 30, 2006 and December 31, 2005:

                                                                    (Unaudited)
                                                                      June 30,       December 31,
                                                                        2006             2005
                                                                   -------------    --------------
 Aircraft and aircraft related equipment                           $ 109,780,975    $  109,780,975
 Digital mini photo labs                                                 403,565                 -
 Material handling, telecommunication, over the road rolling
      stock, manufacturing and computer equipment                      4,024,451         8,374,002
                                                                   -------------    --------------

                                                                     114,208,991       118,154,977
 Less: accumulated depreciation                                      (42,395,399)      (41,174,571)
                                                                   -------------    --------------
                                                                   $  71,813,592    $   76,980,406
                                                                   =============    ==============

     On March 14, 2006, the Partnership entered into a lease extension with Cathay Pacific Airways Limited ("Cathay") with respect to an Airbus A340-313X aircraft that is 100% owned by the Partnership, through an owner trust. The original lease with Cathay was scheduled to expire on March 14, 2006 and has been extended until October 1, 2011.

     Simultaneously with the lease extension, the Partnership refinanced the non-recourse debt associated with the aircraft which was originally due on March 14, 2006 and required a balloon payment of approximately $52,850,000. The Partnership established, under the original lease, a reserve account totaling $281,868 which was used to reduce the balloon payment to $52,568,132. The Partnership refinanced $52,568,132, which accrues interest at the London Interbank Offered Rate ("LIBOR") plus 1.165% (which was 6.65% at June 30, 2006), matures on October 1, 2011 and has a balloon payment of approximately $32,000,000. The variable interest rate of the refinanced non-recourse debt will be fixed automatically under the debt agreement on September 14, 2006. At June 30, 2006, the outstanding balance of the non-recourse debt was $51,349,375.

     The Partnership has a commitment with respect to the Cathay aircraft to pay 50% of the maintenance overhaul costs, which were incurred on or prior to March 14, 2006. The Partnership has established a maintenance reserve cash account, which totaled approximately $1,354,000 at June 30, 2006, to pay for its portion of these costs. This account was funded in accordance with the terms of the original lease. For the three and six month periods ended June 30, 2006, the Partnership accrued an estimated amount of its portion of the non-recurring maintenance overhaul costs of approximately $278,000 and approximately $1,153,000, respectively. Any excess cash remaining after the maintenance overhaul is performed will be used to pay down the principal balance of the related non-recourse debt.

     Non-cancelable minimum annual rentals due from investments operating leases are as follows at June 30, 2006:

   Year Ending
    June 30,
   ------------
      2007                    $  13,028,000
      2008                    $   7,279,000
      2009                    $   6,540,000
      2010                    $   6,340,000
      2011                    $   5,940,000

(6)    Joint Ventures

     The joint venture described below is not consolidated by the Partnership.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)
              Notes To Condensed Consolidated Financial Statements
                                  June 30, 2006
                                   (Unaudited)

(6)    Joint Ventures - continued

ICON Aircraft 126, LLC

     The Partnership along with ICON Income Fund Nine, LLC ("Fund Nine") formed ICON Aircraft 126 LLC ("ICON 126") for the purpose of acquiring all of the outstanding shares of Delta Aircraft Leasing Limited ("D.A.L."), a Cayman
Islands registered company, which owns, through an Owner Trust, an Airbus A340-313X aircraft which was on lease to Cathay through March 2006 and has been extended until July 1, 2011. The Partnership and Fund Nine each have ownership interests of 50% in ICON 126. ICON 126 consolidates the financial position and operations of D.A.L. in its consolidated financial statements.

     Simultaneously with the lease extension, ICON 126 refinanced the non-recourse debt associated with the aircraft which was scheduled to mature on March 27, 2006 and had a balloon payment of approximately $52,850,000. ICON 126 established, under the original lease, a reserve account totaling $582,509, which was used to reduce the balloon payment to $52,267,491. ICON 126 refinanced $52,267,491, which accrues interest at LIBOR plus 1.165% (which was 6.65% at June 30, 2006), matures on July 1, 2011 and has a balloon payment of approximately $32,000,000. The variable interest rate of the refinanced debt will be fixed automatically under the debt agreement on September 27, 2006.

     ICON 126 has a commitment with respect to its Cathay aircraft to pay 50% of the maintenance overhaul costs, which were incurred on or prior to March 27, 2006. ICON 126 has established a maintenance reserve cash account, which totaled approximately $1,354,000 at June 30, 2006 to pay for its portion of these costs. This account was funded in accordance with the terms of the original lease. For the six month period ended June 30, 2006, ICON 126 accrued an estimated amount of its portion of the non-recurring maintenance overhaul costs of approximately $1,100,000. Any excess cash remaining after the maintenance overhaul is performed will be used to pay down the principal balance of the related non-recourse debt.

(7)  Notes Payable Non-recourse

     Principal maturities of the Partnership's notes payable - non-recourse consisted of following at June 30, 2006:

  Year Ending
   June 30,
  -----------
    2007                $ 9,064,000
    2008                $ 3,561,000
    2009                $ 3,804,000
    2010                $ 3,904,000
    2011                $ 3,695,000

(8)   Revolving Loan Facility

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

     In accordance with the terms and conditions of the Agreement, the Borrowers are required to comply with certain financial covenants, including, a minimum debt coverage ratio, a tangible net worth covenant, a leverage ratio and a minimum liquidity covenant. The Borrowers are in compliance with these covenants at June 30, 2006. The Agreement prohibits the Borrowers from declaring or paying any distributions to investors if such a payment would cause the Borrowers to become non-compliant with the financial covenants in the Agreement.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)
              Notes To Condensed Consolidated Financial Statements
                                  June 30, 2006
                                   (Unaudited)

(8)    Revolving Loan Facility - continued

     In addition, on August 31, 2005, the Borrowers entered into a Contribution Agreement (the "Contribution Agreement"), pursuant to which the Borrowers have agreed to certain restrictions on the amounts and terms of their respective borrowings under the Facility in order to minimize the risk that a Borrower would be unable to repay its portion of the outstanding obligations under the Facility at any time. These restrictions include, but are not limited to, borrowing in excess of the lesser of (a) an amount each Borrower could reasonably expect to repay in one year from its projected cash flow, or (b) the greater of (i) the borrowing base, as defined in the Agreement, as applied to such Borrower and (ii) 50% of the net worth of such Borrower.

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

     Under the terms of the Agreement, the Borrowers are required to maintain a cash reserve with the Lender representing 20% of all outstanding advances plus all pending advances. Fund Eleven has established an interest bearing cash account with the Lender totaling $359,000 at June 30, 2006, which satisfies the Lender's cash reserve requirement for all the Borrowers.

     At June 30, 2006, aggregate borrowings by all Borrowers under the Facility amounted to $1,795,000, of which the Partnership currently has the entire amount outstanding under the Facility.

(9)    Transactions with Related Parties

     Prior to May 1, 2006, in accordance with the terms of the management agreement, the Partnership paid the General Partner (i) management fees ranging from 1% to 7% based on a percentage of the rentals received either directly by the Partnership or through joint ventures and (ii) acquisition fees, through the reinvestment period, of 3% of the gross value of the Partnership's acquisition transactions. In addition, the General Partner was reimbursed for administrative expenses incurred in connection with the Partnership's operations. Effective May 1, 2006, the General Partner has waived its rights to future management fees and administrative expense reimbursements.

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

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)
              Notes To Condensed Consolidated Financial Statements
                                  June 30, 2006
                                   (Unaudited)

(9)    Transactions with Related Parties - continued

     The General Partner also has a 1% interest in the Partnership's profits, losses, cash distributions and liquidation proceeds. The Partnership paid or accrued distributions to the General Partner for the six months ended June 30, 2006 of $29,990. The General Partner's interest in the Partnership's net loss or income for the three month periods ended June 30, 2006 and 2005 was $(4,710) and $6,861, respectively. The General Partner's interest in the Partnership's net loss or income for the six month periods ended June 30, 2006 and 2005 was $(13,159) and $4,558, respectively.

     Fees and other expenses charged to operations by the Partnership and paid to the General Partner or its affiliates for the three and six month periods ended June 30, 2006 and 2005, respectively, were as follows:


                                                      Three Months Ended               Six Months Ended
                                                           June 30,                        June 30,
                                                  ---------------------------   ----------------------------
                                                    2006            2005             2006             2005
                                                  ----------    -------------   -------------   ------------
 Management fees                                  $   55,545    $     213,409   $     410,842   $    725,104
 Administrative expense reimbursements                27,101           95,708         161,980        317,181
                                                 -----------    -------------   -------------   ------------

                                                  $   82,646    $     309,117   $     572,822   $  1,042,285
                                                  ==========    =============   =============   ============

     At June 30, 2006, the Partnership owes $27,101 to the General Partner for administrative expense reimbursements accrued prior to May 1, 2006.

(10)    Recent Accounting Pronouncements

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

Overview

     We are an equipment leasing business formed on February 7, 2000. We began active operations on June 14, 2000. We are primarily engaged in the business of acquiring equipment subject to lease and, to a lesser degree, acquiring ownership rights to items of leased equipment at lease expiration. Some of our equipment leases are acquired for cash and are expected to provide current cash flow, which we refer to as "income" leases. The majority of the purchase price of our other equipment leases is financed, so these leases generate little or no current cash flow because substantially the entire rental payments received from a lessee are paid to a lender. For these "growth" leases, we anticipate that the future value of the leased equipment will exceed the cash portion of the purchase price paid for the equipment. We are currently in our "reinvestment" phase, wherein we seek to purchase equipment from time to time through October 2006.

     We invested most of the net proceeds from our offering in items of equipment that are subject to a lease. After the net offering proceeds were invested, additional investments were made with the cash generated from our initial investments to the extent that cash is not needed for expenses, reserves and distributions to partners. The investment in additional equipment in this manner is called "reinvestment." We purchase equipment from time to time until five years from the date we completed our offering. This time frame is called the "reinvestment period," which we anticipate will end on or about October 16, 2006. After the reinvestment period, we will begin selling our assets in the ordinary course of business during a time frame called the "liquidation period."

     At June 30, 2006, our portfolio, which we hold either directly or through joint venture investments with affiliates and others, consists primarily of the following equipment subject to lease:

     Air Transportation Equipment:

     o We have a 90% interest in a McDonnell Douglas DC-10-30F aircraft on lease with Federal Express Corporation with an expiration date of March 31, 2007.

     o We have a 100% interest in one Airbus A340-313X aircraft and a 50% interest in a second Airbus A340-313X aircraft, both on lease to Cathay Pacific Airways Limited ("Cathay") with original expiration dates of March 14, 2006 and March 27, 2006, respectively. We entered into lease extensions with respect to each of the Airbus A340-313X aircraft to extend the terms of the leases from March 14, 2006 and March 27, 2006 to October 1, 2011 and July 1, 2011, respectively.

     o We have a 100% interest in five aircraft engines on lease to TWA, LLC, a subsidiary of American Airlines. The lease is scheduled to expire on May 28, 2008.

     Information Technology Equipment:

     o We have a 100% interest in four lease schedules consisting of 128 Noritsu Optical/Digital photo processing mini-labs subject to lease with K-Mart Corporation ("K-Mart"). On April 30, 2006 and May 31, 2006, two of our leases with K-Mart expired and, pursuant to the terms of the leases, they have been extended for an additional 90 days. We are treating these leases as month-to-month leases beginning on May 1, 2006 and on June 1, 2006, respectively. A third lease with K-Mart, which was set to expire on August 31, 2006, has been extended for an additional 90 days. The remaining lease expires on January 31, 2007.

     Other Equipment:

     o We have a 97.73% interest in ICON Cheyenne LLC. ICON Cheyenne LLC is a joint venture with certain affiliates of our General Partner, which holds a portfolio of 16 active leases with expiration dates through September 2007. The portfolio consists of over the road rolling stock, manufacturing equipment and materials handling equipment.

     o We have a 74.87% interest in ICON SPK 2023-A LLC. ICON SPK 2023-A LLC is a joint venture with certain affiliates of our General Partner, which holds a portfolio of 13 active leases with expiration dates through April 2008. The portfolio consists of various equipment leases, including material handling, telecommunication and computer equipment.

Lease and Other Significant Transactions

     K-Mart Corporation Extensions

     We have a 100% interest in four lease schedules consisting of 128 Noritsu Optical/Digital photo processing mini-labs subject to lease with K-Mart. On April 30, 2006 and May 31, 2006, two of our leases with K-Mart expired and, pursuant to the terms of the leases, they have been extended for an additional 90 days. We are treating these leases as month-to-month leases beginning on May 1, 2006 and on June 1, 2006, respectively. Accordingly, we have reclassified approximately $285,000 and $119,000, respectively, of the unguaranteed residual values of these expired leases to investments in operating leases. A third lease with K-Mart, which was set to expire on August 31, 2006, has been extended for an additional 90 days.

New Accounting Pronouncements

     The General Partner does not believe that any recently issued, but not yet effective accounting pronouncements, if currently adopted, would have a material effect on the accompanying condensed consolidated financial statements.

Results of Operations for the Three Months Ended June 30, 2006 (the "2006 Quarter") and 2005 (the "2005 Quarter")

     We are currently in our reinvestment period and anticipate entering our liquidation period on or about October 17, 2006, unless our General Partner extends the reinvestment period, which it may do, at its discretion, for up to an additional three years. While in the reinvestment period, we will continue to look for equipment leases to purchase, either with cash or with a combination of cash and financing. As such, we expect our revenue will fluctuate due to our selling some equipment leases while purchasing other equipment leases. We also expect to have gains and losses from the sales of equipment during this time period. As for our expenses, we anticipate interest expense to decrease as our outstanding debt decreases. If we enter into an equipment lease where we finance a portion of the purchase price then interest expense will increase.

     Effective May 1, 2006, the General Partner waived its rights to future management fees and administrative expense reimbursements.

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

     Revenue for the 2006 Quarter and 2005 Quarter are summarized as follows:


                                                                             Three Months Ended June 30,
                                                                     -------------------------------------------
                                                                         2006           2005          Change
                                                                     -----------    ------------  --------------
 Total revenue                                                       $ 3,757,620    $  5,534,618  $   (1,776,998)
                                                                     ===========    ============  ==============


 Rental income                                                       $ 4,038,662    $  4,973,605  $     (934,943)
 Finance income                                                      $    39,503    $    172,320  $     (132,817)
 (Loss) income from investments in joint ventures                    $  (790,549)   $    124,691  $     (915,240)
 Net gain (loss) on sales of equipment                               $   466,992    $     40,676  $      426,316
 Net gain on sale of investment in unguaranteed residual values      $         -    $      4,671  $       (4,671)
 Interest and other income                                           $     3,012    $    218,655  $     (215,643)


     Total revenue for the 2006 Quarter decreased $1,776,998, or 32.1%, as compared to the 2005 Quarter. The decrease in rental income was primarily due to the sale, in October 2005, of a flight simulator previously on lease to British Aerospace, Inc., which was included in rental income for the 2005 Quarter but not for the 2006 Quarter. In addition, during March 2006, we extended our lease with Cathay and the extension included a reduction in monthly rental payments of $150,000. The decrease in finance income was consistent with the lease terms of our finance leases and we expect the income to continue to decrease as we get closer to the expiration of our finance leases. The decrease in our net income from investments in joint ventures was primarily due to the lease extension completed during March 2006, which reduced the rental income of our joint venture, ICON 126, LLC, whose sole asset is an Airbus A340-313X aircraft. The increase in net gain on sales of equipment is primarily due to equipment sales in two of our majority owned joint ventures, ICON Cheyenne, LLC and ICON SPK-2023 A LLC.

     Expenses for the 2006 Quarter and the 2005 Quarter are summarized as follows:


                                                                              Three Months Ended June 30,
                                                                     -------------------------------------------
                                                                         2006           2005         Change
                                                                     -----------    ------------  --------------
 Total expenses                                                      $ 4,228,623    $  4,848,491  $     (619,868)
                                                                     ===========    ============  ==============

 Depreciation and amortization                                       $ 2,798,977    $  3,338,121  $     (539,144)
 Interest                                                            $   888,822    $  1,114,409  $     (225,587)
 Maintenance expense                                                 $   277,698    $          -  $      277,698
 Management fees - General Partner                                   $    55,545    $    213,409  $     (157,864)
 Administrative expense reimbursements - General Partner             $    27,101    $     95,708  $      (68,607)
 General and administrative                                          $   153,422    $     58,176  $       95,246
 Minority interest                                                   $    27,058    $     28,668  $       (1,610)


     Total expenses for the 2006 Quarter decreased $619,868, or 12.8%, from the 2005 Quarter. The decrease in depreciation and amortization was primarily attributable to the sales of equipment in several of our majority owned joint ventures, ICON Cheyenne, LLC and ICON SPK-2023A, LLC during 2005. The decrease in interest expense was primarily attributable to our decrease in the outstanding balance of our non-recourse debt. The increase in maintenance expense, which is a one-time charge, was due solely to a required maintenance overhaul of our Airbus A340-313X aircraft. The decrease of both management fees
- General Partner and administrative expense reimbursements - General Partner is due to our General Partner's decision, effective May 1, 2006, to waive all future management fees and administrative expense reimbursements. Such services include the collection of lease payments from lessees, re-leasing services in connection with equipment which is off-lease, inspections of the equipment, liaison with and general supervision of lessees to assure that the equipment is being properly operated and maintained, monitoring performance by the lessees of their obligations under the leases and the payment of operating expenses.

Net (Loss) Income

     As a result of the foregoing factors, the net loss for 2006 Quarter was $(471,003), as compared to net income for 2005 Quarter of $686,127. The net loss per weighted average number of limited partnership units outstanding for the 2006 Quarter was $(0.63) as compared to net income per weighted average number of limited partnership units outstanding for 2005 Quarter of $0.91.

Results of Operations for the Six Months Ended June 30, 2006 (the "2006 Period") and 2005 (the "2005 Period")

     Revenue for the 2006 Period and 2005 Period are summarized as follows:

                                                                              Six Months Ended June 30,
                                                                     -------------------------------------------
                                                                         2006            2005         Change
                                                                     -----------    ------------  --------------
 Total revenue                                                       $ 7,810,339    $ 11,148,846  $   (3,338,507)
                                                                     ===========    ============  ===============

 Rental income                                                       $ 8,183,025    $ 10,112,212  $   (1,929,187)
 Finance income                                                      $   104,081    $    370,848  $     (266,767)
 (Loss) income from investments in joint ventures                    $  (994,408)   $    264,087  $   (1,258,495)
 Net gain (loss) on sales of equipment                               $   446,313    $   (137,053) $      583,366
 Net gain on sale of investment in unguaranteed residual values      $        -     $    320,097  $     (320,097)
 Interest and other income                                           $    71,328    $    218,655  $     (147,327)


     Total revenue for the 2006 Period decreased $3,338,507, or 29.9%, as compared to the 2005 Period. The decrease in rental income was primarily due to the sale, in October 2005, of a flight simulator previously on lease to British Aerospace, Inc., which was included in rental income for the 2005 Period but not for the 2006 Period. In addition, during March 2006, we extended our lease with Cathay and the extension included a reduction in monthly rental payments of $150,000. The decrease in finance income was consistent with the lease terms of our finance leases and we expect the income to continue to decrease as we get closer to the expiration of our finance leases. The decrease in our net income from investments in joint ventures was partially due the lease extension completed during March 2006, which reduced the rental income of our joint venture, ICON 126, LLC, whose sole asset is an Airbus A340-313X aircraft. Additionally, ICON 126, LLC incurred a one-time charge for maintenance overhaul costs of approximately $1,153,000 for the 2006 Period. The increase in net gain on sales of equipment is primarily due to equipment sales in two of our majority owned joint ventures, ICON Cheyenne, LLC and ICON SPK-2023 A LLC.

     Expenses for the 2006 Period and the 2005 Period are summarized as follows:

                                                                               Six Months Ended June 30,
                                                                     -------------------------------------------
                                                                         2006           2005          Change
                                                                     -----------    ------------  --------------
 Total expenses                                                      $ 9,126,273    $ 10,693,072  $   (1,566,799)
                                                                     ===========    ============  ==============

 Depreciation and amortization                                       $ 5,259,692    $  6,763,295  $   (1,503,603)
 Interest                                                            $ 1,742,569    $  2,265,131  $     (522,562)
 Maintenance expense                                                 $ 1,152,698    $         -   $    1,152,698
 Management fees - General Partner                                   $   410,842    $    725,104  $     (314,262)
 Administrative expense reimbursements - General Partner             $   161,980    $    317,181  $     (155,201)
 General and administrative                                          $   346,050    $    560,449  $     (214,399)
 Minority interest                                                   $    52,442    $     61,912  $       (9,470)


     Total expenses for the 2006 Period decreased $1,566,799, or 14.7%, from the 2005 Period. The decrease in depreciation and amortization was primarily attributable to the sales of equipment in several of our majority owned joint ventures, ICON Cheyenne, LLC and ICON SPK 2023-A, LLC during 2005. The decrease in interest expense was primarily attributable to the decrease in the outstanding balance of our non-recourse debt between the 2006 Period and the 2005 Period. The increase in maintenance expense, which is a one-time charge, was due solely to required maintenance overhaul costs incurred on our Airbus A340-313X aircraft. The decrease of both management fees - General Partner and administrative expense reimbursements - General Partner is due to our General Partner's decision, effective May 1, 2006, to waive all future management fees and administrative expense reimbursements. Such services include the collection of lease payments from lessees, re-leasing services in connection with equipment which is off-lease, inspections of the equipment, liaison with and general supervision of lessees to assure that the equipment is being properly operated and maintained, monitoring performance by the lessees of their obligations under the leases and the payment of operating expenses. The decrease in general and administrative is due to primarily to a decrease in professional fees incurred during the 2005 Period relating to the K-Mart litigation, which was settled during June 2005.

Net (Loss) Income

     As a result of the foregoing factors, the net loss for 2006 Period was $(1,315,934), as compared to net income for 2005 Period of $455,774. The net loss per weighted average number of limited partnership units outstanding for the 2006 Period was $(1.76), as compared to net income per weighted average number of limited partnership units outstanding for 2005 Period of $0.61.

Liquidity and Capital Resources

Sources and Uses of Cash

     At June 30, 2006, we had cash and cash equivalents of $1,231,241. Historically, our main source of cash is from investing activities. Our main use of cash is for financing activities in the form of cash distributions to our partners.

     Our main sources of cash during the 2006 Period were primarily from financing activities, investing activities and operating activities. Our main source of cash from financing activities was from the proceeds we received from our recourse debt of approximately $1,795,000. Our main source of cash from investing activities was approximately $836,000 from the sales of equipment. Our net cash from operating activities was approximately $1,011,000, of which the collection of principal payments from our finance leases totaled approximately $427,000.

     Our main uses of cash during the 2006 Period were for financing activities and investing activities. Our primary use of cash for financing activities was distribution payments to our partners of approximately $2,989,000 and the redemption of limited partnership units of approximately $51,000. Our main use of cash for investing activities was distribution payments to the minority owners of our joint ventures of approximately $219,000.

Financings and Borrowings

      Non-Recourse Debt

     We have non-recourse debt at June 30, 2006 of $57,410,506. Our non-recourse debt consists of notes payable in which the lenders have a security interest in the equipment and an assignment of the rental payments under the leases. The lenders are being paid directly by the lessees. Our non-recourse debt obligations accrue interest at rates ranging from 4.035% per year to 9.489% per year.

     Revolving Credit Facility

     On August 31, 2005, we, together with certain of our affiliates (entities sponsored and organized by the General Partner), ICON Income Fund Nine, LLC ("Fund Nine"), ICON Income Fund Ten, LLC ("Fund Ten") and ICON Leasing Fund Eleven, LLC ("Fund Eleven") (collectively, the "Borrowers") entered into a Commercial Loan Agreement (the "Agreement") with California Bank & Trust (the "Lender"). The Agreement provides for a revolving line of credit of up to $17,000,000 pursuant to a senior secured revolving loan facility (the "Facility") which is secured by all assets of the Borrowers not subject to a first priority lien, as defined in the Agreement. Each of the Borrowers is jointly and severally liable for all amounts borrowed under the Facility. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, based on the present value of the future receivables under certain lease agreements in which the Borrowers have a beneficial interest. The interest rate on any advances made under the Facility is the Lender's prime rate plus 0.25% per year (which was 8.5% at June 30, 2006). In accordance with the Agreement, the Borrowers may elect to have up to five separate advances under the Facility each made at the rate at which United States dollar deposits can be acquired by the Lender in the London Interbank Eurocurrency Market, plus 2.75% per year. The Facility expires on August 31, 2007 unless renewed by the Borrowers for an additional one year term, in the sole discretion of the Lender.

     As part of the Agreement the Borrowers are required to comply with certain financial covenants, including, a minimum debt coverage ratio, a tangible net worth covenant, a leverage ratio and a minimum liquidity covenant. The Borrowers are in compliance with these covenants at June 30, 2006. The Agreement prohibits the Borrowers from declaring or paying any distribution to investors if such a payment would cause the Borrowers to become non-compliant with the financial covenants in the Agreement.

     In addition, on August 31, 2005, the Borrowers entered into a Contribution Agreement (the "Contribution Agreement"), pursuant to which the Borrowers have agreed to certain restrictions on the amounts and terms of their respective borrowings under the Facility in order to minimize the risk that a Borrower would be unable to repay its portion of the outstanding obligations under the Facility at any time. These restrictions include, but are not limited to, borrowing in excess of the lesser of (a) an amount each Borrower could reasonably expect to repay in one year from its projected cash flow, or (b) the greater of (i) the borrowing base, as defined in the Agreement, as applied to such Borrower and (ii) 50% of the net worth of such Borrower. The Contribution Agreement also provides that, in the event a Borrower pays an amount under the Contribution Agreement in excess of its share of the total obligations under the Facility, whether by reason of an event of default or otherwise, the other Borrowers will immediately make a contribution payment to such Borrower and in such amount that the aggregate amount paid by each Borrower reflects its allocable share of the aggregate obligations under the Facility. The Borrowers' obligations to each other under the Contribution Agreement are collateralized by a subordinate lien on the assets of each Borrower.

     Under the terms of the Agreement, the Borrowers are required to maintain a cash reserve with the Lender representing 20% of all outstanding advances plus all pending advances. Fund Eleven has established an interest bearing cash account with the Lender totaling $359,000 at June 30, 2006, which satisfies the Lender's cash reserve requirement for all the Borrowers.

     At June 30, 2006, aggregate borrowings by all Borrowers under the Facility amounted to $1,795,000, of which we currently have all amounts outstanding under the Facility.

     Our General Partner believes that with the cash we have currently available, cash being generated from our leases, cash distributions from our joint ventures, proceeds from equipment sales and available borrowings under our Facility, we have sufficient cash to continue our operations into the foreseeable future. However, our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect our lessees' businesses that are beyond our control.

Distributions

     We pay monthly distributions to our limited partners beginning with the first month after the limited partners' admission through the termination of the operating period, which we anticipate will be on or about October 16, 2006. We paid distributions to our limited partners for the six months ended June 30, 2006 of $2,969,057. We paid or accrued distributions to our General Partner for the six months ended June 30, 2006 of $29,990.

Contractual Obligations and Commitments and Off Balance Sheet Transactions

     We refinanced the non-recourse debt associated with our 100% owned Cathay aircraft which was originally due on March 14, 2006 and required a balloon payment of approximately $52,850,000. We established, under the original lease, a reserve account totaling $281,868 which was used to reduce the balloon payment to $52,568,132. We refinanced $52,568,132, which accrues interest at LIBOR plus 1.165% (which was 6.65% at June 30, 2006), matures on October 1, 2011 and has a balloon payment of approximately $32,000,000. The variable interest rate of the refinanced non-recourse debt will be fixed automatically under the debt agreement on September 14, 2006. At June 30, 2006, the outstanding balance of the non-recourse debt was $51,349,375. We do not have any off balance sheet transactions.

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

     Our Facility and the non-recourse debt obligations associated with the Cathay aircrafts carry floating interest rates that are tied to the London Interbank Offered Rate and the prime rate and, therefore, our statement of income and our cash flows will be exposed to changes in interest rates. A one percentage point increase in LIBOR would cause an increase to our interest expense of approximately $500,000. We historically have engaged in interest rate hedging activities related to our floating rate debt.

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

     In connection with the preparation of this Quarterly Report on Form 10-Q for the period ended June 30, 2006, as well as the financial statements and Quarterly Reports on Form 10-Q for the period ended June 30, 2006 for our affiliates, our General Partner carried out an evaluation, under the supervision and with the participation of the management of our General Partner, including its Chief Executive Officer and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our General Partner's disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, except as noted below, the Chief Executive Officer and the Principal Financial and Accounting Officer concluded that our General Partner's disclosure controls and procedures were effective.

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

Because we will borrow to purchase equipment, losses as a result of lessee defaults may be greater than if debt were not incurred. Restrictions imposed by the terms of our indebtedness may limit our financial flexibility.

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

     We together with certain of our affiliates (entities sponsored and organized by our General Partner), Fund Nine, Fund Ten and Fund Eleven are party to a commercial loan agreement (the "Loan Agreement") with California Bank & Trust. The terms of our Loan Agreement could restrict us from paying distributions to investors if such payments would cause us not to be in compliance with our financial covenants. See "Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

     Our General Partner consented to us redeeming 1,300 limited partnership units during the 2006 Period. The redemption amounts are calculated according to a specified redemption formula in accordance with the partnership agreement. Redeemed units have no voting rights and do not share in distributions. The partnership agreement limits the number of limited partnership units which can be redeemed in any one year and redeemed limited partnership units may not be reissued. The following table details our limited partnership unit redemptions:


                                             Total Number of
                                             Limited Partner     Price Paid Per
                                                  Units         Limited Partner
                                                Redeemed             Units
                                           -------------------  ---------------
 January 1, 2006 through January 31, 2006      $            -   $            -
 February 1, 2006 through February 28, 2006              1,050           42.77
 March 1, 2006 through March 31, 2006                       -
 April 1, 2006 through April 30, 2006                       -
 May 1, 2006 thorugh May 31, 2006                          250           24.90
 June 1, 2006 through June 30, 2006                         -                -
                                               ---------------  ---------------
                                                         1,300  $        39.33
                                               ===============  ===============

Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters To A Vote Of Security Holders

         No matters were submitted to a vote of security holders during the 2006 Quarter.

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

ICON Income Fund Eight B L.P. (Registrant) By its General Partner, ICON Capital Corp.

Date: August 21, 2006

/s/ Beaufort J.B. Clarke
----------------------------------
Beaufort J.B. Clarke
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 21, 2006

/s/ Thomas W. Martin
----------------------------------
Thomas W. Martin
Chief Operating Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)