Form 10-Q
period 2006-09-30
ICON INCOME FUND EIGHT B LP
filed 2006-11-17
CIK 1121716

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

quarterly period ended                    September 30, 2006
                       ---------------------------------------------------------

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

Number of outstanding limited partnership units of the registrant on October 31, 2006 is 741,530.



                          ICON Income Fund Eight B L.P.
                                      Index


PART I - FINANCIAL INFORMATION                                                             Page

     Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets at September 30, 2006 (Unaudited) and
           December 31, 2005                                                                 1

         Condensed Consolidated Statements of Operations for the Three and Nine
           Months Ended September 30, 2006 and 2005 (Unaudited)                              3

         Condensed Consolidated Statement of Changes in Partners' Equity for the Nine
           Months Ended September 30, 2006 (Unaudited)                                       4

         Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
           September 30, 2006 and 2005 (Unaudited)                                           5

         Notes to Condensed Consolidated Financial Statements (Unaudited)                    7

     Item 2.  General Partner's Discussion and Analysis of Financial Condition and
       Results of Operations                                                                14

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk                    20

     Item 4.  Controls and Procedures                                                       21

PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings                                                             22

     Item 1A. Risk Factors                                                                  22

     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                   22

     Item 3.  Defaults Upon Senior Securities                                               23

     Item 4.  Submission of Matters to a Vote of Security Holders                           23

     Item 5.  Other Information                                                             23

     Item 6.  Exhibits                                                                      23

     Signatures                                                                             23



                         PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)
                      Condensed Consolidated Balance Sheets

                                     ASSETS


                                               (Unaudited)
                                              September 30,     December 31,
                                                   2006             2005
                                              -------------    -------------
 Cash and cash equivalents                    $     875,447    $     848,665
                                              -------------    -------------

 Investments in finance leases:
      Minimum rents receivable                      388,082        2,486,536
      Estimated unguaranteed residual values         37,120          677,390
      Initial direct costs, net                         826            8,347
      Unearned income                                (8,118)        (132,337)
                                              -------------    -------------

         Net investments in finance leases          417,910        3,039,936
                                              -------------    -------------

 Investments in operating leases:
      Equipment, at cost                        112,702,056      118,154,977
      Accumulated depreciation                  (44,142,367)     (41,174,571)
                                              -------------    -------------

         Net investments in operating leases     68,559,689       76,980,406
                                              -------------    -------------

 Investments in joint ventures                    3,401,237        5,002,985
 Equipment held for sale                            125,440                -
 Due from General Partner and affiliates                  -           92,836
 Investment in option, at cost                    2,100,000        2,100,000
 Other assets, net                                2,794,394        3,895,419
                                              -------------    -------------

         Total assets                         $  78,274,117    $  91,960,247
                                              =============    =============

See accompanying notes to condensed consolidated financial statements.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)
                      Condensed Consolidated Balance Sheets

                        LIABILITIES AND PARTNERS' EQUITY


                                                         (Unaudited)
                                                         September 30,    December 31,
                                                             2006             2005
                                                         -----------      -----------
 Notes payable - non-recourse                            $53,739,039      $63,746,059
 Notes payable - recourse                                  2,340,000                -
 Due to General Partner and affiliates                        75,000                -
 Deferred rental income                                      899,249          497,303
 Accounts payable and other liabilities                    1,613,013          426,263
 Minority interest                                           420,073          353,481
                                                         -----------      -----------

      Total liabilities                                   59,086,374       65,023,106
                                                         -----------      -----------

 Commitments and contingencies

 Partners' equity:
      General Partner                                       (457,470)        (380,487)
      Limited Partners (741,530 and 742,830 units
        outstanding,$100 per unit original issue price)   19,645,213       27,317,628
                                                         -----------      -----------

      Total partners' equity                              19,187,743       26,937,141
                                                         -----------      -----------

      Total liabilities and partners' equity             $78,274,117      $91,960,247
                                                         ===========      ===========


See accompanying notes to condensed consolidated financial statements.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                                      Three Months Ended                Nine Months Ended
                                                                       September 30,                       September 30
                                                                    2006                2005           2006            2005
                                                                ------------     --------------    -----------      -----------
 Revenue:
      Rental income                                             $  3,505,650     $    5,062,306    $ 11,688,675     $15,174,518
      Finance income                                                  21,963            107,067         126,044         477,915
      (Loss) income from investments in joint ventures              (727,631)           120,374      (1,722,039)        384,461
      Net (loss) gain on sales of equipment                         (103,755)           172,947         342,558          35,894
      Net gain on sale of investment in unguaranteed
           residual values                                                 -                  -               -         320,097
      Interest and other income                                       32,219            176,070         103,547         394,725
                                                                ------------     --------------    ------------     -----------

         Total revenue                                             2,728,446          5,638,764      10,538,785      16,787,610
                                                                ------------     --------------    ------------     -----------

 Expenses:
      Impairment loss                                                319,770                  -         319,770               -
      Depreciation and amortization                                2,828,231          3,015,761       8,087,923       9,779,056
      Interest                                                     1,092,317          1,048,566       2,834,886       3,313,697
      Maintenance expense                                                  -                  -       1,152,698               -
      Management fees - General Partner                                    -            362,009         410,842       1,087,113
      Administrative expense reimbursements - General Partner              -            114,042         161,980         431,223
      General and administrative                                      87,983             41,223         434,033         601,672
      Minority interest                                              285,385             82,581         337,827         144,493
                                                                ------------     --------------    ------------     -----------

         Total expenses                                            4,613,686          4,664,182      13,739,959      15,357,254
                                                                ------------     --------------    ------------     -----------

 Net (loss) income                                              $ (1,885,240)    $      974,582     $(3,201,174)    $ 1,430,356
                                                                ============     ==============    ============     ===========

 Net (loss) income allocable to:
      Limited Partners                                          $ (1,866,388)    $      964,836     $(3,169,162)    $ 1,416,052
      General Partner                                                (18,852)             9,746         (32,012)         14,304
                                                                ------------     --------------    ------------     -----------

                                                                $ (1,885,240)    $      974,582     $(3,201,174)    $ 1,430,356
                                                                ============     ==============    ============     ===========

 Weighted average number of limited partnership
      units outstanding                                              741,530            743,257         741,824         743,272
                                                                ============     ==============    ============     ============

 Net (loss) income per weighted average limited
      partnership unit outstanding                              $      (2.52)    $         1.30    $      (4.27)    $      1.91
                                                                ============     ==============    ============     ===========



See accompanying notes to condensed consolidated financial statements.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)
         Condensed Consolidated Statement of Changes in Partners' Equity
                      Nine Months Ended September 30, 2006
                                   (Unaudited)


                                         Limited
                                         Partner                                               Total
                                          Units            Limited           General          Partners'
                                       Outstanding         Partners          Partner           Equity
                                       ------------      ------------     --------------    ------------
 Balance, January 1, 2006                742,830         $ 27,317,628     $     (380,487)   $ 26,937,141

 Limited partnership units redeemed       (1,300)             (51,135)                 -         (51,135)
 Cash distributions to partners                -           (4,452,118)           (44,971)     (4,497,089)
 Net loss                                      -           (3,169,162)           (32,012)     (3,201,174)
                                        --------         ------------     --------------    ------------

 Balance, September 30, 2006             741,530         $ 19,645,213     $     (457,470)   $ 19,187,743
                                        ========         ============     ==============    ============


See accompanying notes to condensed consolidated financial statements.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)
                 Condensed Consolidated Statements of Cash Flows
                         Nine Months Ended September 30,
                                   (Unaudited)



 Increase (decrease) in cash and cash equivalents                                         2006            2005
                                                                                     --------------    ------------
 Cash flows from operating activities:
      Net (loss) income                                                              $   (3,201,174)   $  1,430,356
      Adjustments to reconcile net (loss) income to net cash provided by operating activities:
            Rental income paid directly to lenders by lessees                           (11,293,412)    (13,321,998)
            Finance income paid directly to lenders by lessees                             (126,044)       (356,857)
            Net gain on sales of equipment                                                 (342,558)        (35,894)
            Loss (income) from investments in joint ventures                              1,722,039        (384,461)
            Net gain from sale of investment in unguaranteed residual values                      -        (320,097)
            Impairment loss                                                                 319,770               -
            Depreciation and amortization                                                 8,087,923       9,779,056
            Interest expense on non-recourse financing paid directly
                to lenders by lessees                                                     2,765,542       2,982,678
            Minority interest                                                               337,827         144,493
      Changes in operating assets and liabilities:
         Collection of principal - non-financed receivables                                 631,420         620,899
         Due from/to General Partner and affiliates                                         142,836        (217,790)
         Other assets                                                                       949,070          (4,110)
         Deferred rental income                                                             401,946          45,821
         Accounts payable and other liabilities                                           1,186,750        (166,053)
                                                                                     --------------    ------------

 Net cash provided by operating activities                                                1,581,935         196,043
                                                                                     --------------    ------------

 Cash flows from investing activities:
      Proceeds from sales of equipment and sales advances received                          924,309         969,830
      Loans and advances to affiliates                                                            -        (672,992)
      Distributions to minority interest in  joint venture                                 (271,238)       (269,335)
      Proceeds from sale of investment in unguaranteed residual values                            -         320,097
                                                                                     --------------    ------------

 Net cash provided by investing activities                                                  653,071         347,600
                                                                                     --------------    ------------

 Cash flows from financing activities:
      Cash distributions to partners                                                     (4,497,089)     (4,504,678)
      Proceeds from recourse borrowings                                                   2,340,000       3,560,000
      Cash paid for redemption of limited partnership units                                 (51,135)         (3,882)
                                                                                     --------------    ------------

 Net cash used in financing activities                                                   (2,208,224)       (948,560)
                                                                                     --------------    ------------

 Net increase (decrease) in cash and cash equivalents                                        26,782        (404,917)
 Cash and cash equivalents, beginning of the period                                         848,665       1,249,480
                                                                                     --------------    ------------

 Cash and cash equivalents, end of the period                                        $      875,447    $    844,563
                                                                                     ==============    ============

See accompanying notes to condensed consolidated financial statements.


                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)
                 Condensed Consolidated Statements of Cash Flows
                         Nine Months Ended September 30,
                                   (Unaudited)



                                                                                           2006             2005
                                                                                     --------------    ------------
 Supplemental disclosure of cash flow information:
      Cash paid during the period for interest                                       $       64,537    $    331,019
                                                                                     ==============    ============

 Supplemental disclosure of non-cash investing and financing activities:
      Principal and interest paid directly to lenders by lessees                     $   12,772,561    $ 16,990,337
                                                                                     ==============    ============
      Notes payable non-recourse relinquished with repossession of equipment         $            -    $  3,398,406
                                                                                     ==============    ============
      Joint venture interests acquired from affiliate in exchange
         for amounts owed                                                            $            -    $    672,992
                                                                                     ==============    ============
      Escrow utilized to pay non-recourse debt                                       $      281,868    $          -
                                                                                     ==============    ============
      Transfer of equipment from direct finance lease to operating lease             $      403,565    $          -
                                                                                     ==============    ============
      Transfer of equipment in operating leases to equipment held for sale           $      108,800    $          -
                                                                                     ==============    ============
      Transfer of equipment from direct finance lease to equipment held for sale     $       37,120    $          -
                                                                                     ==============    ============

See accompanying notes to condensed consolidated financial statements.


                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)
              Notes To Condensed Consolidated Financial Statements
                               September 30, 2006
                                   (Unaudited)

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

                         ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)
              Notes To Condensed Consolidated Financial Statements
                               September 30, 2006
                                   (Unaudited)


(2)    Organization - continued

     The Partnership invested most of the net proceeds from its offering in items of equipment that are subject to a lease. After the net offering proceeds were invested, additional investments were made with the cash generated from the Partnership's initial investments to the extent that cash is not needed for expenses, reserves and distributions to partners. The investment in additional equipment in this manner is called "reinvestment." The Partnership purchases equipment from time to time until five years from the date the Partnership completed its offering. This time frame is called the "reinvestment period," which was anticipated to end on or about October 16, 2006. However, on October 5, 2006, the General Partner determined that it was in the best interests of the limited partners that the reinvestment period be extended for six months. After the reinvestment period, the Partnership will begin selling its assets in the ordinary course of business during a time frame called the "liquidation period."

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

     Certain reclassifications have been made to the accompanying condensed consolidated financial statements for the three and nine month periods ended September 30, 2005 to conform to the current period presentation.

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

(4)    Investments in Finance Leases

     On April 30, 2006 and May 31, 2006, two of the Partnership's leases with K-Mart Corporation ("K-Mart") expired and, pursuant to the terms of the leases, they were extended for an additional 90 days. The Partnership was treating these leases as month-to-month leases beginning on May 1, 2006 and on June 1, 2006, respectively. Accordingly, the Partnership reclassified approximately $285,000 and $119,000, respectively, of the unguaranteed residual values related to these assets to investments in operating leases. These lease extensions ended on or before September 30, 2006, and the Partnership reclassified the net book value of this equipment of $108,800 to equipment held for sale.

     A third lease with K-Mart, expired on August 31, 2006 and the Partnership reclassified the net book value of this equipment of $37,120 to equipment held for sale at September 30, 2006.

                         ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)
              Notes To Condensed Consolidated Financial Statements
                               September 30, 2006
                                   (Unaudited)


(4)    Investments in Finance Leases - continued

     At September 30, 2006, the General Partner determined, based upon recent negotiations with potential buyers, that the Noritsu Optical/Digital equipment held by K-Mart was impaired. Accordingly, the Partnership recorded an impairment loss for approximately $320,000 to more closely approximate the adjusted book value to the current estimated fair value of the Noritsu Optical/Digital equipment, net of estimated selling costs.

(5)    Investments in Operating Leases

     Investments in operating leases consist of the following at September 30, 2006 and December 31, 2005:



                                                                    (Unaudited)
                                                                    September 30,    December 31,
                                                                        2006             2005
                                                                   -------------     --------------
 Aircraft and aircraft related equipment                           $ 109,780,975     $  109,780,975
 Material handling, telecommunication, over the road rolling
     stock,manufacturing and computer equipment                        2,921,081          8,374,002
                                                                    ------------     --------------

                                                                     112,702,056        118,154,977
 Less: accumulated depreciation                                      (44,142,367)       (41,174,571)
                                                                   -------------     --------------

                                                                   $  68,559,689     $   76,980,406
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

     Simultaneously with the lease extension, the Partnership refinanced the non-recourse debt associated with the aircraft which was originally due on March 14, 2006 and required a balloon payment of approximately $52,850,000. The Partnership established, under the original lease, a reserve account totaling $281,868 which was used to reduce the balloon payment to $52,568,132. The Partnership refinanced $52,568,132, which accrues interest at the London Interbank Offered Rate ("LIBOR") plus 1.165% (which was 6.535% at September 30,
2006), matures on October 1, 2011 and has a balloon payment of approximately $32,000,000. The variable interest rate of the refinanced non-recourse debt was fixed at 6.1095% automatically under the terms of the debt agreement, effective October 3, 2006. The Partnership capitalized approximately $90,000 of fees associated with the refinancing. At September 30, 2006, the outstanding balance of the non-recourse debt was $50,051,765.

     The Partnership has a commitment with respect to the Cathay aircraft to pay 50% of the maintenance overhaul costs, which were incurred on or prior to March 14, 2006. The Partnership has established a maintenance reserve cash account, which totaled approximately $1,380,000 at September 30, 2006, to pay for its portion of these costs. This account was funded in accordance with the terms of the original lease. For the nine months ended September 30, 2006, the Partnership accrued an estimated amount of its portion of the non-recurring maintenance overhaul costs of approximately $1,153,000. Any excess cash remaining after the maintenance overhaul is performed will be used to pay down the principal balance of the related non-recourse debt.

                          ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)
              Notes To Condensed Consolidated Financial Statements
                               September 30, 2006
                                  (Unaudited)


(5)    Investments in Operating Leases - continued

         Non-cancelable minimum annual rentals due from investments in operating leases are as follows at September 30, 2006:

   Year Ending
  September 30,
  -------------
       2007                     $   10,666,000
       2008                     $    7,075,000
       2009                     $    6,540,000
       2010                     $    6,240,000
       2011                     $    5,940,000

(6)    Joint Ventures

     The joint venture described below is not consolidated by the Partnership.

ICON Aircraft 126 LLC

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

     Simultaneously with the lease extension, ICON 126 refinanced the non-recourse debt associated with the aircraft that was scheduled to mature on March 27, 2006 and required a balloon payment of approximately $52,850,000. ICON 126 established, under the original lease, a reserve account totaling $582,509, which was used to reduce the balloon payment to $52,267,491. ICON 126 refinanced $52,267,491, which accrues interest at LIBOR plus 1.165% (which was 6.54% at September 28, 2006), matures on July 1, 2011 and has a balloon payment of approximately $32,000,000. The variable interest rate of the refinanced debt was fixed at 6.104% under the terms of the debt agreement, effective October 3, 2006.

     ICON 126 had a commitment with respect to its Cathay aircraft to pay 50% of the maintenance overhaul costs, which were incurred on or prior to March 27, 2006. ICON 126 had established a maintenance reserve cash account, which totaled approximately $1,380,000 to pay for its portion of these costs. This account was funded in accordance with the terms of the original lease. During September 2006 approximately $1,150,000 was paid for the maintenance costs. The excess cash remaining of approximately $228,000, which includes interest accreted in the amount of approximately $27,000 through September 30, 2006, will be used to pay down the principal balance of the related non-recourse debt.

                         ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)
              Notes To Condensed Consolidated Financial Statements
                               September 30, 2006
                                   (Unaudited)


(7)    Notes Payable Non-recourse

         Principal maturities of the Partnership's notes payable - non-recourse consisted of following at September 30, 2006:

    Year Ending
   September 30,
   -------------
        2007               $    6,390,000
        2008               $    3,742,000
        2009               $    3,988,000
        2010               $    3,875,000
        2011               $   35,744,000


(8)    Revolving Loan Facility

     On August 31, 2005, the Partnership, together with certain of its affiliates (entities sponsored and organized by the General Partner), Fund Nine, ICON Income Fund Ten, LLC, and ICON Leasing Fund Eleven, LLC ("Fund Eleven") (collectively, the "Borrowers") entered into a Commercial Loan Agreement (the "Agreement"), with California Bank & Trust (the "Lender"). The Agreement provides for a revolving line of credit of up to $17,000,000 pursuant to a senior secured revolving loan facility (the "Facility") which is secured by all assets of the Borrowers not subject to a first priority lien, as defined in the Agreement. Each of the Borrowers is jointly and severally liable for all amounts borrowed under the Facility.

     In accordance with the terms and conditions of the Agreement, the Borrowers are required to comply with certain financial covenants, including, a minimum debt coverage ratio, a tangible net worth covenant, a leverage ratio and a minimum liquidity covenant. The Borrowers are in compliance with these covenants at September 30, 2006. The Agreement prohibits the Borrowers from declaring or paying any distributions to investors if such a payment would cause the Borrowers to become non-compliant with the financial covenants in the Agreement.

     In addition, on August 31, 2005, the Borrowers entered into a Contribution Agreement (the "Contribution Agreement"), pursuant to which the Borrowers have agreed to certain restrictions on the amounts and terms of their respective borrowings under the Facility in order to minimize the risk that a Borrower would be unable to repay its portion of the outstanding obligations under the Facility at any time. These restrictions include, but are not limited to, borrowing in excess of the lesser of (a) an amount each Borrower could reasonably expect to repay in one year from its projected cash flow, or (b) the greater of (i) the borrowing base, as defined in the Agreement, as applied to such Borrowers and (ii) 50% of the net worth of such Borrower.

     The Contribution Agreement also provides that, in the event a Borrower pays an amount under the Contribution Agreement in excess of its share of the total obligations under the Facility, whether by reason of an event of default or otherwise, the other Borrowers will immediately make a contribution payment to such Borrower and in such amount that the aggregate amount paid by each Borrower reflects its allocable share of the aggregate obligations under the Facility. The Borrowers' obligations to each other under the Contribution Agreement are collateralized by a subordinate lien on the assets of each Borrower. The Borrowers are in compliance with the Contribution Agreement at September 30, 2006 and no amounts are due to or payable by the Partnership under the Contribution Agreement.

                         ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)
              Notes To Condensed Consolidated Financial Statements
                               September 30, 2006
                                   (Unaudited)


(8)    Revolving Loan Facility - continued

     Under the terms of the Agreement, the Borrowers are required to maintain a cash reserve with the Lender representing 20% of all outstanding advances plus all pending advances. Fund Eleven has established an interest bearing cash account with the Lender totaling $468,000 at September 30, 2006, which satisfies the Lender's cash reserve requirement for all the Borrowers.

     At September 30, 2006, the Partnership has $2,340,000, outstanding under the Facility, which represents the entire amount outstanding for all Borrowers.

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

     Administrative expense reimbursements are costs incurred by the General Partner and necessary to the Partnership's operations. These costs include the General Partner's legal, accounting, investor relations and operations personnel, as well as professional fees and other costs that are charged to the Partnership based upon the percentage of time such personnel dedicate to the Partnership. Excluded are salaries and related costs, travel expenses and other administrative costs incurred by individuals with a controlling interest in the General Partner.

     Although the General Partner continues to provide these services, effective May 1, 2006, the General Partner waived its rights to future management fees and administrative expense reimbursements.

     The General Partner has a 1% interest in the Partnership's profits, losses, cash distributions and liquidation proceeds. The Partnership paid or accrued distributions to the General Partner for the nine months ended September 30, 2006 of $44,971. The General Partner's interest in the Partnership's net (loss) income for the three months ended September 30, 2006 and 2005 was $(18,852) and $9,746, respectively. The General Partner's interest in the Partnership's net
(loss) income for the nine months ended September 30, 2006 and 2005 was $(32,012) and $14,304, respectively.

     The Partnership has accrued $75,000 due to Fund Nine for the initial deposits relating to the establishment of the ICON 126 maintenance reserves paid on the Partnership's behalf by Fund Nine. The Partnership anticipates repaying the $75,000 to Fund Nine during December 2006.

                         ICON Income Fund Eight B L.P.
                        (A Delaware Limited Partnership)
              Notes To Condensed Consolidated Financial Statements
                               September 30, 2006
                                   (Unaudited)


(9)    Transactions with Related Parties - continued

     Fees and other expenses charged to operations by the Partnership and paid to the General Partner or its affiliates for the three and nine months ended September 30, 2006 and 2005, were as follows:


                                                      Three Months Ended            Nine Months Ended
                                                         September 30,               September  30,
                                                 -------------------------     -----------------------------
                                                    2006          2005            2006             2005
                                                 --------       ----------     -----------       -----------
 Management fees                                 $      -       $  362,009     $   410,842       $ 1,087,113
 Administrative expense reimbursements                  -          114,042         161,980           431,223
                                                 --------       ----------     -----------       -----------

                                                 $      -       $  476,051     $   572,822       $ 1,518,336
                                                 ========       ==========     ===========       ===========

(10)   Recent Accounting Pronouncements

     In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 157 "Accounting for Fair Value Measurements" ("SFAS 157"). SFAS 157 establishes a separate framework for determining fair values of assets and liabilities that are required by other authoritative generally accepted accounting principal pronouncements to be measured at fair value. In addition, SFAS 157 incorporates and clarifies the guidance in FASB Concepts Statement No. 7 regarding the use of present value techniques in measuring fair value. SFAS 157 is effective for financial statements with fiscal years beginning after November 15, 2007. The Manager is currently evaluating the impact of this pronouncement but does not currently believe it will have a material impact on the consolidated financial statements.

     The General Partner does not believe that any other recently issued, but not yet effective accounting pronouncements, if currently adopted, would have a material effect on the accompanying condensed consolidated financial statements.

Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

     The following is a discussion of our results of operations and current financial position. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report, Part II Item 1A. Risk Factors and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

Overview

     We are an equipment leasing business formed on February 7, 2000. We began active operations on June 14, 2000. We are primarily engaged in the business of acquiring equipment subject to lease and, to a lesser degree, acquiring ownership rights to items of leased equipment at lease expiration. Some of our equipment leases are acquired for cash and are expected to provide current cash flow, which we refer to as "income" leases. The majority of the purchase price of our other equipment leases is financed, so these leases generate little or no current cash flow because substantially all of the rental payments received from a lessee are paid to a lender. For these "growth" leases, we anticipate that the future value of the leased equipment will exceed the cash portion of the purchase price paid for the equipment. We are currently in our "reinvestment" phase, wherein we seek to purchase equipment from time to time through April 2007.

     We invested most of the net proceeds from our offering in items of equipment that are subject to a lease. After the net offering proceeds were invested, additional investments were made with the cash generated from our initial investments to the extent that cash is not needed for expenses, reserves and distributions to partners. The investment in additional equipment in this manner is called "reinvestment." We purchase equipment from time to time until five years from the date we completed our offering. This time frame is called the "reinvestment period," which was anticipated to end on or about October 16, 2006. However, our General Partner decided that it was in the best interests of the limited partners that the reinvestment period be extended for six months. After the reinvestment period, we will begin selling our assets in the ordinary course of business during a time frame called the "liquidation period."

     At September 30, 2006, our portfolio, which we hold either directly or through joint venture investments with affiliates and others, consists primarily of the following equipment subject to lease:

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

Other Equipment:

o We have a 97.73% interest in ICON Cheyenne LLC. ICON Cheyenne LLC is a joint venture with certain affiliates of our General Partner, which holds a portfolio of 7 active leases with expiration dates through September 2007. The portfolio consists of over the road rolling stock, manufacturing equipment and materials handling equipment.

o We have a 74.87% interest in ICON SPK 2023-A LLC. ICON SPK 2023-A LLC is a joint venture with certain affiliates of our General Partner, which holds a portfolio of 5 active leases with expiration dates through April 2008. The portfolio consists of various equipment leases, including material handling, telecommunication and computer equipment.

Lease and Other Significant Transactions

K-Mart Corporation Extensions

     We had a 100% interest in four lease schedules consisting of 128 Noritsu Optical/Digital photo processing mini-labs which were subject to lease with K-Mart. On April 30, 2006 and May 31, 2006, two of our leases with K-Mart expired and, pursuant to the terms of the leases, they were extended for an additional 90 days. We were treating these leases as month-to-month leases beginning on May 1, 2006 and on June 1, 2006, respectively. Accordingly, we reclassified approximately $285,000 and $119,000, respectively, of the unguaranteed residual values related to these assets to investments in operating leases. These lease extensions ended on or before September 30, 2006, and we reclassified the net book value of this equipment to equipment held for sale.

     A third lease with K-Mart, expired on August 31, 2006 and we reclassified the net book value of this equipment of $37,120 to equipment held for sale at September 30, 2006.

     At September 30, 2006, our General Partner determined, based upon recent negotiations with potential buyers, that the Noritsu Optical/Digital equipment held by K-Mart was impaired. Accordingly, we recorded an impairment loss for approximately $320,000 to more closely approximate the adjusted book value to the current estimated fair value of the Noritsu Optical/Digital equipment, net of estimated selling costs.

New Accounting Pronouncements

     In September 2006, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 157 "Accounting for Fair Value Measurements" ("SFAS 157"). SFAS 157 establishes a separate framework for determining fair values of assets and liabilities that are required by other authoritative GAAP pronouncements to be measured at fair value. In addition, SFAS 157 incorporates and clarifies the guidance in FASB Concepts Statement
(CON) 7 regarding the use of present value techniques in measuring fair value. SFAS 157 is effective for financial statements with fiscal years beginning after November 15, 2007. The Manager is currently evaluating the impact of this pronouncement but does not currently believe it will have a material impact on the financial statements.

     The General Partner does not believe that any other recently issued, but not yet effective accounting pronouncements, if currently adopted, would have a material effect on the accompanying condensed consolidated financial statements.

Results of Operations for the Three Months Ended September 30, 2006 (the "2006 Quarter") and 2005 (the "2005 Quarter")

     We are currently in our reinvestment period and anticipate entering our liquidation period on or about April 17, 2007, unless our General Partner extends the reinvestment period, which it may do, at its discretion, for up to an additional two and one half years. While in the reinvestment period, we will continue to look for equipment leases to purchase, either with cash or with a combination of cash and financing. As such, we expect our revenue will fluctuate due to our selling some equipment leases while purchasing other equipment leases. We also expect to have gains and losses from the sales of equipment during this time period. As for our expenses, we anticipate interest expense to decrease as our outstanding debt decreases. If we enter into an equipment lease where we finance a portion of the purchase price then interest expense will increase.

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

     Revenue for the 2006 Quarter and 2005 Quarter are summarized as follows:



                                                                           Three Months Ended September 30,
                                                                    -------------------------------------------
                                                                      2006              2005           Change
                                                                    ----------       ----------     -----------
 Total revenue                                                      $2,728,446       $5,638,764     $(2,910,318)
                                                                    ==========       ==========     ===========

 Rental income                                                      $3,505,650       $5,062,306     $(1,556,656)
 Finance income                                                     $   21,963       $  107,067     $   (85,104)
 (Loss) income from investments in joint ventures                   $ (727,631)      $  120,374     $  (848,005)
 Net (loss) gain on sales of equipment                              $ (103,755)      $  172,947     $  (276,702)
 Interest and other income                                          $   32,219       $  176,070     $  (143,851)


     Total revenue for the 2006 Quarter decreased $2,910,318, or 51.6%, as compared to the 2005 Quarter. The decrease in rental income was primarily due to the sale, in October 2005, of a flight simulator previously on lease to British Aerospace, Inc., which was included in rental income for the 2005 Quarter but not for the 2006 Quarter. In addition, during March 2006, we extended our lease with Cathay and the extension included a reduction in monthly rental payments of $150,000. The decrease in finance income was consistent with the lease terms of our finance leases and we expect the income to continue to decrease as we get closer to the expiration of our finance leases. The decrease in our net income from investments in joint ventures was primarily due to the lease extension completed during March 2006, which reduced the rental income of our joint venture, ICON Aircraft 126 LLC, whose sole asset is an Airbus A340-313X aircraft. The decrease in net (loss) gain on sales of equipment is primarily due to less equipment sales from two of our majority owned joint ventures, ICON Cheyenne LLC and ICON SPK-2023 A LLC.

     Expenses for the 2006 Quarter and the 2005 Quarter are summarized as follows:


                                                                            Three Months Ended September 30,
                                                                    --------------------------------------------
                                                                       2006             2005            Change
                                                                    ----------       ----------        ---------
 Total expenses                                                     $4,613,686       $4,664,182        $ (50,496)
                                                                    ==========       ==========        =========

 Impairment loss                                                    $  319,770       $        -        $ 319,770
 Depreciation and amortization                                      $2,828,231       $3,015,761        $(187,530)
 Interest                                                           $1,092,317       $1,048,566        $  43,751
 Management fees - General Partner                                  $        -       $  362,009        $(362,009)
 Administrative expense reimbursements - General Partner            $        -       $  114,042        $(114,042)
 General and administrative                                         $   87,983       $   41,223        $  46,760
 Minority interest                                                  $  285,385       $   82,581        $ 202,804


     Total expenses for the 2006 Quarter decreased $50,496, or 1.1%, from the 2005 Quarter. During the 2006 Quarter our General Partner determined, based upon recent negotiations with potential buyers, that the equipment held by K-Mart was impaired. Accordingly, we recorded an impairment loss for approximately $320,000 to more closely approximate the adjusted book value to the current estimated fair value of the equipment. The decrease in depreciation and amortization was primarily attributable to the sales of equipment in several of our majority owned joint ventures, ICON Cheyenne LLC and ICON SPK 2023-A LLC during 2006. The decrease of both management fees - General Partner and administrative expense reimbursements - General Partner is due to our General Partner's decision, effective May 1, 2006, to waive all future management fees and administrative expense reimbursements, although, the General Partner continues to provide these services. Such services include the collection of lease payments from lessees, re-leasing services in connection with equipment which is off-lease, inspections of the equipment, liaison with and general supervision of lessees to assure that the equipment is being properly operated and maintained, monitoring performance by the lessees of their obligations under the leases and the payment of operating expenses.

Net (Loss) Income

     As a result of the foregoing factors, the net loss for 2006 Quarter was $(1,885,240), as compared to net income for 2005 Quarter of $974,582. The net loss per weighted average number of limited partnership units outstanding for the 2006 Quarter was $(2.52) as compared to net income per weighted average number of limited partnership units outstanding for 2005 Quarter of $1.30.

Results of Operations for the Nine Months Ended September 30, 2006 (the "2006 Period") and 2005 (the "2005 Period")

     Revenue for the 2006 Period and 2005 Period are summarized as follows:


                                                                             Nine Months Ended September 30,
                                                                    ---------------------------------------------
                                                                        2006             2005            Change
                                                                    ------------     -----------      -----------
 Total revenue                                                      $ 10,538,785     $16,787,610     $(6,248,825)
                                                                    ============     ===========      ===========

 Rental income                                                      $ 11,688,675     $15,174,518      $(3,485,843)
 Finance income                                                     $    126,044     $   477,915      $  (351,871)
 (Loss) income from investments in joint ventures                   $ (1,722,039)    $   384,461      $(2,106,500)
 Net (loss) gain on sales of equipment                              $    342,558     $    35,894      $   306,664
 Net gain on sale of investment in unguaranteed                     $          -     $   320,097      $  (320,097)
 Interest and other income                                          $    103,547     $   394,725      $  (291,178)


     Total revenue for the 2006 Period decreased $6,248,825 or 37.2%, as compared to the 2005 Period. The decrease in rental income was primarily due to the sale, in October 2005, of a flight simulator previously on lease to British Aerospace, Inc., which was included in rental income for the 2005 Period but not for the 2006 Period. In addition, during March 2006, we extended our lease with Cathay and the extension included a reduction in monthly rental payments of $150,000. The decrease in finance income was consistent with the lease terms of our finance leases and we expect the income to continue to decrease as we get closer to the expiration of our finance leases. The decrease in our net income from investments in joint ventures was partially due the lease extension completed during March 2006, which reduced the rental income of our joint venture, ICON Aircraft 126 LLC, whose sole asset is an Airbus A340-313X aircraft. Additionally, ICON Aircraft 126 LLC incurred a one-time charge for maintenance overhaul costs of approximately $1,153,000 in the 2006 Period. The increase in net gain on sales of equipment is primarily due to equipment sales in two of our majority owned joint ventures, ICON Cheyenne, LLC and ICON SPK-2023 A LLC.

     Expenses for the 2006 Period and the 2005 Period are summarized as follows:


                                                                             Nine Months Ended September 30,
                                                                    ----------------------------------------------
                                                                       2006             2005             Change
                                                                    ------------     -----------      ------------
 Total expenses                                                     $ 13,739,959     $15,357,254      $(1,617,295)
                                                                    ============     ===========      ============

 Impairment loss                                                    $    319,770     $         -      $   319,770
 Depreciation and amortization                                      $  8,087,923     $ 9,779,056      $(1,691,133)
 Interest                                                           $  2,834,886     $ 3,313,697      $  (478,811)
 Maintenance expense                                                $  1,152,698     $         -      $ 1,152,698
 Management fees - General Partner                                  $    410,842     $ 1,087,113      $  (676,271)
 Administrative expense reimbursements - General Partner            $    161,980     $   431,223      $  (269,243)
 General and administrative                                         $    434,033     $   601,672      $  (167,639)
 Minority interest                                                  $    337,827     $   144,493      $   193,334


     Total expenses for the 2006 Period decreased $1,617,295, or 10.5%, from the 2005 Period. During the 2006 Period our General Partner determined, based upon recent negotiations with potential buyers, that the equipment held by K-Mart was impaired. Accordingly, we recorded an impairment loss for approximately $320,000 to more closely approximate the adjusted book value to the current estimated fair value of the equipment. The decrease in depreciation and amortization was primarily attributable to the sales of equipment in several of our majority owned joint ventures, ICON Cheyenne LLC and ICON SPK 2023-A LLC during 2005. The decrease in interest expense was primarily attributable to the decrease in the outstanding balance of our non-recourse debt between the 2006 Period and the 2005 Period. The increase in maintenance expense, which is a one-time charge, was due solely to required maintenance overhaul costs incurred on our Airbus A340-313X aircraft. The decrease of both management fees - General Partner and administrative expense reimbursements - General Partner is due to our General Partner's decision, effective May 1, 2006, to waive all future management fees and administrative expense reimbursements, although, the General Partner continues to provide these services. Such services include the collection of lease payments from lessees, re-leasing services in connection with equipment which is off-lease, inspections of the equipment, liaison with and general supervision of lessees to assure that the equipment is being properly operated and maintained, monitoring performance by the lessees of their obligations under the leases and the payment of operating expenses. The decrease in general and administrative is due to primarily to a decrease in professional fees incurred during the 2005 Period relating to the K-Mart litigation, which was settled during June 2005.

Net (Loss) Income

     As a result of the foregoing factors, the net loss for 2006 Period was $(3,201,174), as compared to net income for 2005 Period of $1,430,356. The net loss per weighted average number of limited partnership units outstanding for the 2006 Period was $(4.27), as compared to net income per weighted average number of limited partnership units outstanding for 2005 Period of $1.91.

Liquidity and Capital Resources

Sources and Uses of Cash

     At September 30, 2006, we had cash and cash equivalents of $875,447. Historically, our main source of cash was from investing activities. Our main use of cash was generally for financing activities in the form of cash distributions to our partners.

     Our main sources of cash during the 2006 Period were primarily from operating and investing activities. Our net cash from operating activities was approximately $1,582,000, of which the collection of principal payments from our finance leases totaled approximately $631,000. Our main source of cash from investing activities was approximately $924,000 from the sales of equipment. Additionally, we drew down approximately $2,300,000 from our line of credit during the 2006 Period which was used as working capital.

     Our main use of cash during the 2006 Period was for financing activities. Our primary use of cash for financing activities was distribution payments to our partners of approximately $4,497,000 and the redemption of limited partnership units of approximately $51,000.

Financings and Borrowings

     We have both non-recourse and recourse debt obligations. Our non-recourse debt consists of notes payable in which the lenders have a security interest in the equipment and an assignment of the rental payments under the leases. The lenders are being paid directly by the lessees. Our non-recourse debt obligations accrue interest at rates ranging from 4.035% per year to 9.489% per year. The outstanding balance of our non-recourse debt was $53,739,039 at September 30, 2006.

Revolving Credit Facility

     On August 31, 2005, we, together with certain of our affiliates (entities sponsored and organized by the General Partner), ICON Income Fund Nine, LLC ("Fund Nine"), ICON Income Fund Ten, LLC ("Fund Ten") and ICON Leasing Fund Eleven, LLC ("Fund Eleven") (collectively, the "Borrowers") entered into a Commercial Loan Agreement (the "Agreement") with California Bank & Trust (the "Lender"). The Agreement provides for a revolving line of credit of up to $17,000,000 pursuant to a senior secured revolving loan facility (the "Facility") which is secured by all assets of the Borrowers not subject to a first priority lien, as defined in the Agreement. Each of the Borrowers is jointly and severally liable for all amounts borrowed under the Facility. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, based on the present value of the future receivables under certain lease agreements in which the Borrowers have a beneficial interest. The interest rate on any advances made under the Facility is the Lender's prime rate plus 0.25% per year (which was 8.5% at September 30, 2006). In accordance with the Agreement, the Borrowers may elect to have up to five separate advances under the Facility each made at the rate at which United States dollar deposits can be acquired by the Lender in the London Interbank Eurocurrency Market, plus 2.75% per year. The Facility expires on August 31, 2007 unless renewed by the Borrowers for an additional one year term, in the sole discretion of the Lender.

     As part of the Agreement the Borrowers are required to comply with certain financial covenants, including, a minimum debt coverage ratio, a tangible net worth covenant, a leverage ratio and a minimum liquidity covenant. The Borrowers are in compliance with these covenants at September 30, 2006. The Agreement prohibits the Borrowers from declaring or paying any distribution to investors if such a payment would cause the Borrowers to become non-compliant with the financial covenants in the Agreement.

     In addition, on August 31, 2005, the Borrowers entered into a Contribution Agreement (the "Contribution Agreement"), pursuant to which the Borrowers have agreed to certain restrictions on the amounts and terms of their respective borrowings under the Facility in order to minimize the risk that a Borrower would be unable to repay its portion of the outstanding obligations under the Facility at any time. These restrictions include, but are not limited to, borrowing in excess of the lesser of (a) an amount each Borrower could reasonably expect to repay in one year from its projected cash flow, or (b) the greater of (i) the borrowing base, as defined in the Agreement, as applied to such Borrower and (ii) 50% of the net worth of such Borrower. The Contribution Agreement also provides that, in the event a Borrower pays an amount under the Contribution Agreement in excess of its share of the total obligations under the Facility, whether by reason of an event of default or otherwise, the other Borrowers will immediately make a contribution payment to such Borrower and in such amount that the aggregate amount paid by each Borrower reflects its allocable share of the aggregate obligations under the Facility. The Borrowers' obligations to each other under the Contribution Agreement are collateralized by a subordinate lien on the assets of each Borrower. The Borrowers are in compliance with the Contribution Agreement at September 30, 2006 and no amounts are due to or payable by the Partnership under the Contribution Agreement.

     Under the terms of the Agreement, the Borrowers are required to maintain a cash reserve with the Lender representing 20% of all outstanding advances plus all pending advances. Fund Eleven has established an interest bearing cash account with the Lender totaling $359,000 at September 30, 2006, which satisfies the Lender's cash reserve requirement for all the Borrowers.

     At September 30, 2006, aggregate borrowings by all Borrowers under the Facility amounted to $2,340,000, of which we currently have all amounts outstanding under the Facility.

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

Distributions

     We pay monthly distributions to our limited partners beginning with the first month after the limited partners' admission through the termination of the operating period, which we anticipate will be on or about April 16, 2007. We paid distributions to our limited partners for the nine months ended September 30, 2006 of $4,452,118. We paid or accrued distributions to our General Partner for the nine months ended September 30, 2006 of $44,971.

Contractual Obligations and Commitments and Off Balance Sheet Transactions

     We refinanced the non-recourse debt associated with our 100% owned Cathay aircraft which was originally due on March 14, 2006 and required a balloon payment of approximately $52,850,000. We established, under the original lease, a reserve account totaling $281,868 which was used to reduce the balloon payment to $52,568,132. We refinanced $52,568,132, which accrues interest at LIBOR plus 1.165% (which was 6.535% at September 30, 2006), matures on October 1, 2011 and has a balloon payment of approximately $32,000,000. The variable interest rate of the refinanced non-recourse debt was fixed at 6.1095% automatically under the debt agreement on September 14, 2006, effective October 3, 2006. At September 30, 2006, the outstanding balance of the non-recourse debt was $50,051,765. We do not have any off balance sheet transactions.

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

     Our Facility carries a floating interest rate that is tied to the prime rate and, at our option for any five advances over the life of the Facility at the London Interbank Offered Rate. Therefore, our statement of income and our cash flows will be exposed to changes in interest rates. In addition, the non-recourse debt obligations associated with the Cathay aircrafts carried floating interest rates, which were fixed effective October 3, 2006. A one percentage point increase in LIBOR would cause an increase to our interest expense of approximately $500,000. We historically have engaged in interest rate hedging activities related to our floating rate debt.


Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

     In connection with the preparation of this Quarterly Report on Form 10-Q for the period ended September 30, 2006, as well as the financial statements and Quarterly Reports on Form 10-Q for the period ended September 30, 2006 for our affiliates, our General Partner carried out an evaluation, under the supervision and with the participation of the management of our General Partner, including its Chief Executive Officer and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our General Partner's disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, except as noted below, the Chief Executive Officer and the Principal Financial and Accounting Officer concluded that our General Partner's disclosure controls and procedures were effective.

     While evaluating our General Partner's disclosure controls and procedures, our General Partner recognized that greater internal controls were needed to aid in a more efficient closing of our financial statements, thereby requiring our General Partner to hire additional skilled accounting staff to support the senior vice president of accounting hired by our General Partner at the end of the third quarter of 2004. In addition, our General Partner hired two additional accounting staff members during 2005 who are certified public accountants and are experienced with public reporting entities. Subsequently in 2006, our General Partner hired an additional accounting staff member who is a certified public accountant and experienced with public reporting entities. Our General Partner will continue to evaluate its disclosure controls and procedures to determine their effectiveness and adequacy and will take the steps necessary, in our General Partner's opinion, to ensure the adequacy of our General Partner's disclosure controls and procedures.

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




                                               Total Number of
                                                Limited Partner              Price Paid Per
                                                    Units                   Limited Partner
                                                   Redeemed                      Units
January 1, 2006 through January 31, 2006               -                   $       -
February 1, 2006 through February 28, 2006          1,050                  $     42.77
March 1, 2006 through February 28, 2006                -                   $       -
April 1, 2006 through April 30, 2006                   -                   $       -
May 1, 2006 through May 31, 2006                      250                  $     24.90
June 1, 2006 through June 30, 2006                     -                   $       -
July 1, 2006 through July 31, 2006                     -                   $       -
August 1, 2006 through August 31, 2006                 -                   $       -
September 1, 2006 through September 31, 2006           -                   $       -


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


Date: November 17, 2006

/s/ Beaufort J.B. Clarke
------------------------
Beaufort J.B. Clarke
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 17, 2006

/s/ Thomas W. Martin
--------------------
Thomas W. Martin
Chief Operating Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)