Form 10-K/A
ICON INCOME FUND EIGHT B LP
filed 2007-01-17
CIK 1121716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal

year ended	December 31, 2005
or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission_File_Number_	333-37504

ICON Income Fund Eight B L.P.
(Exact name of registrant as specified in its charter)

Delaware	13-4101114
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

100 Fifth Avenue, 4th Floor, New York, New York	10011
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	(212) 418-4700

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act.    Large accelerated filer [ ]    Accelerated filer [ ]   Non-accelerated filer [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[ ] Yes [x] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last day of the registrant’s most recently completed second fiscal quarter: Not applicable. There is no established market for shares of the registrant.

Number of limited partnership units of the registrant outstanding on December 31, 2006 is 741,530.

Documents Incorporated by Reference

None.

Explanatory Note

ICON Income Fund Eight B L.P. is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on April 3, 2006 (the “Original Filing”) solely for the purposes of amending Item 15- Exhibits, to include the financial statements of ICON Aircraft 126 LLC, which were not able to be timely completed and included in the Original Filing. This Amendment contains the complete text of Item 15. Except as discussed in this Explanatory Note, no other changes have been made to the Original Filing.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	1. Financial Statements

Filed as Item 8 of the Original Filing.

2. Financial Statement Schedules

Financial Statement Schedule II - Valuation and Qualifying Accounts is filed as part of item 8 of the Original Filing. All other schedules, other than those listed above, have been omitted because they are not applicable or the information required to be set forth therein is included in the financial statements or notes thereto.

3. Exhibits:

10.1
Commercial Loan Agreement, by and between California Bank & Trust, ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC; ICON Income Fund Ten, LLC and ICON Leasing Fund Eleven, LLC, dated August 31, 2005 (incorporated herein by reference to Exhibit 10.1 to ICON Income Fund Eight B’s Current Report on Form 8-K, dated August 31, 2005).

31.1 Rule 13a-14(a)/15d-14(a) certifications.

31.2 Rule 13a-14(a)/15d-14(a) certifications.

32.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(c)	Financial Statements of ICON Aircraft 126 LLC

ICON Aircraft 126 LLC
(A Delaware Limited Liability LLC)

Consolidated Financial Statements

December 31, 2005, 2004 and 2003

(With Independent Auditor’s Report Thereon)

ICON Aircraft 126 LLC

Table of Contents

Independent Auditor’s Report.	1

Consolidated Balance Sheets at December 31, 2005 and 2004 .	2

Consolidated Statements of Income and Changes in Members’ Equity
For The Years Ended December 31, 2005, 2004 and 2003 .	3

Consolidated Statements of Cash Flows For The Years Ended
December 31, 2005, 2004 and 2003 .	4

Notes to Consolidated Financial Statements .	5-10

INDEPENDENT AUDITOR’S REPORT

The Members
ICON Aircraft 126 LLC

We have audited the consolidated balance sheets of ICON Aircraft 126 LLC and subsidiary as of December 31, 2005 and 2004 and the related consolidated statements of income and changes in members’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based upon our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financials statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above presents fairly, in all material respects the consolidated financial position of ICON Aircraft 126 LLC as of December 31, 2005 and 2004, and the results of their consolidated operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the consolidated balance sheet as of December 31, 2004 and the consolidated statements of income and changes in members’ equity, and cash flows for the years ended December 31, 2004 and 2003, have been restated.

/s/ Hays & Company LLP

January 9, 2007
New York, New York

ICON Aircraft 126, LLC
(A Delaware Limited Liability Company)
Consolidated Balance Sheets
December 31,

ASSETS

	2005	2004 (Restated)
Investment in operating lease:
Equipment, at cost	$77,523,584	$77,523,584
Accumulated depreciation	(16,441,487)	(12,116,200)

Net investment in operating lease	61,082,097	65,407,384

Other assets, net	1,836,631	1,310,672

Total assets	$62,918,728	$66,718,056

LIABILITIES AND MEMBERS' EQUITY

Notes payable - non-recourse	$53,874,160	$58,587,566
Accrued expenses and other liabilities	221,410	103,174

Total liabilities	54,095,570	58,690,740

Commitments and contingencies

Members' equity	8,823,158	8,027,316

Total liabilities and members' equity	$62,918,728	$66,718,056

See accompanying notes to consolidated financial statements

ICON Aircraft 126, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Income and Changes in Members' Equity
Years Ended December 31,

	2005	2004 (Restated)	2003 (Restated)
Revenue:
Rental income	$8,190,414	$8,190,414	$8,190,414
Interest income	40,920	50,282	15,842

Total revenue	8,231,334	8,240,696	8,206,256

Expenses:
Depreciation and amortization	4,381,687	4,381,687	4,381,687
Interest	3,053,805	3,332,187	3,551,831

Total expenses	7,435,492	7,713,874	7,933,518

Net income	795,842	526,822	272,738

Members' equity, beginning of year	8,027,316	7,500,494	6,734,256

Prior period adjustment	-	-	493,500

Members' equity, end of year	$8,823,158	$8,027,316	$7,500,494

See accompanying notes to consolidated financial statements

ICON Aircraft 126, LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows
Years Ended December 31,

	2005	2004 (Restated)	2003 (Restated)
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
Net income	$795,842	$526,822	$272,738
Adjustments to reconcile net income to net cash
provided by operating activities:
Interest income on maintence reserve	(40,920)	(50,282)	(15,842)
Rental income paid directly to lenders by lessees	(8,190,414)	(8,190,414)	(8,190,414)
Depreciation and amortization	4,381,687	4,381,687	4,381,687
Interest expense on non-recourse financing paid
directly to lenders by lessees	3,085,157	3,344,752	3,562,055
Change in operating liabilities:
Accrued expenses and other liabilities	(31,352)	(12,565)	(10,224)

Net cash provided by operating activities	-	-	-

Net increase in cash	-	-	-
Cash, beginning of the year	-	-	-

Cash, end of the year	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Principal and interest paid directly to lenders by lessees	$7,798,560	$7,798,560	$7,798,560

See accompanying notes to consolidated financial statements

ICON Aircraft 126 LLC (A Delaware limited Liability Company) Notes To Consolidated Financial Statements December 31, 2005, 2004 and 2003

(1) Restatement of Consolidated Financial Statements

During the preparation of the consolidated financial statements of ICON Aircraft 126 LLC (the “LLC”) for the year ended December 31, 2005 it was determined that the LLC did not properly account for rental income since the LLC acquired a lease during March 2002. Additionally, during the review process it was determined that the LLC was not recording interest income earned on the LLC’s maintenance reserve cash account. Corrections made by the LLC to properly record these transactions are summarized as follows: (i) to record the rental income, from inception of the lease, on the straight line basis in accordance with Statement of Financial Accounting Standards No. 13, “Accounting for Leases” and (ii) to properly record interest income earned, from inception of the lease, on a maintenance reserve cash account. Corrections of the errors were made to properly account for the recording of these transactions. By correcting these errors the LLC has restated its members’ equity at January 1, 2003. These corrections increased members’ equity by $493,500. The accompanying consolidated financial statements reflect the proper accounting treatment for these transactions.

The following tables show the impact of the restatement on the relevant captions from the LLC’s consolidated financial statements at December 31, 2004 and for the years ended December 31, 2004 and 2003. These tables contain only the corrected balances and do not represent the complete consolidated balance sheets at December 31, 2004 nor consolidated statement of income for the years ended December 31, 2004 and 2003.

Changes to the consolidated balance sheet at December 31, 2004:

	Previously
	Reported	Adjustments	Restated
Other assets, net	$1,244,550	$66,122	$1,310,672
Total assets	$66,651,934	$66,122	$66,718,056

Members' equity	$7,766,862	$260,454	$8,027,316
Total liabilities and members' equity	$66,651,934	$66,122	$66,718,056

Changes to the consolidated statement of income for the year ended December 31, 2004:

	Previously
	Reported	Adjustments	Restated
Rental income	$8,340,000	$(149,586)	$8,190,414
Interest income	$-	$50,282	$50,282
Total revenue	$8,340,000	$(99,304)	$8,240,696
Net income	$626,126	$(99,304)	$526,822

Members' equity, beginning of year	$7,140,736	$359,758	$7,500,494
Members' equity, end of year	$7,766,862	$260,454	$8,027,316

ICON Aircraft 126 LLC (A Delaware limited Liability Company) Notes To Consolidated Financial Statements December 31, 2005, 2004 and 2003

(1) Restatement of Consolidated Financial Statements - continued

Changes to the consolidated statement of income for the year ended December 31, 2003:

	Previously
	Reported	Adjustments	Restated
Rental income	$8,340,000	$(149,586)	$8,190,414
Interest income	$-	$15,842	$15,842
Total revenue	$8,340,000	$(133,744)	$8,206,256
Net income	$406,482	$(133,744)	$272,738

Members' equity, beginning of year	$6,734,256	$493,500	$7,227,756
Members' equity, end of year	$7,140,739	$359,755	$7,500,494

(2) Organization

The LLC was formed on February 15, 2002 as a Delaware limited liability company. The LLC is a joint venture between two affiliated entities, ICON Income Fund Eight B L.P. (“Fund Eight B”) and ICON Income Fund Nine LLC (“Fund Nine”). Fund Eight B and Fund Nine each have a 50% ownership interest in the LLC’s profits, losses, cash distributions and distribution proceeds.

On March 4, 2002, the LLC acquired all of the outstanding shares of Delta Aircraft Leasing Limited ("D.A.L."), a Cayman Islands registered company, for approximately $75,288,000, which was comprised of approximately $4,250,000 of cash and the assumption of approximately $70,277,000 of non-recourse debt. D.A.L owns, through an Owner Trust, an Airbus A340-313X aircraft which is on lease to Cathay Pacific Airways Limited (“Cathay”).

The General Partner/Manager of the both the LLC’s members is ICON Capital Corp. (the “Manager”), a Connecticut corporation. The Manager indirectly manages and controls the business affairs of the LLC's assets under the terms of separate management agreements with Fund Eight B and Fund Nine. The LLC paid the Manager approximately $2,236,000 in acquisition fees in connection with the acquisition of the D.A.L. shares.

(3) Summary of Significant Accounting Policies

Consolidation

The consolidated financial statements include the accounts of the LLC and its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

Investment in Operating Leases

Investments in operating leases are stated at cost less accumulated depreciation. Depreciation is being provided for using the straight-line method over the term of the related equipment lease to its estimated residual value at lease end. Upon the final disposition of the equipment, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is reflected in the consolidated statement of operations. Revenues from operating leases are recognized on a straight line basis over the lives of the related leases.

ICON Aircraft 126 LLC (A Delaware limited Liability Company) Notes To Consolidated Financial Statements December 31, 2005, 2004 and 2003

(3) Summary of Significant Accounting Policies - continued

Asset Impairments

The LLC's asset portfolio is periodically reviewed, at least annually, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. If there is an indication of impairment, the LLC estimates the future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. If an impairment is determined to exist, an impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.

The events or changes in circumstances which generally indicate that an asset may be impaired are (i) the estimated fair value of the underlying equipment is less than its carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to satisfy the residual position in the asset and, if applicable, the remaining obligation to the non-recourse lender. Generally in the latter situation, the residual position relates to equipment subject to third party non-recourse notes payable where the lessee remits their rental payments directly to the lender and the LLC does not recover its residual position until the non-recourse note payable is repaid in full.

Income Taxes

The LLC is taxed as a partnership for Federal and state income tax purposes. No provision for income taxes has been recorded since the liability for such taxes is that of each of the individual members rather than the LLC. The LLC's income tax returns are subject to examination by the Federal and state taxing authorities, and changes, if any, could adjust the individual income tax of the members.

Revenue Recognition

The LLC leases equipment to third parties which may be classified as either a finance lease or an operating lease, which is determined based upon the terms of each lease. Initial direct costs are capitalized and amortized over the term of the related lease for a finance lease. For an operating lease, the initial direct costs are included as a component of the cost of the equipment and depreciated.

For finance leases, the LLC records, at lease inception, the total minimum lease payments receivable from the lessee, the estimated unguaranteed residual value of the equipment at lease termination, the initial direct costs related to the lease and the related unearned income. Unearned income represents the difference between the sum of the minimum lease payments receivable plus the estimated unguaranteed residual value minus the cost of the leased equipment. Unearned income is recognized as finance income over the term of the lease using the effective interest rate method.

For operating leases, rental income is recognized on the straight line method over the lease term. Billed and uncollected operating lease receivables are included in other assets. Deferred rental income is the difference between the timing of the cash payments and the income recognized on a straight line basis.

ICON Aircraft 126 LLC (A Delaware limited Liability Company) Notes To Consolidated Financial Statements December 31, 2005, 2004 and 2003

(3) Summary of Significant Accounting Policies - continued

Fair Value of Financial Instruments

Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures About Fair Values of Financial Instruments," requires disclosures about the fair value of financial instruments, except for lease related assets and liabilities. Separate disclosure of fair value information at December 31, 2005 and 2004 with respect to the LLC's assets and liabilities is not separately provided since (i) SFAS No. 107 does not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets, other than lease related investments, and the recorded value of other liabilities approximates market value. The estimated fair value of the LLC’s non-recourse notes payable at December 31, 2005 is approximately the same as the book value due to the remaining short-term of this obligation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates primarily include impairments, depreciation and amortization and unguaranteed residual values. Actual results could differ from those estimates.

Recent Accounting Pronouncements

On June 1, 2005, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154 “Accounting Changes and Error Corrections” (“SFAS 154”) which replaces Accounting Principles Board Opinion No. 20, “Accounting Changes” (“APB 20”) and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. The LLC does not expect the adoption of SFAS 154 to have an impact on its consolidated financial position or results of operations.

In April 2006, the FASB issued SFAS No. 155, “Accounting for Certain Financial Instruments” (“SFAS 155”), amendment to SFAS 133 and SFAS 140. SFAS 155 addresses what had been characterized as a temporary exemption from the application of the bifurcation requirements of SFAS 133 to beneficial interests in securitized financial assets. The adoption of SFAS 155 did not have any impact on the LLC’s results of operations or financial condition.

In September 2006, the FASB issued Statement of SFAS No. 157 “Accounting for Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a separate framework for determining fair values of assets and liabilities that are required by other authoritative generally accepted accounting principal pronouncements to be measured at fair value. In addition, SFAS 157 incorporates and clarifies the guidance in FASB Concepts Statement No. 7 regarding the use of present value techniques in measuring fair value. SFAS 157 is effective for financial statements with fiscal years beginning after November 15, 2007. The Manager is currently evaluating the impact of this pronouncement but does not currently believe it will have a material impact on the financial statements.

ICON Aircraft 126 LLC (A Delaware limited Liability Company) Notes To Consolidated Financial Statements December 31, 2005, 2004 and 2003

(3) Summary of Significant Accounting Policies - continued

The Manager does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

(4) Investment in Operating Lease

The LLC’s sole investment at both December 31, 2005 and 2004 is an Airbus A340-313X aircraft on lease to Cathay through March 2006. The lease with Cathay was subsequently extended until July 1, 2011.

The Owner Trustee has a commitment in regards to its Cathay aircraft to pay 50% of the maintenance overhaul costs, which were incurred on or prior to March 27, 2006. The Owner Trustee has established a maintenance reserve cash account to pay for its portion of these costs, which has been funded in accordance with the terms of the lease. Any excess cash remaining after the maintenance over haul is performed will be used to pay down the principal balance of the related non-recourse debt. At December 31, 2005, the maintenance reserve was approximately $1,273,000 and is included in other assets in the accompanying consolidated balance sheet.

During September 30, 2006, approximately $1,150,000 was paid for the maintenance costs. The excess cash remaining of approximately $228,000 (which includes interest accreted in the amount of approximately $27,000 through September 30, 2006), will be used to pay down the principal balance of the related non-recourse debt.

Non-cancelable minimum annual rentals relating to the Cathay lease, including the lease extension are as follows:

Years Ending
December 31,
2006	$ 6,990,000
2007	$ 6,540,000
2008	$ 6,540,000
2009	$ 6,540,000
2010	$ 5,940,000

(5) Note Payable - Non-Recourse

Simultaneously with the lease extension, the owner trustee refinanced the non-recourse debt that was scheduled to mature on March 27, 2006 with a balloon payment of approximately $52,850,000. ICON 126 had established, under the original lease, a reserve account totaling $582,509, which was used to reduce the balloon payment to $52,267,491. The refinanced non-recourse debt accrues interest at the London Interbank Offered Rate (“LIBOR”) plus 1.17% per year (5.71% per year at December 31, 2005) and matures on July 1, 2011 with a balloon payment of approximately $32,000,000. The variable interest rate of the refinanced debt was fixed at 6.104% per year under the terms of the debt agreement on September 29, 2006, effective October 3, 2006.

ICON Aircraft 126 LLC (A Delaware limited Liability Company) Notes To Consolidated Financial Statements December 31, 2005, 2004 and 2003

(5) Note Payable - Non-Recourse - continued

Principal maturities of the LLC’s refinanced non-recourse debt consist of following:

Years Ended
December 31,
2006	$ 4,354,756
2007	$ 3,559,374
2008	$ 3,810,027
2009	$ 4,044,096
2010	$ 3,684,449

(6) Residual Sharing Agreement

The LLC and ICON Aircraft 123 LLC (“Aircraft 123”), an affiliate of the LLC’s, are party to a Residual Sharing Agreement (the “Agreement”) with Airtrade Capital Corp. (“Airtrade”). Pursuant to the terms of the Agreement, once the LLC and Aircraft 123 collectively receive $8,500,000 from any sale or re-lease of either Aircraft, net of any expenses and the full satisfaction of any indebtedness associated with such aircraft, Airtrade is entitled to receive 45% of the residual proceeds. Residual proceeds include gross proceeds from: the sale, lease, renewal lease or extension or financing of the Aircraft and casualty payments less any reasonable out-of-pocket costs incurred by the LLC or Aircraft 123. At December 31, 2005, the LLC does not have any obligations under the Agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICON Income Fund Eight B L.P. File No. 333-37504 (Registrant) by its General Partner, ICON Capital Corp.

Date: Janurary 17, 2007

/s/ Beaufort J.B. Clarke
Beaufort J.B. Clarke
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

ICON Capital Corp.
Sole General Partner of the Registrant

Date: January 17, 2007

/s/ Beaufort J.B. Clarke
Beaufort J.B. Clarke
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

Date: January 17, 2007

/s/ Paul B. Weiss
Paul B. Weiss
Director

Date: January 17, 2007

/s/ Thomas W. Martin
Thomas W. Martin
Chief Operating Officer and Director

Date: January 17, 2007

/s/ Michael A. Reisner
Michael A. Reisner
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Supplemental Information to be furnished with reports filed pursuant to Section 15(d) of the Act by Registrants which have not registered securities pursuant to Section 12 of the Act.

No annual report or proxy material has been sent to security holders. An annual report will be sent to the members and a copy will be forwarded to the Commission.