Form 10-K
ICON INCOME FUND EIGHT B LP
filed 2007-04-04
CIK 1121716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-37504

ICON Income Fund Eight B L.P.
(Exact name of registrant as specified in its charter)

Delaware	13-4101114
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Fifth Avenue, 4th Floor New York, New York	10011
(Address of principal executive offices)	(Zip Code)

(212) 418-4700
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Units of Limited Partnership Interests

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ྑ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ༂ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ྑ

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Yes ☑ No ྑ

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ྑ  Accelerated filer ྑ Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ྑ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last day of the registrant’s most recently completed second fiscal quarter: Not applicable.

There is no established market for shares of the registrant.

Number of outstanding limited partnership units of the Registrant on February 28, 2007 is 741,530.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Forward-Looking Statements

Certain statements within this Annual Report on Form 10-K may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”). These statements are being made pursuant to the PSLRA, with the intention of obtaining the benefits of the “safe harbor” provisions of the PSLRA, and, other than as required by law, we assume no obligation to update or supplement such statements. Forward-looking statements are those that do not relate solely to historical fact. They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. You can identify these statements by the use of words such as “may,” “will,” “could,” “anticipate,” “believe,” “estimate,” “expects,” “intend,” “predict” or “project” and variations of these words or comparable words or phrases of similar meaning. These forward-looking statements reflect our current beliefs and expectations with respect to future events and are based on assumptions and are subject to risks and uncertainties and other factors outside our control that may cause actual results to differ materially from those projected.

Item 1. Business

Our History

ICON Income Fund Eight B L.P. (the “Partnership”) was formed on February 7, 2000 as a Delaware limited partnership. The Partnership will continue until December 31, 2017, unless terminated sooner. When used in this report, the terms “we,” “us” and “our” refer to the Partnership.

Our General Partner is ICON Capital Corp. (our “General Partner”), a Connecticut corporation. Our General Partner manages and controls our business affairs, including, but not limited to, our equipment leases and financing transactions, under the terms of our limited partnership agreement (our “LP Agreement”).

Our maximum offering was $75,000,000 and we commenced business operations on our initial closing date, June 14, 2000, with the admission of 15,816 limited partnership units representing $1,581,551 of capital contributions. Between June 15, 2000 and October 17, 2001, the date of our final closing, 734,184 additional limited partnership units were sold representing $73,418,449 of capital contributions bringing the total admission to 750,000 limited partnership units representing $75,000,000 of capital contributions. Through December 31, 2006 we redeemed 8,470 limited partnership units. At December 31, 2006 we had 741,530 limited partnership units outstanding.

Our Business

We operate as an equipment leasing program in which the capital our partners have invested is pooled together to make investments, pay fees and establish a small reserve. We primarily acquire equipment subject to lease, and, to a lesser degree, acquire ownership rights to items of leased equipment at lease expiration. Some of our equipment leases are acquired for cash and provide current cash flow, which we refer to as “income” leases. For the other equipment leases, we finance the majority of the purchase price. We refer to these leases as “growth” leases. These growth leases generate little or no current cash flow because substantially all of the rental payments from a lessee service the indebtedness associated with acquiring or financing the lease. We anticipate that the future value of this leased equipment will exceed our cash portion of the purchase price.

We divide the life of the program into three distinct phases:

(1) Offering Period: We invested most of the net proceeds from the sale of limited partnership units in items of equipment subject to a lease.

(2) Reinvestment Period: After the close of the offering period, we continued to reinvest the cash generated from our initial investments to the extent that cash was not needed for our expenses, reserves and distributions to our partners. The reinvestment period was anticipated to end on or about October 16, 2006. However, on October 5, 2006, our General Partner determined that it was in the best interests of our partners that the reinvestment period be extended until approximately April 16, 2007 and subsequently further extended the reinvestment period for an additional two months to June 2007. Our General Partner continues to pursue investment opportunities for us and we will continue to pay distributions to our partners at the annualized rate of 8.0% per year during the extended reinvestment period.

(3) Liquidation Period: After the reinvestment period, we will sell our assets in the ordinary course of business. If our General Partner believes it would benefit our partners to reinvest the proceeds received from our investments in additional investments during the liquidation period, we may do so, but our General Partner will not receive any additional acquisition fees in connection with such reinvestments. Our goal is to complete the liquidation period in three years after the end of the reinvestment period, but it may take longer to do so.

At December 31, 2006 and 2005, we had total assets of $78,651,672 and $91,960,247, respectively. For the year ended December 31, 2006, our total rental and finance income was $16,308,179, which included two lessees that accounted for approximately 83.5% of our rental income and finance income. We had a net loss for the year ended December 31, 2006 of $614,426. For the year ended December 31, 2005, our total rental income and finance income was $19,990,082, which included two lessees that accounted for approximately 85% of our total rental income and finance income. We had net income for the year ended December 31, 2005 of $3,368,585. For the year ended December 31, 2004, our total rental income and finance income was $20,736,899, which included two lessees that accounted for approximately 50% of our rental income and finance income. We had a net loss for the year ended December 31, 2004 of $4,609,006.

At December 31, 2006, our current portfolio, which we hold either directly or through joint venture investments with affiliates and others, consists primarily of the following equipment subject to lease:

Air Transportation Equipment:

•
We have a 90% interest in a joint venture, ICON Aircraft 47820 LLC (“Aircraft 47820”), which owns a McDonnell Douglas DC-10-30F aircraft and two spare engines (the “Aircraft and engines”) on lease with Federal Express Corporation (“Fedex”), which lease expires on March 31, 2007.

On September 21, 2006, FedEx provided Aircraft 47820 its irrevocable notice to purchase the Aircraft and engines. Pursuant to the lease, Aircraft 47820 had twenty days to agree with FedEx on the fair value of the Aircraft and engines. The lease further provides that if the parties do not agree within that time period, then they have ten days to appoint a mutually acceptable appraiser. If the parties could not agree on an appraiser, the lease provided that the fair value would be determined by independent appraisers, one selected by our General Partner and one selected by FedEx. Moreover, the lease provided that if those appraisers could not agree on the fair value, the two appraisers would appoint a third nationally recognized independent aircraft appraiser.

Aircraft 47820 selected a nationally recognized appraiser who is the former Chairman of the International Society of Transport Aircraft Trading appraisal board and received an appraisal value for the Aircraft and engines of $10,460,000. In addition, the General Partner commissioned an additional nationally recognized appraiser to conduct an appraisal on the Aircraft and engines who appraised the Aircraft and engines at $7,820,000.

The appraiser selected by FedEx, however, valued the Aircraft and engines at only $5,500,000, which was significantly lower than our General Partner’s two appraisals and much lower than all publicly available published values for this type of aircraft.

When the appraisers chosen by our General Partner and FedEx could not agree on the fair value, they selected a third appraiser. Although FedEx did not initially agree to this appraiser, it ultimately did so, but only after substantial delay. In February 2007, FedEx finally agreed to allow the process to proceed with the third appraiser and on February 23, 2007, the third appraiser was retained by the parties.

On March 2, 2007, Aircraft 47820 was notified that the third appraiser valued the Aircraft and engines at what our General Partner believes is an exceedingly low appraisal valuing the Aircraft and engines at $5,450,000. Pursuant to a formula in the lease, the two appraisals that are closest in value are to be averaged, which resulted in a sales price for the Aircraft and engines of $5,475,000, resulting in a loss on the sale of the Aircraft and engines of approximately $1,020,000, which will be recorded by Aircraft 47820 during the first quarter of 2007.

Our General Partner has serious concerns about the propriety of the appraisal process and has advised FedEx that it believes that FedEx improperly interfered with the process and thereby negatively impacted the appraised price of the Aircraft and engines. Our General Partner is thoroughly reviewing the facts with its outside legal counsel On March 30, 2007, Aircraft 47820 sold the aircraft and engines to FedEx for $5,475,000. The final lease payment was paid to the lender, satisfying all remaining debt obligations.

Our General Partner concluded, based upon an independent third party appraisal, that no impairments were required on this Aircraft and engines at December 31, 2006. At December 31, 2005, our General Partner determined, based upon an independent third party appraisal that indicated the Aircraft and engines were impaired due to a slower than expected recovery in the air transportation industry, and recorded an impairment loss of approximately $3,626,000 to more closely approximate the adjusted book value to the current fair value of the Aircraft and engines.

•
We have a 100% interest in one Airbus A340-313X aircraft and a 50% interest through a joint venture with ICON Income Fund Nine, LLC (“Fund Nine”), an entity also managed by our General Partner, in a second Airbus A340-313X aircraft, both on lease to Cathay Pacific Airways Limited (“Cathay”). During March 2006, we entered into an agreement with Cathay with respect to the aircraft in which we have a 100% interest, which extended the lease through October 1, 2011, and also during March 2006, we entered into an agreement with Cathay with respect to the aircraft in which we have a 50% interest, which extended the lease through July 1, 2011.

•	We have a 100% interest in five aircraft engines on lease to TWA, LLC, a subsidiary of American Airlines. The lease is scheduled to expire on May 28, 2008.

For a discussion of our lease and other significant transactions for the years ended December 31, 2006, 2005 and 2004, please refer to “Item 7. General Partner’s Discussion and Analysis of Financial Condition and Results of Operations.”

Segment Information

We have only one operating segment: the business of acquiring and managing equipment subject to leases with companies that we generally believe to be creditworthy.

Competition

The equipment leasing industry is highly competitive. When seeking leasing transactions for acquisition, we compete with leasing companies, manufacturers that lease their products directly, equipment brokers and dealers and financial institutions, including commercial banks and insurance companies.  Many competitors are larger than us and have greater financial resources than we do.

Employees

We have no direct employees. Our General Partner has full and exclusive control over our management and operations.

Available Information

Our Annual Report on Form 10-K and our most recent Quarterly Reports on Form 10-Q and amendments to those reports, if any, and our Current Reports on Form 8-K and any amendments to those reports are available free of charge on our General Partner’s internet website at http://www.iconcapital.com as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). The information contained on our General Partner’s website is not deemed part of this Annual Report on Form 10-K. This information is also available on the SEC’s website, at http://www.sec.gov.

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

We are subject to a number of uncertainties associated with the equipment leasing business that may affect our business, operating results and financial condition. These include:

•	changes in economic conditions, including fluctuations in demand for equipment and interest rates;
•	the technological and economic obsolescence of equipment;
•	potential defaults by lessees;
•	the existence of leverage increases the risk of foreclosure; and
•	increases in our expenses, including taxes and insurance expenses.

Our General Partner’s decisions are subject to conflicts of interest with us.

Our General Partner’s decisions could be subject to various conflicts of interest arising out of its relationship to us and its affiliates. Our General Partner could be confronted with decisions in which it will have an economic incentive to place its interests above ours. Our General Partner sponsors and currently manages five other equipment leasing businesses. See “Item 13. Certain Relationships and Related Transactions.” These conflicts may include:

•	Our General Partner will receive more fees for making investments if we incur indebtedness to fund these acquisitions than if indebtedness is not incurred;
•	Our LP Agreement does not prohibit our General Partner from competing with us for equipment acquisitions and engaging in other types of business;
•	Our General Partner will have opportunities to earn fees for referring a prospective acquisition opportunity to purchasers other than us;
•	Our General Partner may receive fees in connection with the turnover of our equipment portfolio;
•	The lack of separate legal representation for us and our General Partner and lack of arm’s-length negotiations regarding compensation payable to our General Partner;
•
Our General Partner is our tax matters partner and is able to negotiate with the IRS to settle tax disputes that would bind us and our partners that might not be in the best interest of our partners given a partner’s individual tax situation; and

•	Our General Partner can make decisions as to when and whether to sell a jointly-owned asset when the co-owner is another business it manages.

Because we borrowed, and may in the future borrow funds, to purchase equipment, losses as a result of lessee defaults may be greater than if debt were not incurred. Restrictions imposed by the terms of our indebtedness may limit our financial flexibility.

Although we have acquired, and may in the future acquire, some of our investments for cash, we borrowed, and may in the future borrow, a substantial portion of the purchase price of our equipment investments and there is no limit to the amount of debt that we may be incur when purchasing equipment. While we believe the use of leverage results in us being able to make more acquisitions and that each acquisition will have fewer dollars at risk than if leverage were not utilized, there can be no assurance that the benefits of greater size and diversification of the portfolio will offset the heightened risk of loss in an individual lease transaction using leverage. With respect to our non-recourse borrowings, a lessee default could force us to make the debt service payments that would otherwise be paid by the lessee so as to protect our investment in equipment and prevent the equipment owned by us from being subject to repossession.

We together with certain of our affiliates (entities sponsored and organized by our General Partner), Fund Nine, ICON Income Fund Ten, LLC (“Fund Ten”) and ICON Leasing Fund Eleven, LLC (“Fund Eleven”), are party to a revolving line of credit agreement with California Bank & Trust. The terms of that agreement could restrict us from paying distributions to our partners if such payments would cause us not to be in compliance with our financial covenants. See “Item 7. General Partner’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

The risks and uncertainties associated with the industries of our lessees may indirectly affect our business, operating results and financial condition.

We are indirectly subject to a number of uncertainties associated with the industries of our lessees. We primarily acquire equipment subject to lease, and, to a lesser degree, acquire ownership rights to items of leased equipment at lease expiration in a variety of industries with a number of lessees. As such, we are indirectly subject to the various risks and uncertainties that affect our lessees’ businesses and operations. If such risks or uncertainties were to affect our lessees, we may indirectly suffer a loss on our investment, lose future revenues or experience adverse consequences to our business, operating results and financial condition.

If the value of our equipment declines more rapidly than we anticipate, our financial performance may be adversely affected.

A significant part of the value of most of the equipment that we purchase is the potential value of the equipment once the lease term expires (“residual value”). Generally, leased equipment is expected to decline in value over its useful life. In acquiring equipment, we assume a residual value for the equipment at the end of the lease that, when combined with lease payments, is expected to be enough to return the cost of our investment in the equipment and provide a rate of return despite the expected decline in the value of the equipment over the lease term. However, the residual value of the equipment at the end of a lease, and whether that value meets our expectations depends to a significant extent upon the following factors, many of which are beyond our control:

•	our ability to acquire or, to a lesser degree, enter into lease agreements that preserve or enhance the relative value of the equipment;
•	our ability to maximize the value of the equipment upon the sale or re-lease when the lease expires;
•	market conditions prevailing at the time the lease expires;
•	the cost of new equipment at the time we are remarketing used equipment;
•	the extent to which technological or regulatory developments during the lease term reduce the market for such used equipment;
•	the strength of the economy; and
•	the condition of the equipment when the lease expires.

We cannot assure you that our assumptions with respect to value are accurate or that the equipment will not lose value more rapidly than we anticipate.

If leased equipment is not properly maintained, its residual value may be less than expected.

If a lessee fails to maintain equipment in accordance with the terms of its lease, we may have to make unanticipated expenditures to repair the equipment in order to protect our investment. In addition, some of the equipment we purchase is used equipment. While we plan to inspect most used equipment prior to purchase, there is no assurance that an inspection of used equipment prior to purchasing it will reveal any or all defects and problems with the equipment that may occur after it is acquired by us.

We seek to obtain representations from the sellers and lessees of used equipment that:

•	the equipment has been maintained in compliance with the terms of their leases;
•	that neither the seller, as lessor, nor the lessee, is in violation of any material terms of such leases; and
•	the equipment is in good operating condition and repair and that the lessee has no defenses to the payment of rent for the equipment as a result of its condition.

We would have rights against the seller of the equipment for any losses arising from a breach of representations made to us, and against the lessee for a default under the lease. However, we cannot assure you that these rights would make us whole with respect to our entire investment in the equipment or our expected returns on the equipment, including legal costs, costs of repair and lost revenue from the delay in being able to sell or re-lease the equipment due to undetected problems or issues.

If a lessee defaults on its lease, we could incur losses.

We may lease equipment to lessees that have senior debt rated below investment grade. We do not require our lessees to have a minimum credit rating. Lessees with such lower credit ratings may default on lease payments more frequently than lessees with higher credit ratings. If a lessee does not make lease payments to us when due, or violates the terms of its lease in another important way, we may be forced to terminate the lease and attempt to recover the equipment. We may do this at a time when we may not be able to arrange for a new lease or to sell the equipment right away, if at all. We would then lose the expected lease revenues and might not be able to recover the entire amount or any of our original investment in the equipment. The costs of recovering equipment upon a lessee’s default, enforcing the lessee’s obligations under the lease, and transporting, storing, repairing and finding a new lessee for the equipment may be high and may negatively affect the value of our investment in the equipment.

If a lessee files for bankruptcy, we may have difficulty enforcing the lease and may incur losses.

If a lessee files for protection under the bankruptcy laws, the remaining term of the lease could be shortened or the lease could be rejected by the Bankruptcy Court, which could result in, among other things, any unpaid pre-bankruptcy lease payments being cancelled as part of the bankruptcy proceeding. We may also experience difficulties and delays in recovering equipment from a bankrupt lessee that is involved in a bankruptcy proceeding or has been declared bankrupt by a Bankruptcy Court. If a lease is rejected in a bankruptcy, we would bear the cost of retrieving and storing the equipment, and then have to remarket the equipment. In addition, the Bankruptcy Court would treat us as an unsecured creditor for any amounts due under the lease.

We may invest in options that could become worthless if the option grantor files for bankruptcy.

We may acquire options to purchase equipment, usually for a fixed price at a future date, typically at the end of a lease term. In the event of a bankruptcy by the party granting the option, we might be unable to enforce the option or recover the option price paid.

Investment in joint ventures may subject us to risks relating to our co-investors that could adversely impact the financial results of such joint ventures.

We invest in joint ventures with other businesses our General Partner sponsors and manages, as well as with unrelated third parties. Investing in joint ventures involves additional risks not present when acquiring leased equipment that is wholly owned by us. These risks include the possibility that our co-investors might become bankrupt or otherwise fail to meet financial commitments, thereby obligating us to pay all of the debt associated with the joint venture, as each party to a joint venture typically must guarantee all of the joint venture’s obligations. Alternatively, the co-investors may have economic or business interests or goals that are inconsistent with our investment objectives and want to manage the joint venture in ways that do not maximize our return. Among other things, actions by a co-investor might subject leases that are owned by the joint venture to liabilities greater than those contemplated by the joint venture agreement. Also, when none of the joint owners control a joint venture, there might be a stalemate on decisions, including when to sell the equipment or the prices or terms of a lease. Finally, while we may have the right to buy out the other joint owner’s interest in the equipment in the event of the sale, we may not have the resources available to do so.

We may not be able to obtain insurance for certain risks and would have to bear the cost of losses from non-insurable risks.

Leased equipment may be damaged or lost. Fire, weather, accidents, theft or other events can cause damage or loss of leased equipment. While our leases generally require lessees to have comprehensive insurance and assume the risk of loss, some losses, such as from acts of war, terrorism or earthquakes may either be uninsurable or not economically feasible to insure. Furthermore, not all possible liability claims or contingencies affecting equipment can be anticipated or insured against, and, if insured, the insurance proceeds may not be sufficient to cover a loss. If such a disaster occurs to the equipment, we could suffer a total loss of any investment in the affected equipment. In leasing some types of equipment, we may be exposed to environmental tort liability. Although we use our best efforts to minimize the possibility and exposure of such liability including by means of attempting to obtain insurance, we cannot assure you that our assets will be protected against any such claims.

We could suffer losses from failure to maintain equipment registration and from unexpected regulatory compliance costs.

Many types of transportation equipment are subject to registration requirements by U.S. governmental agencies, as well as foreign governments if the equipment is to be used outside of the United States. Failing to register the equipment, or losing the registration, could result in substantial penalties, forced liquidation of the equipment and/or the inability to operate and lease the equipment. Governmental agencies may also require changes or improvements to equipment, and we may have to spend our own funds to comply if the lessee of the equipment is not required to do so under the lease. These changes could force the equipment to be removed from service for a period of time. The terms of our leases may provide for rent reductions if the equipment must remain out of service for an extended period of time or is removed from service. We may then have reduced rental income from the lease for this item of equipment. If we do not have the funds to make a required change, we might be required to sell the affected equipment. If so, we could suffer a loss on our investment, lose future revenues and experience adverse tax consequences.

If a lease is determined to be a loan, it could be subject to usury laws, which could lower our lease revenue.

Equipment leases have sometimes been held by the courts to be loan transactions subject to State usury laws, which limit the interest rate that can be charged. Although we anticipate entering into or acquiring leases that we believe are structured so that they avoid being deemed loans, and would therefore not be subject to usury laws, we cannot assure you that we will be successful in doing so. Loans at usurious interest rates are subject to a reduction in the amount of interest due under such loans and, if an equipment lease is held to be a loan with a usurious rate of interest, the amount of the lease payment could be reduced and adversely affect our lease revenue.

Our General Partner’s officers and employees manage other businesses and do not devote their time exclusively to managing us and our business.

We do not employ our own full-time officers, managers or employees. Instead, our General Partner supervises and controls our business affairs. Our General Partner’s officers and employees also spend time supervising the affairs of other equipment leasing programs it manages, so they only devote the amount of time they think is necessary to conduct our business which may not be the same amount of time that would be devoted to us if we had separate officers and employees.

Our internal controls over financial reporting may not be effective and our independent registered public accounting firm may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business.

Our General Partner is evaluating our internal controls over financial reporting in order to allow management to report on, and our independent registered public accounting firm to attest to, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, as amended, and the rules and regulations of the SEC there under, which we refer to as “Section 404.” Our General Partner is in the process of documenting and testing our internal control procedures in order to satisfy the requirements of Section 404, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accountants addressing these assessments. During the course of our testing, our General Partner may identify deficiencies that it may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. We expect that we will be required to comply with the requirements of Section 404 and issue management’s report on our internal controls in connection with our Annual Report on Form 10-K for our fiscal year ending December 31, 2007. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. We cannot be certain as to the timing of completion of our evaluation, testing and any remediation actions or the impact of the same on our operations. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, our independent registered public accounting firm may not be able to certify as to the effectiveness of our internal control over financial reporting in connection with our Annual Report on Form 10-K for the year ending December 31, 2008, and we may be subject to sanctions or investigation by regulatory authorities, such as the SEC. As a result, we may be required to incur costs in improving our internal control system and the hiring of additional personnel. Any such action could negatively affect our results of operations.

We compete with a variety of financing sources for our lessees, which may affect our ability to achieve our investment objectives.

The commercial leasing industry is highly competitive and is characterized by competitive factors that vary based upon product and geographic region. Our competitors are varied and include other equipment leasing programs, captive and independent finance companies, commercial and industrial banks, manufacturers and vendors. Competition from both traditional competitors and new market entrants has intensified in recent years due to a strong economy, growing marketplace liquidity and increasing recognition of the attractiveness of the commercial leasing industry.

We compete primarily on the basis of pricing, terms and structure. To the extent that our competitors compete aggressively on any combination of those factors, we could fail to meet our investment objectives.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We neither own nor lease office space or any other real property in our business at the present time.

Item 3. Legal Proceedings

In the ordinary course of conducting our business, we are subject to certain claims, suits, and complaints filed against us. In our General Partner’s opinion, the outcome of such matters, if any, will not have a material impact on our consolidated financial position or results of operations. No material legal proceedings are currently pending against us or against any of our assets.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

PART II

Item 5. Market for the Registrant's Securities and Related Security Holder Matters

Our limited partnership interests are not publicly traded and there is currently no market for our limited partnership interests. It is unlikely that any such market will develop.

Number of Partners
Title of Class	as of February 28, 2007
General Partner	1
Limited Partners	2,837

We pay monthly distributions to our partners beginning with their admission to the Partnership through the termination of the reinvestment period, which we anticipated would be on October 16, 2006. However, on October 5, 2006, our General Partner determined that it was in the best interests of our partners that the reinvestment period be extended until approximately April 16, 2007 and subsequently further extended the reinvestment period for an additional two months to June 2007. We paid distributions to our limited partners totaling $5,934,486, $5,945,540 and $5,955,151, respectively, for the years ended December 31, 2006, 2005 and 2004. Additionally, our General Partner was paid distributions totaling $59,944, $60,056 and $60,155, respectively, for the years ended December 31, 2006, 2005 and 2004. The terms of the loan agreement with California Bank & Trust could restrict us from paying cash distributions to our partners if such payment would cause us to not be in compliance with our financial covenants. See “Item 7. General Partner’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

In order for the National Association of Securities Dealers (the “NASD”) members and their associated persons to have participated in the offering and sale of interests in limited partnership units (the “Units”) pursuant to the offering or to participate in any future offering of our Units, we are required pursuant to NASD Rule 2710(c)(6) to disclose in each annual report distributed to our limited partners a per unit estimated value of our Units, the method by which we developed the estimated value and the date used to develop the estimated value. In addition, our General Partner must prepare annual statements of our estimated Unit values to assist fiduciaries of retirement plans subject to the annual reporting requirements of Employee Retirement Income Security Act (“ERISA”) in the preparation of their reports relating to an investment in our Units. For these purposes, the estimated value of our Units is deemed to be $50.85 per Unit at September 30, 2006.

This estimate was based on the amount of remaining undiscounted lease payments on our existing leases, the booked estimated residual values of the equipment held by us upon the termination of those leases and our cash on hand. From this amount we then subtracted our total debt outstanding and then divided that sum by the total number of Units outstanding. This valuation was based solely on our General Partner’s perception of market conditions and the types and amounts of our assets. No independent valuation was sought. However, as set forth below, there is no significant public trading market for our Units at this time, and there can be no assurance that limited partners could receive $50.85 per Unit if such a market did exist and they sold their Units or that they will be able to receive such amount for their Units in the future. The foregoing valuation was performed solely for the ERISA and NASD purposes described above. Furthermore, there can be no assurance as to the amount we may actually receive if and when we seek to liquidate our assets or the amount of lease payments and equipment disposition proceeds we will actually receive over our remaining term. Our Units are not publicly traded nor is there currently a market for our Units. It is unlikely that any such market will develop.

Item 6. Selected Consolidated Financial Data

The selected consolidated financial data should be read in conjunction with the consolidated financial statements and related notes included in Item 8. Consolidated Financial Statements and Supplementary Data contained elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	2006	2005	2004	2003	2002
Total revenue	$16,252,505	$25,926,526	$21,591,797	$25,150,087	$25,467,361
Net (loss) income (a)	$(614,426)	$3,368,585	$(4,609,006)	$(5,181,209)	$(136,897)
Net (loss) income allocable to limited partners	$(608,282)	$3,334,899	$(4,562,916)	$(5,129,397)	$(135,528)
Net (loss) income allocable to General Partner	$(6,144)	$33,686	$(46,090)	$(51,812)	$(1,369)

Weighted average number of limited
partner units outstanding	741,752	743,161	744,463	747,189	749,475
Net (loss) income per weighted average
limited partner unit outstanding	$(0.82)	$4.49	$(6.13)	$(6.86)	$(0.18)

Distributions to limited partners	$5,934,486	$5,945,540	$5,955,151	$7,008,299	$8,056,975
Distributions per weighted average
limited partner unit outstanding	$8.00	$8.00	$8.00	$9.38	$10.75
Distributions to the General Partner	$59,944	$60,056	$60,155	$70,347	$81,384

	December 31,
	2006	2005	2004	2003	2002
Total assets	$78,651,672	$91,960,247	$119,147,022	$180,747,120	$189,408,747
Notes payable	$55,697,875	$63,746,059	$86,305,022	$134,938,722	$133,631,339
Partners' equity	$20,277,150	$26,937,141	$29,597,291	$40,363,969	$52,820,395

(a)	In 2006, we took an impairment loss of $2,100,000, or $2.83 per limited partnership unit outstanding, on an option that
Management decided to write-off. In 2005, we sold one of our leases which resulted in a gain of approximately $4,527,000 or $6.09 per limited partnership unit outstanding.

Item 7. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

Our General Partner’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of factors discussed in “Part I. Forward-Looking Statements” and “Item 1A. Risk Factors” located elsewhere in this Annual Report on Form 10-K.

Overview

We operate as an equipment leasing program in which the capital our partners have invested is pooled together to make investments, pay fees and establish a small reserve. We primarily acquire equipment subject to lease and, to a lesser degree, acquire ownership rights to items of leased equipment at lease expiration. Some of our equipment leases are acquired for cash and provide current cash flow, which we refer to as “income” leases. For the other equipment leases, we finance the majority of the purchase price. We refer to these leases as “growth” leases. These growth leases generate little or no current cash flow because substantially all of the rental payments received from a lessee is used to service the indebtedness associated with acquiring or financing the lease. We anticipate that the future value of the leased equipment will exceed our cash portion of the purchase price.

Current Business Environment and Outlook

We believe that domestic equipment leasing volume is correlated to overall business investments in equipment. According to information published by the Equipment Leasing and Finance Association, domestic business investment in equipment in 2006 is forecasted to be an estimated $794.0 billion from a low of $620.0 billion in 2002, while the corresponding forecast for equipment leasing volume in 2006 is estimated to be $220.0 billion from a low of $182.0 billion in 2003. In addition, we believe that a similar correlation exists in the international markets in which we operate. As conditions for capital investment remain favorable and indicate continued growth, we anticipate that capital spending by corporations should continue to increase in 2007. Increased capital spending may increase available leases thereby creating more opportunities in the leasing market, as well as more opportunities for us to sell our assets. While lower interest rates will remain a key obstacle for the equipment leasing industries because of the increased likelihood of customers choosing to purchase rather than lease business investments in equipment, we believe the leasing industry's outlook for the foreseeable future is encouraging.

Other factors which may negatively affect the leasing industry are the proposed legal and regulatory changes that may affect tax benefits of leasing and the continued misperception by potential lessees, stemming from Enron, WorldCom and others, that leasing should not play a central role as a financing alternative. However, as overall business investment in equipment increases and interest rates remain higher, we are optimistic that more equipment leasing volume will increase as more lessees return to the marketplace.

Lease and Other Significant Transactions

We entered into the following lease and other significant transactions during the years ended December 31, 2006, 2005 and 2004:

Sale of two McDonnell Douglas DC10-30F aircraft

During February 2003, we and Fund Nine, formed a joint venture, Aircraft 47820, for the purpose of acquiring an investment in a McDonnell Douglas DC10-30F aircraft and two spare engines (the “Aircraft and engines”) on lease to FedEx. The lease expires on March 31, 2007. We have a 90% interest in this joint venture. On March 11, 2003, Aircraft 47820 acquired the Aircraft and engines for approximately $27,288,000, which consisted of approximately $3,077,000 in cash and approximately $24,211,000 of non-recourse debt. Our cash portion of the purchase price was approximately $2,769,000. The non-recourse debt accrues interest at 4.035% per year and matures in March 2007. The lender has a security interest in the Aircraft and engines and an assignment of the rental payments under the lease. Our General Partner was paid an acquisition fee of approximately $819,000 relating to this transaction, of which we paid approximately $737,000.

On September 21, 2006, FedEx provided Aircraft 47820 its irrevocable notice to purchase the Aircraft and engines. Pursuant to the lease, Aircraft 47820 had twenty days to agree with FedEx on the fair value of the Aircraft and engines. The lease further provides that if the parties do not agree within that time period, then they have ten days to appoint a mutually acceptable appraiser. If the parties could not agree on an appraiser, the lease provided that the fair value would be determined by independent appraisers, one selected by our General Partner and one selected by FedEx. Moreover, the lease provided that if those appraisers could not agree on the fair value, the two appraisers would appoint a third nationally recognized independent aircraft appraiser.

Aircraft 47820 selected a nationally recognized appraiser who is the former Chairman of the International Society of Transport Aircraft Trading appraisal board and received an appraisal value for the Aircraft and engines of $10,460,000. In addition, our General Partner commissioned an additional nationally recognized appraiser to conduct an appraisal on the Aircraft and engines who appraised the Aircraft and engines at $7,820,000.

The appraiser selected by FedEx, however, valued the Aircraft and engines at only $5,500,000, which was significantly lower than our General Partner’s two appraisals and much lower than all publicly available published values for this type of aircraft.

When the appraisers chosen by our General Partner and FedEx could not agree on the fair value, they selected a third appraiser. Although FedEx did not initially agree to this appraiser, it ultimately did so, but only after substantial delay. In February 2007, FedEx finally agreed to allow the process to proceed with the third appraiser and on February 23, 2007, the third appraiser was retained by the parties.

On March 2, 2007, Aircraft 47820 was notified that the third appraiser valued the Aircraft and engines at what our General Partner believes is an exceedingly low appraisal valuing the Aircraft and engines at $5,450,000. Pursuant to a formula in the lease, the two appraisals that are closest in value are to be averaged, which resulted in a sales price for the Aircraft and engines of $5,475,000, resulting in a loss on the sale of the Aircraft and engines of approximately $1,020,000, which will be recorded by Aircraft 47820 during the first quarter of 2007.

Our General Partner has serious concerns about the propriety of the appraisal process and has advised FedEx that it believes that FedEx improperly interfered with the process and thereby negatively impacted the appraised price of the Aircraft and engines. Our General Partner is thoroughly reviewing the facts with its outside legal counsel. On March 30, 2007, Aircraft 47820 sold the aircraft and engines to FedEx for $5,475,000. The final lease payment was paid to the lender, satisfying all remaining debt obligations.

Our General Partner concluded, based upon an independent third party appraisal obtained during December 2006 that no impairments were required on this Aircraft and engines at December 31, 2006. At December 31, 2005, our General Partner determined, based upon an independent third party appraisal that indicated the Aircraft and engines were impaired due to a slower than expected recovery in the air transportation industry, and recorded an impairment loss of approximately $3,626,000 to more closely approximate the adjusted book value to the current fair value of the aircraft.

During September 2002, we and Fund Nine formed a joint venture, ICON Aircraft 46835 LLC (“Aircraft 46835”), for the purpose of acquiring an investment in a McDonnell Douglas DC-10-30F aircraft on lease with FedEx. The lease expires on March 31, 2007. We have a 15% interest in this joint venture. On December 27, 2002, the joint venture acquired the aircraft for approximately $25,292,000, which consisted of approximately $3,000,000 in cash and approximately $22,292,000 of non-recourse debt. Our cash portion of the purchase price was approximately $450,000. The non-recourse debt accrues interest at 4.04% per year and matures in March 2007. The lender has a security interest in the aircraft and an assignment of the rental payments under the lease. Our General Partner was paid an acquisition fee of approximately $759,000 relating to this transaction, of which we paid approximately $114,000.

On September 21, 2006, FedEx provided Aircraft 46835 its irrevocable notice to purchase the aircraft. Pursuant to the lease, Aircraft 46835 had twenty days to agree with FedEx on the fair value of the aircraft. The lease further provides that if the parties do not agree within that time period, then they have ten days to appoint a mutually acceptable appraiser. If the parties could not agree on an appraiser, the lease provided that the fair value would be determined by independent appraisers, one selected by our General Partner and one selected by FedEx. Moreover, the lease provided that if those appraisers could not agree on the fair value, the two appraisers would appoint a third nationally recognized independent aircraft appraiser.

Aircraft 46835 selected a nationally recognized appraiser who is the former Chairman of the International Society of Transport Aircraft Trading appraisal board and received an appraisal value for the aircraft of $7,300,000. In addition, our General Partner commissioned an additional nationally recognized appraiser to conduct an appraisal on the aircraft who appraised the aircraft at $6,700,000.

The appraiser selected by FedEx, however, valued the aircraft at only $4,400,000, which was significantly lower than our General Partner’s two appraisals and much lower than all publicly available published values for this type of aircraft.

When the appraisers chosen by our General Partner and FedEx could not agree on the fair value, they selected a third appraiser. Although FedEx did not initially agree to this appraiser, it ultimately did so, but only after substantial delay. In February 2007, FedEx finally agreed to allow the process to proceed with the third appraiser and on February 23, 2007, the third appraiser was retained by the parties.

On March 2, 2007, Aircraft 46835 was notified that the third appraiser valued the aircraft at what our General Partner believes is an exceedingly low appraisal valuing the aircraft at $4,120,000. Pursuant to a formula in the lease, the two appraisals that are closest in value are to be averaged, which resulted in a sales price for the aircraft of $4,260,000, resulting in a loss on the sale of the aircraft of approximately $640,000, which will be recorded by Aircraft 46835 during the first quarter of 2007.

Our General Partner has serious concerns about the propriety of the appraisal process and has advised FedEx that it believes that FedEx improperly interfered with the process and thereby negatively impacted the appraised price of the aircraft. Our General Partner is thoroughly reviewing the facts with its outside legal counsel. On March 30, 2007, Aircraft 46835 sold the aircraft to FedEx for $4,260,000. The final lease payment was paid to the lender, satisfying all remaining debt obligations.

Our General Partner concluded, based upon an independent third party appraisal obtained in December 2006 that no impairments were required on this aircraft at December 31, 2006. At December 31, 2005, our General Partner determined, based upon an independent third party appraisal that indicated the aircraft was impaired due to a slower than expected recovery in the air transportation industry, and recorded an impairment loss of approximately $3,182,000, to more closely approximate the adjusted book value to the current fair value of the aircraft.

Investment in Option

At December 31, 2006, the General Partner determined that our investment in an option to purchase a 1994 Boeing 737-524 together with two engines was impaired and accordingly, we recognized an impairment loss of $2,100,000. Our General Partner’s decision was based upon the fact that the option is currently out of the money and the probability that we will not exercise the option our General Partner does anticipate a recovery in the value of the option.

K-Mart Equipment

We had a 100% interest in four lease schedules consisting of 128 Noritsu Optical/Digital photo processing mini-labs that were subject to lease with K-Mart Corporation (“K-Mart”). On April 30, 2006 and May 31, 2006, two of our leases with K-Mart expired and, pursuant to the terms of the leases, they were extended for an additional 90 days. We treated these leases as month-to-month leases beginning on May 1, 2006 and on June 1, 2006, respectively. Accordingly, we reclassified approximately $285,000 and $119,000, respectively, of the unguaranteed residual values related to these assets to investments in operating leases. These lease extensions ended on or before September 30, 2006, and we reclassified the net book value of this equipment to equipment held for sale.

A third lease with K-Mart expired on August 31, 2006 and we reclassified the net book value of this equipment of $37,120 to equipment held for sale at September 30, 2006.

At September 30, 2006, our General Partner determined, based upon recent negotiations with potential buyers, that the Noritsu Optical/Digital equipment held by K-Mart was impaired. Accordingly, we recorded an impairment loss of approximately $320,000 to more closely approximate the adjusted book value to the current estimated fair value of the Noritsu Optical/Digital equipment, net of estimated selling costs.

On February 9, 2007, we sold all of the remaining equipment previously on lease to K-Mart for approximately $254,100 and will recognize a gain on the sale of this equipment of approximately $113,000 which will be recorded during the first quarter of 2007.

Lease Extensions and Non-Recourse Debt Refinancing of Two Airbus Aircraft

Effective March 14, 2006, the owner trustee, in connection with the Cathay lease extension, refinanced the non-recourse debt related to the Cathay aircraft in which we have 100% interest through an investment in ICON Aircraft 123 LLC (“Aircraft 123”). The refinancing was entered into because the original non-recourse debt of approximately $52,850,000 was due to be repaid on March 14, 2006. ICON 123 had established, under the original lease, a reserve account totaling approximately $282,000, which was used to reduce the balloon payment to approximately $52,568,000. We refinanced approximately $52,568,000, which accrues interest at the London Interbank Offered Rate (“LIBOR”) plus 1.165%, matures on October 1, 2011 and has a balloon payment of approximately $32,000,000. The variable interest rate of the refinanced non-recourse debt was fixed at 6.1095% automatically under the terms of the debt agreement, effective October 3, 2006.

ICON 123 had a commitment with respect to Cathay aircraft in which we have a 100% interest, to pay certain of the maintenance overhaul costs, which were incurred on or prior to March 14, 2006. ICON 123 had established, under the original lease, a maintenance reserve cash account, which totaled approximately $1,398,000 to pay for its portion of these costs. For the year ended December 31, 2006, we accrued approximately $1,157,000 relating to the maintenance overhaul costs.

Effective March 27, 2006, the owner trustee, in connection with the lease extensions, refinanced the non-recourse debt associated with the Cathay aircraft in which we have a 50% interest through an investment in ICON Aircraft 126 LLC (“ICON 126”) a joint venture with Fund Nine. The refinancing was entered into because the original non-recourse debt of approximately $52,850,000 was due to be repaid on March 27, 2006. ICON 126 established, under the original lease, a reserve account totaling approximately $583,000, which was used to reduce the balloon payment to approximately $52,267,000. The refinanced non-recourse debt accrues interest at LIBOR plus 1.165%, matures on July 1, 2011 and requires a balloon payment of approximately $32,000,000. The variable interest rate of the refinanced debt was fixed at 6.1095% under the terms of the debt agreement, effective October 3, 2006.

During 2006 ICON 126 recognized a $182,020 capital contribution from both of its members of which $50,000 was for amounts relating to the maintenance reserve account and $132,020 related to costs paid by its members relating to the refinancing of the non-recourse debt.

ICON 126 had a commitment with respect to the Cathay aircraft that it owns to pay certain of the maintenance overhaul costs, which were incurred on or prior to March 27, 2006. ICON 126 had established a maintenance account, which totaled approximately $1,385,000 at September 30, 2006 (including interest accreted in the amount of approximately $31,000 through December 31, 2006) to pay for its portion of these costs. This account was funded by the lessee in accordance with the terms of the original lease. During September 2006, approximately $1,153,000 was paid for the maintenance costs. The excess cash remaining of approximately $232,000, which includes interest accreted in the amount of approximately $31,000 through December 31, 2006, is being held in the maintenance account and used to pay down the principal balance of the related non-recourse debt.

In connection with the original purchase of the aircraft in which we have a 100% interest, the owner trustee entered into two first priority charge on cash deposit agreements pursuant to which the maintenance account for the Cathay aircraft owned by ICON 126 was cross-collateralized with the maintenance account for the Cathay aircraft owned by ICON 123. Under the terms of this agreement, ICON 126 was required to pay on behalf of ICON 123, any maintenance cost shortfalls incurred by the affiliate. On January 30, 2007, ICON 126 paid approximately $143,000 in maintenance costs from the remaining balance in its maintenance account on behalf of ICON 123. The maintenance account and related security interests were then terminated. ICON 123 will reimburse ICON 126 for the maintenance short fall when the aircraft are sold.

ICON 123 and ICON 126 are parties to a residual sharing agreement with respect to the aircraft. (See Note 13 in “Part II, Item 8. Consolidated Financial Statements and Supplementary Information”)

Sale of Over the Road Rolling Stock, Manufacturing and Material Handling Equipment

During 2006, one of our majority owned joint ventures, ICON Cheyenne LLC (“ICON Cheyenne”), which was formed with other affiliated entities managed by our General Partner, and manages a portfolio of equipment leases consisting of over the road rolling stock, manufacturing equipment and materials handling equipment sold various pieces of its portfolio of equipment for approximately $583,000 in cash and recognized a gain of approximately $582,000 on these sales.

During 2006, one of our majority owned joint ventures, ICON SPK 2023-A, LLC (“ICON SPK 2023”), which was formed with other affiliated entities managed by our General Partner, and manages a portfolio of equipment leases consisting of over the road rolling stock, manufacturing equipment and materials handling equipment sold various pieces of its portfolio of equipment for approximately $460,000 in cash and recognized a loss of approximately $106,000 on these sales.

Assignment of Interests in ICON Cheyenne

On September 23, 2004, we acquired from ICON Cash Flow Partners L.P. Seven (“L.P. Seven”) a 9.04% interest in ICON Cheyenne. This increased our interest in ICON Cheyenne to 96.73%. This assignment was made in order for L.P. Seven to repay its outstanding debt obligation pursuant a contribution agreement that we had entered into with some of our affiliates in connection with the line of credit agreement we had with Comerica Bank. The fair value was determined using discounted cash flow projections for ICON Cheyenne's portfolio.

On December 23, 2005, we acquired from ICON Cash Flow Partners L.P. Six (“L.P. Six”) its entire 1.0% interest in ICON Cheyenne for approximately $5,000 thereby increasing our interest in ICON Cheyenne to 97.73%. This amount represented L.P. Six's fair value in ICON Cheyenne at December 23, 2005. Fair value was determined using discounted cash flow projections for ICON Cheyenne's portfolio.

Sale of Flight Simulator

On March 23, 2001, we acquired a 100% interest, for cash and non-recourse debt, in one flight simulator on lease to British Aerospace, Inc. (“BAE”) with an expiration date of March 27, 2006. The non-recourse debt was fully repaid on March 27, 2005. On October 31, 2005, we sold this equipment to the lessee for $8,000,000 in cash. We recognized a gain of approximately $4,500,000 on the sale of this equipment.

Assignment of Rowan Cash Flow

On February 23, 2005, L.P. Seven assigned to us 2.69% of its rights to the profits, losses, and cash flows from its limited partnership interest in an entity that owns a 100% interest in a mobile offshore drilling rig that is subject to lease with Rowan Companies, Inc. L.P. Seven assigned the rights to us as repayment of its approximately $673,000 outstanding debt obligation pursuant a contribution agreement that we had Comerica Bank. This assignment increased our rights to the profits, losses, and cash flows from L.P. Seven’s limited partnership interest from 3.24%, which were assigned us in November 2004 to 5.93%. The repayment amount represented the General Partner’s estimated fair value of L.P. Seven's interest in the mobile offshore drilling rig at February 23, 2005. The fair value of the mobile offshore drilling rig was determined using an independent third party appraisal and cash flow analysis. During the year ended December 31, 2006, we received approximately $267,000 in cash distributions, related to this assignment.

Kenilworth and SPK Exchange

On December 1, 2004, we transferred our entire 5.0% interest in ICON/Kenilworth, LLC (“Kenilworth”), which owned a 25 MW co-generation facility on lease to Schering-Plough Corporation to an affiliate, Fund Nine, in exchange for Fund Nine’s 25.87% interest in ICON SPK 2023. Following the exchange, we have a 74.87% interest in ICON SPK 2023 and have no interest in Kenilworth.

Sale of Petsmart Equipment

During October 2004, our lease with Petsmart, Inc. (“Petsmart”) expired. Petsmart purchased all of the equipment, which consisted of conveyer systems, frames, racks, carousels and forklifts, for the equipment’s fair value and we recognized a gain on this transaction of approximately $820,000.

Sale of Boeing 767-300ER Aircraft

During July 2004, one of our majority owned subsidiaries, ICON Aircraft 24846 LLC, sold its only asset, a Boeing 767-300ER aircraft, which resulted in a realized net loss of approximately $602,000.

Recent Accounting Pronouncements

In April 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) SFAS No. 155, “Accounting for Certain Financial Instruments” (“SFAS 155”), an amendment to SFAS No. 133 and SFAS No. 140. SFAS 155 addresses what had been characterized as a temporary exemption from the application of the bifurcation requirements of SFAS 133 to beneficial interests in securitized financial assets. The adoption of SFAS 155 did not have any impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157 “Accounting for Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a separate framework for determining fair values of assets and liabilities that are required by other authoritative accounting principles generally accepted in the United States of America (“GAAP”) pronouncements to be measured at fair value. In addition, SFAS 157 incorporates and clarifies the guidance in FASB Concepts Statement No. 7 regarding the use of present value techniques in measuring fair value. SFAS 157 is effective for financial statements with fiscal years beginning after November 15, 2007. Our General Partner is currently evaluating the impact of this pronouncement, but does not currently believe it will have a material impact on our consolidated financial statements.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 expresses the views of the SEC staff regarding the process of quantifying the materiality of financial misstatements. SAB 108 requires both the balance sheet and income statement approaches be used when quantifying the materiality of misstated amounts. In addition, SAB 108 contains guidance on correcting errors under the dual approach and provides transition guidance for correcting errors existing in prior years. SAB 108 is effective for the fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have an impact on our consolidated financial statements.

Our General Partner does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

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

•	Lease classification and revenue recognition
•	Asset impairments
•	Depreciation

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

Our General Partner has an investment committee that approves each new equipment acquisition and lease transaction. As part of its process it determines the residual value to be used once the acquisition has been approved. The factors considered in determining the residual value include, but are not limited to, the creditworthiness of the potential lessee, the type of equipment being considered, how the equipment is integrated into the potential lessee’s business, the length of the lease and industry in which the potential lessee operates. Residual values are reviewed in accordance with our policy to review all significant assets in our portfolio.

Asset Impairments

The significant assets in our asset portfolio are periodically reviewed, at least annually, by our General Partner, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Our General Partner uses qualified independent third party appraisers to assist in the review process. An impairment loss will be recognized only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. In such circumstances, we will estimate the future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future cash outflows expected to be necessary to obtain those inflows. An impairment loss will be measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.

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

Depreciation

We record depreciation expense on equipment classified as an operating lease. In order to calculate depreciation we first determine the depreciable equipment cost, which is the cost less the estimated residual value. The estimated residual value is our estimate of the value of the equipment at lease termination. The estimated residual value is reviewed annually, by our General Partner, to determine whether an impairment charge may be required. Our General Partner uses qualified independent third party appraisers to assist in the review process. Depreciation expense is recorded ratably over the term of the related lease.

Results of Operations for the Years Ended December 31, 2006 (“2006”) and 2005 (“2005”)

We are currently in our reinvestment period. On October 5, 2006 our General Partner extended the reinvestment period for six months until approximately April 16, 2007 and subsequently further extended the reinvestment period for an additional two months to June 2007. Therefore, we anticipate entering our liquidation period during June 2007, unless our General Partner extends the reinvestment period, which it may do, at its discretion, for up to an additional 28 months. While in our reinvestment period, we will continue to look to purchase equipment subject to leases, either with cash or with a combination of cash and financing. As such, we expect our revenue will fluctuate due to our selling some equipment, while purchasing other equipment subject to leases. We also expect to have gains and losses from the sales of equipment during this time period. As for our expenses, we anticipate interest expense to decrease as our outstanding debt decreases. If we enter into an equipment lease where we finance a portion of the purchase price, then interest expense will increase.

Once we enter our liquidation period, we will sell our assets in the ordinary course of business. As we begin to sell our assets, both rental income and finance income will decrease over time as will expenses related to our assets such as depreciation expense. Additionally, interest expense should decrease as we reach the expiration of leases that were financed and the debt is repaid to the lender. As leased equipment is sold we will experience both gains and losses on these sales.

Revenue for 2006 and 2005 are summarized as follows:

	Years Ended December 31,
	2006	2005	Change
Total revenue	$16,252,505	$25,926,526	$(9,674,021)

Rental income	16,174,323	19,426,643	(3,252,320)
Finance income	133,856	563,439	(429,583)
(Loss) income from investments in joint ventures	(778,423)	515,832	(1,294,255)
Net gain on sales of equipment and residual values	476,020	4,827,527	(4,351,507)
Interest and other income	246,729	593,085	(346,356)

Total revenue for 2006 decreased by $9,674,021, or 37.3%, as compared to 2005 due to decreases in all revenue categories. The decrease in rental income was primarily due to the sale, in October 2005, of a flight simulator previously on lease to BAE. In addition, during March 2006, we extended our lease with Cathay and the extension included a reduction in monthly rental payments of $150,000. The decrease in finance income was consistent with the lease terms of our finance leases and we expect our finance income to continue to decrease as we get closer to the expiration of our finance leases. The decrease in our net income from investments in joint ventures was primarily due to the lease extension completed during March 2006, which reduced the rental income of our joint venture, ICON 126, whose sole asset is an Airbus A340-313X aircraft. The decrease in net gain on sales of equipment is primarily due to the sale of the flight simulator during October 2005, on which we recognized a gain of approximately $4,500,000 compared to equipment sales from two of our majority owned joint ventures, ICON Cheyenne and ICON SPK 2023, which resulted in a gain of approximately $476,000 during 2006.

Expenses for 2006 and 2005 are summarized as follows:

	Years Ended December 31,
	2006	2005	Change
Total expenses	$16,866,931	$22,557,941	$(5,691,010)

Impairment loss	2,493,108	3,855,316	(1,362,208)
Depreciation and amortization	7,648,323	12,573,850	(4,925,527)
Interest	3,511,641	4,285,629	(773,988)
Management fees - General Partner	410,842	1,311,990	(901,148)
Administrative expense reimbursements - General Partner	161,980	515,934	(353,954)
General and administrative	657,832	543,819	114,013
Maintenance expense	1,546,456	-	1,546,456
Bad debt (reversal) expense	-	(411,742)	411,742
Minority interest	436,749	(116,855)	553,604

Total expenses for 2006 decreased by $5,691,010 or 25.2%, as compared to 2005. Our impairment loss was less in 2006 than in 2005. During 2006, our impairment loss was due to the following: (i) $2,100,000 from our investment in an option and (ii) approximately $393,000 from our optical/digital equipment previously on lease to K-Mart. During 2005, our impairment loss was due the following: (i) approximately $3,626,000 from our FedEx aircraft and (ii) approximately $229,000 on our optical/digital equipment on lease to K-Mart. The decrease in depreciation and amortization was primarily a result of the following; (i) the sale of a flight simulator during October 2005, (ii) the lease extension on our 100% owned Cathay aircraft and (iii) sales of equipment in several of our majority owned joint ventures, ICON Cheyenne and ICON SPK 2023 during 2005. The decrease in interest expense is due to several factors: (i) the general decrease that occurs as the outstanding non-recourse debt balance is paid down and (ii) the refinancing of our non-recourse debt on our 100% owned Cathay aircraft. The decrease of both management fees - General Partner and administrative expense reimbursements - General Partner is due to our General Partner’s decision, effective May 1, 2006, to waive all future management fees and administrative expense reimbursements, although the General Partner continues to provide these services. The increase in maintenance expense, which is a one-time charge, was due solely to required maintenance overhaul costs incurred on our Airbus A340-313X aircraft.

Net (Loss)/ Income

As a result of the foregoing factors, the net loss for 2006 was $(614,426) as compared to net income for 2005 of $3,368,585.  The net loss per weighted average number of limited partnership units outstanding for 2006 was $(0.82) as compared to net income per weighted average number of limited partnership units outstanding for 2005 of $4.49.

Results of Operations for the Years Ended December 31, 2005 (“2005”) and 2004 (“2004”)

Revenue for 2005 and 2004 are summarized as follows:

	Years Ended December 31,
	2005	2004	Change
Total revenue	$25,926,526	$21,591,797	$4,334,729

Rental income	19,426,643	19,602,860	(176,217)
Finance income	563,439	1,134,039	(570,600)
(Loss) income from investments in joint ventures	515,832	425,883	89,949
Net gain on sales of equipment and residual values	4,827,527	293,932	4,533,595
Interest and other income	593,085	135,083	458,002

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

Expenses for 2005 and 2004 are summarized as follows:

	Years Ended December 31,
	2005	2004	Change
Total expenses	$22,557,941	$26,200,803	$(3,642,862)

Impairment loss	3,855,316	1,801,788	2,053,528
Depreciation and amortization	12,573,850	14,749,143	(2,175,293)
Interest	4,285,629	5,688,282	(1,402,653)
Management fees - General Partner	1,311,990	1,500,347	(188,357)
Administrative expense reimbursements - General Partner	515,934	862,030	(346,096)
General and administrative	543,819	1,188,050	(644,231)
Maintenance expense	-	171,180	(171,180)
Bad debt (reversal) expense	(411,742)	411,742	(823,484)
Minority interest	(116,855)	(171,759)	54,904

Total expenses for 2005 decreased by $3,642,862 or 13.9%, as compared to 2004. The decrease was due to a decrease in all expenses. The decrease in depreciation and amortization, interest and aircraft maintenance expense was a result of the sale of equipment in (i) ICON Cheyenne and (ii) ICON Aircraft 24846 LLC, during 2004. The decrease in management fees - General Partner and administrative expense reimbursements - General Partner was due to lease terminations in 2004 that reduced our General Partner’s time spent on our activities during 2005. During 2005 we incurred an impairment loss on our optical/digital equipment on lease to K-Mart of approximately $229,000 due to recent technological developments in this industry and we recorded an impairment to ICON Aircraft 47820 LLC of approximately $3,626,000 to more closely approximate the current fair market value of the equipment. During 2004 we recorded a one-time impairment loss to ICON Aircraft 24846 LLC based on an appraisal we received for the aircraft in 2004. The decrease in our bad debt expense was due to a one-time bad debt expense we recorded in 2004 related to one K-Mart equipment lease schedule that K-Mart had been attempting to reject as part of its bankruptcy proceeding.

Net Income (Loss)

As a result of the foregoing factors, net income for 2005 was $3,368,585 as compared to a net loss for 2004 of $(4,609,006).  The net income per weighted average number of limited partnership units outstanding for 2005 was $4.49 as compared to a net loss per weighted average number of limited partnership units outstanding for 2004 of $(6.13).

Liquidity and Capital Resources

Sources and Uses of Cash

At December 31, 2006 and 2005, we had cash and cash equivalents of $762,601 and $848,665, respectively. During our offering period our main source of cash was from financing activities. During our reinvestment period our main source of cash has been from investing activities, which we expect to continue during the liquidation period. During our offering period our main use of cash was from investing activities. During our reinvestment period our main use of cash has been from financing activities, which we anticipate will continue during the liquidation period.

Operating Activities

Sources of Cash

Our main source of cash from operating activities in 2006, 2005 and 2004 was the collection of non-financed receivables from finance leases of approximately $823,000, $732,000 and $1,589,000, respectively. Our only source of cash from the collection of non-financed receivables was from Regus Business Centre Corp. (“Regus”). Our finance lease with Regus expired on February 28, 2007.
Investing Activities

Sources of Cash

Our primary source of cash from investing activities in 2006, 2005 and 2004 was from the proceeds from sales of equipment of approximately $1,053,000, $9,439,000 and $6,005,000, respectively. During 2006, two of our majority owned subsidiaries, ICON SPK 2023 and ICON Cheyenne, had proceeds from the sales of equipment of approximately $460,000 and $583,000, respectively. During 2005, we received proceeds of $8,000,000 relating to the sale of our flight simulator previously on lease to BAE. During 2004, we received proceeds of approximately $1,332,000 relating to the sale of conveyer systems, frames, racks, carousels and forklifts previously on lease to Petsmart. Additionally, during 2004 we received approximately $925,000 of distributions from our joint ventures.

Uses of Cash

Our principal uses of cash from investing activities in 2006, 2005 and 2004 were for distributions paid to minority interest partners in several of our joint ventures and in 2005 and 2004 we made loans and advances made to affiliates. During 2006, 2005 and 2004 we paid approximately $292,000, $350,000 and $660,000, respectively, for distributions to our minority interest partners in joint ventures. During 2006, we paid approximately $275,000 to the other members of ICON SPK 2023 and approximately $17,000 to the other members of ICON Cheyenne. During 2005, we paid approximately $298,000 to the other members of ICON SPK 2023 and approximately $52,000 to the other members of ICON Cheyenne. During 2005 and 2004, we made advances to one of our affiliates of approximately $673,000 and $1,014,000, respectively.

Financing Activities

Sources of Cash

Our sole source of cash from financing activities during 2006, 2005 and 2004 was from the proceeds from our recourse borrowings of $3,125,000, $4,160,000 and $1,920,000, respectively.

Uses of Cash

Our major uses of cash from financing activities during 2006, 2005 and 2004 were distributions paid to our partners and in 2005 and 2004 we paid down our recourse borrowings. During 2006, 2005 and 2004 we paid distributions to our partners of approximately $5,994,000, $6,006,000 and $6,015,000, respectively. During 2005 and 2004 we paid down our revolving line of credit by approximately $7,385,000 and $695,000, respectively.

Financings and Borrowings

We have two non-recourse debt obligations that are being paid directly to the lenders by the lessees and accrue interest at 4.035% per year and 6.1095% per year. The outstanding balance of our non-recourse debt at December 31, 2006 and 2005 was $52,572,875 and $63,746,059, respectively.

Effective March 14, 2006, the owner trustee, in connection with the Cathay lease extension, refinanced the non-recourse debt related to the Cathay aircraft in which we have 100% interest. The refinancing was entered into because the original non-recourse debt of approximately $52,850,000 was due to be repaid on March 14, 2006. We had established, under the original lease, a reserve account totaling approximately $282,000, which was used to reduce the balloon payment to approximately $52,568,000. We refinanced approximately $52,568,000, which accrues interest at the LIBOR plus 1.165%, matures on October 1, 2011 and has a balloon payment of approximately $32,000,000. The variable interest rate of the refinanced non-recourse debt was fixed at 6.1095% automatically under the terms of the debt agreement, effective October 3, 2006.

Revolving Loan Facility

On August 31, 2005, we, together with certain of our affiliates (entities sponsored and organized by our General Partner), Fund Nine, Fund Ten, and Fund Eleven (collectively, the "Borrowers") entered into a Commercial Loan Agreement (the "Loan Agreement"), with California Bank & Trust (the “Lender”). The Loan Agreement provides for a revolving line of credit of up to $17,000,000 pursuant to a senior secured revolving loan facility (the "Facility") which is secured by all assets of the Borrowers not subject to a first priority lien, as defined in the Loan Agreement. Each of the Borrowers is jointly and severally liable for all amounts borrowed under the Facility. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain lease agreements in which the Borrowers have a beneficial interest.

As part of the Loan Agreement, the Borrowers are required to comply with certain financial covenants, including, a minimum debt coverage ratio, a tangible net worth covenant, a leverage ratio and a minimum liquidity covenant. The Borrowers are in compliance with these covenants at December 31, 2006. The Loan Agreement prohibits the Borrowers from declaring or paying any distribution to investors if such a payment would cause the Borrowers to become non-compliant with the financial covenants in the Loan Agreement.

In addition, on August 31, 2005, the Borrowers entered into a Contribution Agreement (the “Contribution Agreement”), pursuant to which the Borrowers have agreed to certain restrictions on the amounts and terms of their respective borrowings under the Facility in order to minimize the risk that a Borrower would be unable to repay its portion of the outstanding obligations under the Facility at any time. These restrictions include, but are not limited to, borrowing in excess of the lesser of (a) an amount each Borrower could reasonably expect to repay in one year from its projected cash flow, or (b) the greater of (i) the borrowing base, as defined in the Loan Agreement, as applied to such Borrower and (ii) 50% of the net worth of such Borrower. The Contribution Agreement also provides that, in the event a Borrower pays an amount under the Contribution Agreement in excess of its share of the total obligations under the Facility, whether by reason of an event of default or otherwise, the other Borrowers will immediately make a contribution payment to such Borrower in such amount that the aggregate amount paid by each Borrower reflects its allocable share of the aggregate obligations under the Facility. The Borrowers' obligations to each other under the Contribution Agreement are collateralized by a subordinate lien on the assets of each Borrower. The Borrowers are in compliance with the Contribution Agreement at December 31, 2006 and no amounts are due to or payable by us under the Contribution Agreement.

On December 26, 2006, the Borrowers entered into a Loan Modification Agreement (the “Loan Modification”) to the Loan Agreement. The changes to the Loan Agreement are an extension of the Facility from August 31, 2007 to September 30, 2008 and the lowering of (i) the interest rate for advances under the Facility from the Lender’s prime rate plus 0.25% to the Lender’s prime rate and (ii) the interest rate on the five separate advances that are permitted to be made under the Facility at the rate at which United States dollar deposits can be acquired by the Lender in the London Interbank Eurocurrency Market (the “LIBOR Rate”) plus 2.75% per year to the LIBOR Rate plus 2.5% per year. In addition, pursuant to the terms of the loan modification, the Borrowers no longer have to maintain a cash reserve. The interest rate at December 31, 2006 was 8.25%.

At December 31, 2006, we had $3,125,000, outstanding under the Facility, which represents the entire amount outstanding for all Borrowers.

Our General Partner believes that with the cash we have currently available, cash being generated from our equipment leases and cash from the proceeds from sales of equipment, we have sufficient cash to continue our operations into the foreseeable future. We have the ability to borrow funds under the Facility if necessary. However, our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect our lessees’ business that are beyond our control. See “Part II, Item 1A. Risk Factors.”

Distributions

We pay monthly distributions to our limited partners beginning with the first month after the limited partners’ admission through the termination of our reinvestment period, which we anticipate will in June 2007. We paid distributions to our limited partners for the years ended December 31, 2006, 2005 and 2004 of $5,934,486, $5,945,540 and $5,955,151, respectively. We paid distributions to our General Partner for the years ended December 31, 2006, 2005 and 2004 of $59,944, $60,056 and $60,155, respectively.

Contractual Obligations and Commitments

At December 31, 2006 we have both non-recourse and recourse debt obligations. The lenders have security interests in equipment relating to the non-recourse debt and an assignment of the rental payments under the leases. If the lessee were to default on the non-recourse debt the equipment would be returned to the lender in extinguishment of the non-recourse debt. At December 31, 2006, our outstanding non-recourse indebtedness was $52,572,875. We are a party to the Facility, as discussed in the financing and borrowings section above. We have $3,125,000 of borrowings under this Facility at December 31, 2006.

Principal maturities of our non-recourse debt and related interest and Facility consist of the following at December 31, 2006:

	Payments Due by Period
		Less Than 1	1 - 3	4 - 5	More Than 5
	Total	Year	Years	Years	Years
Non-recourse debt	$52,572,875	$6,312,033	$7,817,710	$38,443,132	$-
Non-recourse interest	12,231,719	2,998,025	5,262,290	3,971,404	-
Revolving line of credit	3,125,000	3,125,000	-	-	-

	$67,929,594	$12,435,058	$13,080,000	$42,414,536	$-

We had a commitment with regards to the Cathay aircraft in which we have a 100% interest to pay certain of the maintenance overhaul costs, which were incurred on or prior to March 14, 2006. We had established, under the original lease, a maintenance reserve cash account, which totaled approximately $1,398,000 to pay for our portion of these costs. For the year ended December 31, 2006, we accrued approximately $1,157,000 relating to the maintenance overhaul costs.

We entered into remarketing and residual sharing agreements with various third parties. In connection with these agreements, remarketing and residual proceeds received in excess of specific amounts will be shared with these third parties based on specific formulas.

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

Item 7A. Qualitative and Quantitative Disclosures About Market Risk

We, like most other companies, are exposed to certain market risks, which include changes in interest rates and the demand for equipment (and the related residuals) owned by us. We believe that our exposure to other market risks, including foreign currency exchange rate risk, commodity risk and equity price risk, are insignificant, at this time, to both our financial position and our results of operations.

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

We manage our exposure to equipment and residual risk by monitoring the markets our leased equipment is in and maximizing remarketing proceeds through the re-lease or sale of our equipment.

Item 8. Consolidated Financial Statements and Supplementary Data

The Partners
ICON Income Fund Eight B L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of ICON Income Fund Eight B L.P. (a Delaware limited partnership) and subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of operations, changes in partners’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2) of Form 10-K. These consolidated financial statements and schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ICON Income Fund Eight B L.P. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Hays & Company LLP

April 2, 2007
New York, New York

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Consolidated Balance Sheets
December 31,

ASSETS

	2006	2005
Cash and cash equivalents	$762,601	$848,665

Investments in finance leases:
Minimum rents receivable	67,973	2,486,536
Estimated unguaranteed residual values	-	677,390
Initial direct costs, net	-	8,347
Unearned income	(306)	(132,337)

Net investments in finance leases	67,667	3,039,936

Investments in operating leases:
Equipment, at cost	111,987,930	118,154,977
Accumulated depreciation	(43,018,821)	(41,174,571)

Net investments in operating leases	68,969,109	76,980,406

Investments in joint ventures	4,315,573	5,002,985
Equipment held for sale	140,400	-
Investment in option, at cost	-	2,100,000
Due from General Partner and affiliates	-	92,836
Other assets, net	4,396,322	3,895,419

Total assets	$78,651,672	$91,960,247

LIABILITIES AND PARTNERS' EQUITY

Liabilities:
Notes payable - non-recourse	$52,572,875	$63,746,059
Revolving line of credit	3,125,000	-
Deferred rental income	138,021	497,303
Accounts payable and other liabilities	2,040,339	426,263
Minority interest	498,287	353,481

Total liabilities	58,374,522	65,023,106

Commitments and contingencies

Partners' equity:
General Partner	(446,575)	(380,487)
Limited Partners (741,530 and 742,830 units outstanding,
$100 per unit original issue price)	20,723,725	27,317,628

Total partners' equity	20,277,150	26,937,141

Total liabilities and partners' equity	$78,651,672	$91,960,247

See accompanying notes to consolidated financial statements

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Operations
Years Ended December 31,

	2006	2005	2004
Revenue:
Rental income	$16,174,323	$19,426,643	$19,602,860
Finance income	133,856	563,439	1,134,039
(Loss) income from investments in joint ventures	(778,423)	515,832	425,883
Net gain on sales of equipment and residual values	476,020	4,827,527	293,932
Interest and other income	246,729	593,085	135,083

Total revenue	16,252,505	25,926,526	21,591,797

Expenses:
Impairment loss	2,493,108	3,855,316	1,801,788
Depreciation and amortization	7,648,323	12,573,850	14,749,143
Interest	3,511,641	4,285,629	5,688,282
Management fees - General Partner	410,842	1,311,990	1,500,347
Administrative expense reimbursements - General Partner	161,980	515,934	862,030
General and administrative	657,832	543,819	1,188,050
Maintenance expense	1,546,456	-	171,180
Bad debt (reversal) expense	-	(411,742)	411,742
Minority interest	436,749	(116,855)	(171,759)

Total expenses	16,866,931	22,557,941	26,200,803

Net (loss) income	$(614,426)	$3,368,585	$(4,609,006)

Net (loss) income allocable to:
Limited Partners	$(608,282)	$3,334,899	$(4,562,916)
General Partner	(6,144)	33,686	(46,090)

	$(614,426)	$3,368,585	$(4,609,006)

Weighted average number of limited
partnership units outstanding	741,752	743,161	744,463

Net (loss) income per weighted average
limited partnership unit outstanding	$(0.82)	$4.49	$(6.13)

See accompanying notes to consolidated financial statements

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Consolidated Statement of Changes in Partners' Equity
Years Ended December 31, 2004, 2005 and 2006

	Limited
	Partnership			Total
	Units	Limited	General	Partners'
	Outstanding	Partners'	Partner	Equity
Balance, January 1, 2004	745,491	$40,611,841	$(247,872)	$40,363,969

Limited partnership units redeemed	(2,212)	(142,366)	-	(142,366)
Cash distributions to partners	-	(5,955,151)	(60,155)	(6,015,306)
Net loss	-	(4,562,916)	(46,090)	(4,609,006)

Balance, December 31, 2004	743,279	29,951,408	(354,117)	29,597,291

Limited partnership units redeemed	(449)	(23,139)	-	(23,139)
Cash distributions to partners	-	(5,945,540)	(60,056)	(6,005,596)
Net income	-	3,334,899	33,686	3,368,585

Balance, December 31, 2005	742,830	27,317,628	(380,487)	26,937,141

Limited partnership units redeemed	(1,300)	(51,135)	-	(51,135)
Cash distributions to partners	-	(5,934,486)	(59,944)	(5,994,430)
Net loss	-	(608,282)	(6,144)	(614,426)

Balance, December 31, 2006	741,530	$20,723,725	$(446,575)	$20,277,150

See accompanying notes to consolidated financial statements

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Cash Flows
Years Ended December 31,

	2006	2005	2004
Cash flows from operating activities:
Net (loss) income	$(614,426)	$3,368,585	$(4,609,006)
Adjustments to reconcile net (loss) income to net cash
provided by (used in) operating activities:
Rental income paid directly to lenders by lessees	(13,614,988)	(17,076,952)	(18,082,778)
Finance income paid directly to lenders by lessees	(133,856)	(414,389)	(799,636)
Loss (income) from investments in joint ventures	778,423	(515,832)	(425,883)
Net gain on sales of equipment and residual values	(476,020)	(4,827,527)	(293,932)
Impairment loss	2,493,108	3,855,316	1,801,788
Depreciation and amortization	7,648,323	12,573,850	14,749,143
Interest expense on non-recourse financing paid directly to
lenders by lessees	3,399,171	3,757,058	4,956,594
Bad debt (reversal) expense	-	(411,742)	411,742
Minority interest	436,749	(116,855)	(171,759)
Changes in operating assets and liabilities:
Collection of principal - non-financed receivables	823,007	732,028	1,589,028
Due to/from General Partner and affiliates	92,836	(248,308)	224,439
Other assets	78,615	(128,620)	(287,477)
Deferred rental income	(359,282)	237,343	378,328
Accounts payable and other liabilities	1,612,826	(346,392)	(231,350)

Net cash provided by (used in) operating activities:	2,164,486	437,563	(790,759)

Cash flows from investing activities:
Proceeds from sales of equipment and residual values	1,052,969	9,438,738	6,004,595
Equipment sales advances received	-	-	12,600
Loans and advances to affiliates	-	(672,992)	(1,014,384)
Distributions to minority interest in joint venture	(291,943)	(350,389)	(660,232)
Cash investment in joint venture	(91,011)	-	(5,616)
Distributions received from joint ventures	-	-	925,111

Net cash provided by investing activities:	670,015	8,415,357	5,262,074

Cash flows from financing activities:
Cash distributions to partners	(5,994,430)	(6,005,596)	(6,015,306)
Proceeds from revolving line of credit	3,125,000	4,160,000	1,920,000
Repayment of revolving line of credit	-	(7,385,000)	(695,000)
Repayment of non-recourse borrowings	-	-	(73,046)
Minority interest contribution, net	-	-	23,080
Redemption of limited partnership units	(51,135)	(23,139)	(142,366)

Net cash used in financing activities:	(2,920,565)	(9,253,735)	(4,982,638)

Net decrease in cash and cash equivalents	(86,064)	(400,815)	(511,323)
Cash and cash equivalents, beginning of the year	848,665	1,249,480	1,760,803

Cash and cash equivalents, end of the year	$762,601	$848,665	$1,249,480

See accompanying notes to consolidated financial statements

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Cash Flows
Years Ended December 31,

	2006	2005	2004
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$112,470	$779,435	$731,688

Supplemental disclosure of non-cash investing and financing activities:
Principal and interest paid directly to lenders by lessees	$14,572,355	$19,692,615	$20,323,662
Notes payable non-recourse cancelled with repossession of equipment	$-	$3,398,406	$34,491,692
Joint venture interests acquired from affiliate in exchange
for amounts owed, at fair value	$-	$672,992	$1,014,384
Escrow utilized to pay non-recourse debt	$281,868	$-	$-
Transfer of equipment from direct finance lease to operating lease	$403,565	$-	$-
Transfer of equipment in operating leases to equipment held for sale	$239,043	$-	$-
Transfer of equipment from direct finance lease to equipment held for sale	$104,360	$-	$-

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

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

The Partnership’s principal investment objective is to obtain the maximum economic return from its investments for the benefit of its partners. To achieve this objective the Partnership: (i) has acquired a diversified portfolio of equipment leases and financing transactions, (ii) makes monthly cash distributions to its partners commencing with each partner's admission through the reinvestment period, which the General Partner has extended until June 2007, but may be extended for an additional 28 months, (iii) re-invested substantially all undistributed cash from operations and cash from sales of equipment and financing transactions during the reinvestment period, and (iv) after the reinvestment period, which is known as the liquidation period, will dispose of its investments and distribute the excess cash from sales of such investments to its partners.

The General Partner of the Partnership is ICON Capital Corp. (the "General Partner"), a Connecticut corporation. The General Partner manages and controls the business affairs of the Partnership, including but not limited to, equipment leases and financing transactions that the Partnership enters into under the terms of the Partnership’s limited partnership agreement (the “LP Agreement”). Additionally, the General Partner has a 1% interest in the profits, losses, cash distributions and disposition proceeds of the Partnership.

The Partnership's maximum offering was $75,000,000. The Partnership commenced business operations on its initial closing date, June 14, 2000, with the admission of 15,816 limited partnership units representing $1,581,551 of capital contributions. Between June 15, 2000 and October 17, 2001, the final closing date, 734,184 additional limited partnership units were sold representing $73,418,449 of capital contributions bringing the total admission to 750,000 limited partnership units sold totaling $75,000,000 of capital contributions. From 2001 through 2006, the Partnership redeemed 8,470 limited partnership units leaving 741,530 limited partnership units outstanding at December 31, 2006.

The Partnership invested most of the net proceeds from its offering in items of equipment that are subject to a lease. After the net offering proceeds were invested, additional investments were made with the cash generated from the Partnership’s initial investments to the extent that cash is not needed for expenses, reserves and distributions to partners. The investment in additional equipment in this manner is called "reinvestment." The Partnership currently anticipates purchasing equipment from time to time until approximately June 2007, unless that date is extended for up to an additional 28 months, in the General Partner’s sole discretion. After the reinvestment period, the Partnership will then sell its assets in the ordinary course of business during a time frame called the "liquidation period."

Partners’ capital accounts are increased for their initial capital contribution plus their proportionate share of earnings and decreased by their proportionate share of losses and distributions. Profits, losses, cash distributions and disposition proceeds are allocated 99% to the limited partners and 1% to the General Partner until each limited partner has received cash distributions and disposition proceeds sufficient to reduce their adjusted capital contribution account to zero and receive, in addition, other distributions and allocations which would provide an 8% per year cumulative return on their outstanding adjusted capital contribution account. After such time, distributions will be allocated 90% to the limited partners and 10% to the General Partner.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(2) Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Partnership and its majority owned subsidiaries. All intercompany accounts and transactions have been eliminated in the consolidation.

The Partnership accounts for its noncontrolling interests in joint ventures where the Partnership has influence on financial and operational matters, generally greater than 5% and less than 50% ownership interest, under the equity method of accounting. In such cases, the Partnership’s original investments are recorded at cost and adjusted for its share of earnings, losses and distributions. The Partnership accounts for investments in joint ventures where the Partnership has virtually no influence over financial and operational matters using the cost method of accounting. In such cases, the Partnership's original investments are recorded at cost and distributions are recorded as revenue. All of the Partnership's investments in joint ventures are subject to its impairment review policies.

In joint ventures where the Partnership’s ownership interest is majority owned, the financial condition and results of operations of the joint venture are consolidated. Minority interest represents the minority owner's proportionate share of its equity in the joint venture. The minority interest is adjusted for the minority owner's share of the earnings, losses and distributions of the joint venture.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and highly liquid investments with original maturity dates of three months or less when purchased.

Concentration of Credit Risk

Concentrations of credit risk with respect to lessees are dispersed across different industry segments within the United States of America and throughout the world; accordingly the Partnership is exposed to business and economic risk. Although the Partnership does not currently foresee a concentrated credit risk associated with these lessees, lease payments are dependent upon the financial stability of the segments in which they operate.

Allowance for Doubtful Accounts

When evaluating the adequacy of the allowance for doubtful accounts, the Partnership estimates uncollectibility of receivables by analyzing lessee concentrations, creditworthiness and current economic trends. The Partnership records an allowance for doubtful accounts when the analysis indicates that the probability of full collection is unlikely.

Investments in Operating Leases

Investments in operating leases are stated at cost less accumulated depreciation. Depreciation is being provided for using the straight-line method over the term of the related equipment lease to its estimated residual value at lease end. Upon final disposition of the equipment, the cost and related accumulated depreciation will be removed from the accounts and the resulting gain or loss is reflected in the consolidated statement of operations. Revenues from operating leases are recognized on a straight line basis over the lives of the related leases.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

(2) Summary of Significant Accounting Policies - continued

Asset Impairments

The Partnership’s asset portfolio is periodically reviewed, at least annually, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. If there is an indication of impairment, the Partnership estimates the future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future cash outflows expected to be necessary to obtain those inflows. If an impairment is determined to exist, an impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.

The events or changes in circumstances which generally indicate that an asset may be impaired are (i) the estimated fair value of the underlying equipment is less than its carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to satisfy the residual position in the asset and, if applicable, the remaining obligation to the non-recourse lender. Generally in the latter situation, the residual position relates to equipment subject to third party non-recourse notes payable where the lessee remits their rental payments directly to the lender and the Partnership does not recover its residual position until the non-recourse note payable is repaid in full.

Equipment Held for Sale or Lease

Equipment held for sale or lease is recorded at the lower of cost or estimated fair value less anticipated costs to sell and consists of equipment previously leased to end users which has been returned to the Partnership following lease expiration.

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

For operating leases, rental income is recognized on a straight line method over the lease term. Billed and uncollected operating lease receivables are included in other assets. Deferred income is the difference between the timing of the cash payments and the income recognized on a straight line basis.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

(2) Summary of Significant Accounting Policies - continued

Redemption of Limited Partnership Units

The Partnership may, at its discretion, redeem units from a limited number of its limited partners, in any one year, as provided for in the LP Agreement. The redemption amounts are calculated following a specified redemption formula, as provided for the LP Agreement. Redeemed units have no voting rights and do not share in distributions. Redeemed limited partnership units are accounted for as a reduction from partners' equity.

Per Unit Data

Net income (loss) per limited partnership unit is based upon the weighted average number of limited partnership units outstanding during the year.

Income Taxes

No provision for income taxes has been recorded since the liability for such taxes is that of each of the individual partners rather than the Partnership. The Partnership’s income tax returns are subject to examination by the Federal and state taxing authorities, and changes, if any, could adjust the individual income tax of the partners.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates primarily include the allowance for doubtful accounts, depreciation and amortization, residual values and impairments. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In April 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Financial Instruments” (“SFAS 155”), an amendment to SFAS No. 133 (“SFAS 133”) and SFAS No. 140. SFAS 155 addresses what had been characterized as a temporary exemption from the application of the bifurcation requirements of SFAS 133 to beneficial interests in securitized financial assets. The adoption of SFAS 155 did not have any impact on the Partnership’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157 “Accounting for Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a separate framework for determining fair values of assets and liabilities that are required by other authoritative GAAP pronouncements to be measured at fair value. In addition, SFAS 157 incorporates and clarifies the guidance in FASB Concepts Statement No. 7 regarding the use of present value techniques in measuring fair value. SFAS 157 is effective for financial statements with fiscal years beginning after November 15, 2007. The General Partner is currently evaluating the impact of this pronouncement, but does not currently believe it will have a material impact on the consolidated financial statements.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

(2) Summary of Significant Accounting Policies - continued

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 expresses the views of the SEC staff regarding the process of quantifying the materiality of financial misstatements. SAB 108 requires both the balance sheet and income statement approaches be used when quantifying the materiality of misstated amounts. In addition, SAB 108 contains guidance on correcting errors under the dual approach and provides transition guidance for correcting errors existing in prior years. SAB 108 is effective for the fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have an impact on the Partnership’s consolidated financial statements.

The General Partner does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

(3) Investments in Finance Leases

The Partnership also had an investment in finance leases consisting of 128 Noritsu Optical/Digital photo processing mini-labs subject to lease with K-Mart Corporation (“K-Mart”). The leases expire on various dates through April 2008.

On January 22, 2002, K-Mart and its affiliate debtors filed a voluntary petition in the United States Bankruptcy Court for the Eastern District of Illinois (the “Bankruptcy Court”) seeking relief under Chapter 11 of the United States Bankruptcy Code. The Partnership was the lessor of five lease schedules representing 179 Noritsu Optical/Digital photo processing mini-labs located at K-Mart retail locations throughout the United States. Although K-Mart emerged from Chapter 11 during 2004, the Bankruptcy Court retained jurisdiction over this matter.

On June 21, 2005, the Bankruptcy Court officially rejected one of the Partnership’s five equipment leases with K-Mart, consisting of 51 mini-labs, and the equipment was returned to the Partnership. Additionally, the Bankruptcy Court awarded the Partnership approximately $220,000 for overdue property tax payments previously paid by the Partnership which amount was received on July 5, 2005 and is included in interest and other income on the accompanying consolidated statement of operations for the year ended December 31, 2005. K-Mart refused to make the required lease payments to the lender on the one rejected lease. This action put this one lease in default with the lender and the lender subsequently repossessed the equipment. On June 30 2005, the Partnership removed the rejected equipment and related non-recourse debt from its books and recorded a net gain on sales of equipment of approximately $44,000. During 2004, the Partnership recorded an allowance for doubtful accounts of $411,742, relating to the rejected lease, which the Partnership reversed during 2005.

On April 30, 2006 and May 31, 2006, two of the Partnership’s leases with K-Mart expired and, pursuant to the terms of the leases, they were extended for an additional 90 days. The Partnership was treated these leases as month-to-month leases beginning on May 1, 2006 and on June 1, 2006, respectively. Accordingly, the Partnership reclassified approximately $285,000 and $119,000, respectively, of the unguaranteed residual values related to these assets to investments in operating leases. These lease extensions ended on or before September 30, 2006, and the Partnership reclassified the net book value of this equipment of approximately $269,000 to equipment held for sale.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

(3) Investments in Finance Leases - continued

A third lease with K-Mart, expired on August 31, 2006 and the Partnership reclassified the net book value of this equipment of $37,120 to equipment held for sale. The fourth lease with K-Mart expired on November 30, 2006 and the Partnership reclassified the net book value of this equipment of $67,295 to equipment held for sale.

The General Partner determined, based upon recent negotiations with potential buyers, that the Noritsu Optical/Digital equipment held by K-Mart was impaired. For the year ended December 31, 2006, the Partnership recognized an impairment loss on this equipment of $393,108, to more closely approximate the adjusted book value to the current estimated fair value of the Noritsu Optical/Digital equipment, net of estimated selling costs.

At December 31, 2005 the General Partner received an appraisal from an independent third party on the remaining Noritsu Optical/Digital equipment held by K-Mart that indicated the estimated residual value was less than originally estimated and due to recent technological developments in this industry. As a result, the Partnership recorded an impairment loss for the year ended December 31, 2005 of approximately $229,000 to more closely approximate the adjusted book value to the current fair value.

On February 9, 2007, the Partnership sold all of the remaining equipment previously on lease to K-Mart for approximately $254,100 and will recognize a gain on the sale of this equipment of approximately $113,000, will be recorded during the first quarter of 2007.

The Partnership has an investment in a finance lease with Regus Business Centre Corp. ("Regus"), which leases office, telecommunications and computer equipment from the Partnership under the terms of a finance lease since August 2000.

Regus filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code on January 14, 2003. The Partnership had been negotiating an amended lease with Regus which was approved when Regus emerged from bankruptcy protection. Under the amended lease, Regus commenced making payments at a reduced rental rate, with an extension for 48 months, effective from March 15, 2003. At December 31, 2006 and 2005, Regus was current on its payments under the amended lease. At December 31, 2006, Regus has one remaining minimum rents receivable payment that was received during January 2007. On February 28, 2007, the lease expired and Regus purchased the equipment for $1, as provided for in the lease.

(4) Investments in Operating Leases

The investments in operating leases consisted of the following at December 31:

	2006	2005
Aircraft and aircraft related equipment	$107,935,824	$109,780,975
Material handling, telecommunication, over the road rolling
stock, manufacturing and computer equipment	4,052,106	8,374,002

	111,987,930	118,154,977
Accumulated depreciation	(43,018,821)	(41,174,571)

	$68,969,109	$76,980,406

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

(4) Investments in Operating Leases - continued

Aircraft and aircraft related equipment

During February 2003, the Partnership and ICON Income Fund Nine, LLC (“Fund Nine”), an entity also managed by the General Partner, formed a joint venture, ICON Aircraft 47820 LLC (“Aircraft 47820”), for the purpose of acquiring an investment in a McDonnell Douglas DC-10-30F aircraft and two spare engines (the “Aircraft and engines”) on lease to FedEx. The lease expires on March 31, 2007. The Partnership and Fund Nine have a 90% interest and a 10% interest, respectively, in this joint venture. On March 11, 2003, Aircraft 47820 acquired the Aircraft and engines for approximately $27,288,000, which consisted of approximately $3,077,000 in cash and approximately $24,211,000 of non-recourse debt. The Partnership’s cash portion of the purchase price was approximately $2,769,000. The non-recourse debt accrues interest at 4.035% per year and matures in March 2007. The lender has a security interest in the aircraft and an assignment of the rental payments under the lease. The General Partner was paid an acquisition fee of approximately $819,000 relating to this transaction, of which the Partnership paid approximately $737,000.

On September 21, 2006, FedEx provided Aircraft 47820 its irrevocable notice to purchase the Aircraft and engines. Pursuant to the lease, Aircraft 47820 had twenty days to agree with FedEx on the fair value of the aircraft and two spare engines. The lease further provides that if the parties do not agree within that time period, then they have ten days to appoint a mutually acceptable appraiser. If the parties could not agree on an appraiser, the lease provided that the fair value would be determined by independent appraisers, one selected by the General Partner and one selected by FedEx. Moreover, the lease provided that if those appraisers could not agree on the fair value, the two appraisers would appoint a third nationally recognized independent aircraft appraiser.

Aircraft 47820 selected a nationally recognized appraiser and received an appraisal value for the Aircraft and engines of $10,460,000. In addition, the General Partner commissioned an additional nationally recognized appraiser to conduct an appraisal on the Aircraft and engines who appraised the Aircraft and engines at $7,820,000.

The appraiser selected by FedEx, however, valued the Aircraft and engines at only $5,500,000, which was significantly lower than the General Partner’s two appraisals and much lower than all publicly available published values for this type of aircraft.

When the appraisers chosen by the General Partner and FedEx could not agree on the fair value, they selected a third appraiser. Although FedEx did not initially agree to this appraiser, it ultimately did so, but only after substantial delay. In February 2007, FedEx finally agreed to allow the process to proceed with the third appraiser and on February 23, 2007, the third appraiser was retained by the parties.

On March 2, 2007, Aircraft 47820 was notified that the third appraiser valued the Aircraft and engines at what the General Partner believes is an exceedingly low appraisal valuing the Aircraft and engines at $5,450,000. Pursuant to a formula in the lease, the two appraisals that are closest in value are to be averaged, which resulted in a sales price for the Aircraft and engines of $5,475,000, resulting in a loss on the sale of the Aircraft and engines of approximately $1,020,000, which will be recorded by Aircraft 47820 during the first quarter of 2007.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

(4) Investments in Operating Leases - continued

The General Partner has serious concerns about the propriety of the appraisal process and has advised FedEx that it believes that FedEx improperly interfered with the process and thereby negatively impacted the appraised price of the Aircraft and engines. The General Partner is thoroughly reviewing the facts with its outside legal counsel On March 30, 2007, Aircraft 47820 sold the aircraft and engines to FedEx for $5,475,000. The final lease payment was paid to the lender, satisfying all remaining debt obligations.

The General Partner concluded, based upon an independent third party appraisal obtained in October 2006 that no impairments were required on this Aircraft and engines at December 31, 2006. At December 31, 2005, the General Partner determined, based upon an independent third party appraisal that indicated the aircraft and two spare engines were impaired due to a slower than expected recovery in the air transportation industry, and recorded an impairment loss of approximately $3,626,000 to more closely approximate the adjusted book value to the current fair value of the aircraft.

During 2002, the Partnership formed a wholly-owned subsidiary, ICON Aircraft 123 LLC (“ICON 123”) for the purpose of acquiring an Airbus A340-313X aircraft on lease to Cathay Pacific Airways (“Cathay”). On March 14, 2006, the Partnership entered into a lease extension with Cathay with respect to the Airbus A340-313X aircraft. The original lease with Cathay expired on March 14, 2006 and was been extended until October 1, 2011. ICON 123 is a party to a residual sharing agreement with respect to Cathay aircraft (See Note 13).

Simultaneously with the lease extension of the aircraft, the Partnership refinanced the non-recourse debt associated with the aircraft due to the fact that the balloon payment of approximately $52,850,000 was due on March 14, 2006. Pursuant to the terms of the new loan agreement, the lender agreed to refinance the entire amount of the non-recourse debt outstanding and extend the terms to October 1, 2011 (See Note 8).

On March 23, 2001 the Partnership acquired a 100% interest, for cash and non-recourse debt, in one flight simulator on lease to British Aerospace, Inc. (“BAE”) with an expiration date of March 27, 2006. The non-recourse debt was fully repaid on March 27, 2005. On October 31, 2005, the Partnership sold this leased equipment to BAE for $8,000,000 in cash. The Partnership recognized a gain of approximately $4,500,000 on the sale of this equipment during the year ended December 31, 2005.

The Partnership and two affiliates, ICON Cash Flow Partners L.P. Seven (“L.P. Seven”) and ICON Income Fund Eight A L.P. (“Fund Eight A”), both entities managed by the General Partner, formed ICON Aircraft 24846 LLC (“Aircraft 24846”) for the purpose of acquiring an investment in a Boeing 767-300ER aircraft on lease to Scandinavian Airline Systems. The Partnership, L.P. Seven and Fund Eight A had interests of 96.0%, 2.0% and 2.0%, respectively, in ICON Aircraft 24846.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

(4) Investments in Operating Leases - continued

The aircraft was sold on July 29, 2004 and Aircraft 24846 recognized a loss on the sale of approximately $602,000 which was recorded as an impairment loss in June 2004. The General Partner had determined that it was in the best interest of Aircraft 24846 and its members to sell the Boeing 767-300ER aircraft to BTM Capital Corp., the lender, for an amount equal to the then outstanding debt balance. The decision to sell the aircraft was based, in part, on the following factors: (i) the aircraft's fair market value was estimated to be between $24,000,000 and $27,000,000 and the balance of the outstanding debt was $34,500,000; (ii) any new lease for the aircraft would have required an additional $850,000 in equity (at a minimum) in order to reconfigure the aircraft and upgrade the engines; and (iii) if the Partnership were to continue to remarket the aircraft, the lender would have required interest only payments of approximately $100,000 per month until the aircraft was re-leased.

Material handling, telecommunications, over the road rolling stock, manufacturing and computer equipment

The Partnership, along with Fund Nine, formed ICON SPK 2023-A LLC (“ICON SPK 2023”) for the purpose of acquiring and managing a portfolio of equipment leases consisting of materials handling, telecommunication and computer equipment. The original transaction involved acquiring a portfolio of 32 leases, of which four remain active at December 31, 2006, with various lease expiration dates through April 2008.

On December 1, 2004, Fund Nine transferred a 25.87% interest in ICON SPK 2023 to the Partnership in exchange for the Partnership's entire 5% interest in ICON/Kenilworth LLC. The Partnership and Fund Nine entered into this transaction in order to minimize the New Jersey State income tax obligations of the Partnership. After the exchange, the Partnership has a 74.87% interest in ICON SPK 2023 and has no interest in ICON/Kenilworth LLC. The General Partner computed the fair value of the ICON/Kenilworth LLC interest and the ICON SPK 2023 interest based on their knowledge of current market conditions, discounted cash flow analysis and a recent appraisal received for ICON/Kenilworth LLC.

During 2006 ICON SPK 2023 sold various pieces of its portfolio of equipment for approximately $460,000, in cash and recognized a loss of approximately $106,000 on these sales.

The Partnership along with ICON Cash Flow Partners L.P. Six (“L.P. Six”) an entity also managed by the General Partner, L.P. Seven and Fund Eight A, formed ICON Cheyenne LLC (“ICON Cheyenne”) for the purpose of acquiring and managing a portfolio of equipment leases consisting of over the road rolling stock, manufacturing equipment and materials handling equipment. The original transaction involved acquiring from Cheyenne Leasing Company a portfolio of 119 leases, of which three remain active at December 31, 2006, with various expiration dates through September 2007.

On September 23, 2004, L.P. Seven assigned a 9.04% interest in ICON Cheyenne to the Partnership for approximately $204,000, thereby increasing the Partnership's interest in ICON Cheyenne to 96.73%. This assignment was made in order for L.P. Seven to repay its outstanding debt obligation to the Partnership pursuant to a contribution agreement that the Partnership entered into with some of its affiliates in connection with a line of credit agreement the Partnership had with Comerica Bank. This price was determined by the General Partner to represent the estimated fair value of L.P. Seven's investment in ICON Cheyenne determined using a cash flow analysis of the remaining leases.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

(4) Investments in Operating Leases - continued

On December 23, 2005, L.P. Six sold its 1.0% interest in ICON Cheyenne to the Partnership for approximately $5,000 thereby increasing the Partnership’s interest to 97.73%. This price was determined by the General Partner to represent the estimated fair value of L.P. Six's investment in ICON Cheyenne determined using a cash flow analysis of the remaining leases.

At December 31, 2006 and 2005, the Partnership, L.P. Seven and Fund Eight A had interests of 97.73%, 1.27%, and 1.0%, respectively, in ICON Cheyenne. The outstanding balance of the non-recourse debt secured by these assets was paid in full during 2006.

During 2006 ICON Cheyenne sold various pieces of its portfolio of equipment for approximately $583,000, in cash and recognized a gain of approximately $582,000 on these sales.

During October 2004, the Partnership’s lease with Petsmart, Inc. (“Petsmart”) expired. Petsmart purchased all of the equipment, which consisted of conveyer systems, frames, racks, carousels and forklifts, for the equipment’s fair value and the Partnership recognized a gain on this transaction of approximately $820,000.

Aggregate minimum future rentals receivable from each of the Partnership’s non-cancelable leases over the next five years as discussed above, consist of the following at December 31, 2006:

Year Ending
December 31,
2007	$8,848,267
2008	$6,706,575
2009	$6,376,368
2010	$6,376,368
2011	$4,782,276

(5) Joint Ventures

The Partnership and its affiliates, entities also managed and controlled by the General Partner, formed three joint ventures, discussed below, for the purpose of acquiring and managing various assets. The Partnership and these affiliates have substantially identical investment objectives and participate on the same terms and conditions. The Partnership and the other members have a right of first refusal to purchase the equipment, on a pro-rata basis, if any of the other members desire to sell their interests in the equipment or joint venture.

The three joint ventures described below are minority owned by the Partnership.

ICON Aircraft 126, LLC

During February 2002, the Partnership and Fund Nine, formed ICON Aircraft 126 LLC (“ICON 126”) for the purpose of acquiring all of the outstanding shares of Delta Aircraft Leasing Limited (“D.A.L.”), a Cayman Islands registered company that owns, through an Owner Trust, an Airbus A340-313X aircraft that is on lease to Cathay. ICON 126 completed the transaction during March 2002. The lease was initially scheduled to expire in March 2006, but has been extended until July 1, 2011. The Partnership and Fund Nine each have interests of 50.0% in ICON 126. ICON 126 consolidates the financial position and operations of D.A.L. in its consolidated financial statements.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

(5) Joint Ventures - continued

Simultaneously with the lease extension, ICON 126, through the owner trustee, refinanced the non-recourse debt associated with the aircraft. The refinancing was done because the original non-recourse debt of approximately $52,850,000 was due to be repaid on March 27, 2006. ICON 126 established, under the original lease, a reserve account totaling approximately $583,000, which was used to reduce the balloon payment to approximately $52,267,000. The refinanced non-recourse debt, which accrues interest at the London Interbank Offered Rate (“LIBOR”) plus 1.165%, matures on July 1, 2011 and requires balloon payment of approximately $32,000,000. The variable interest rate of the refinanced debt was fixed at 6.104% under the terms of the debt agreement effective October 3, 2006.

During 2006, ICON 126 received $182,020 of capital contributions from both of its members of which $50,000 was for amounts paid by its members’ relating to the maintenance reserve account and $132,020 related to costs paid by its members relating to the refinancing of the non-recourse debt.

ICON 126 had a commitment with respect to its Cathay aircraft to pay certain of the maintenance overhaul costs, which were incurred on or prior to March 27, 2006. ICON 126 had established a maintenance account, which totaled approximately $1,385,000 at September 30, 2006 to pay for its portion of these costs. This account was funded by the lessee in accordance with the terms of the original lease. During September 2006, approximately $1,153,000 was paid for the maintenance costs. The excess cash remaining of approximately $232,000, which includes interest accreted in the amount of approximately $31,000 through December 31, 2006, is being held in the maintenance account and will be used to pay down the principal balance of the related non-recourse debt.

In connection with the original purchase of the Cathay aircraft owned by ICON 126, the owner trustee entered into two first priority charge on cash deposit agreements pursuant to which the maintenance account for the Cathay aircraft owned by ICON 126 was cross-collateralized with the maintenance account for the Cathay Aircraft owned by ICON 123. Under the terms of this agreement, ICON 126 was required to pay on behalf of ICON 123, the Partnership’s wholly-owned subsidiary, any maintenance costs shortfalls. On January 30, 2007, ICON 126 paid approximately $143,000 in maintenance costs from the remaining balance in its maintenance account on behalf of ICON 123. The maintenance account and related security interest were then terminated. ICON 123 will reimburse ICON 126 for the maintenance shortfall when the aircraft in ICON 123 is sold.

ICON 126 is a party to a residual sharing agreement (the “Airtrade Residual Sharing Agreement”) with ICON 123, and Airtrade Capital Corp. (“Airtrade”). Pursuant to the terms of the Airtrade Residual Sharing Agreement, all proceeds received in connection with the sale or lease extension of the aircraft owned by ICON 123 and ICON 126 in excess of $8,500,000 (in the aggregate) of the debt associated with each aircraft (net of expenses) will be allocated 55% to ICON 126 or ICON 123, as applicable, and 45% will be allocated to Airtrade.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

(5) Joint Ventures - continued

ICON Aircraft 46835 LLC

During September 2002, the Partnership and Fund Nine formed a joint venture, ICON Aircraft 46835 LLC (“Aircraft 46835”), for the purpose of acquiring an investment in a McDonnell Douglas DC-10-30F aircraft on lease with FedEx that was scheduled to expire on March 31, 2007. The Partnership and Fund Nine have an interest in the joint venture of 15% and 85%, respectively. On December 27, 2002, Aircraft 46835 acquired the aircraft for approximately $25,292,000, consisting of approximately $3,000,000 in cash and approximately $22,292,000 of non-recourse debt. The Partnerships cash portion of the purchase price was approximately $450,000. The non-recourse debt accrues interest at 4.04% per year and matures in March 2007. The lender has a security interest in the aircraft and an assignment of the rental payments under the lease. The General Partner was paid an acquisition fee of approximately $759,000 relating to this transaction, of which the Partnership paid approximately $114,000.

On September 21, 2006, FedEx provided Aircraft 46835 its irrevocable notice to purchase the aircraft. Pursuant to the lease, Aircraft 46835 had twenty days to agree with FedEx on the fair value of the aircraft. The lease further provides that if the parties do not agree within that time period, then they have ten days to appoint a mutually acceptable appraiser. If the parties could not agree on an appraiser, the lease provided that the fair value would be determined by independent appraisers, one selected by the General Partner and one selected by FedEx. Moreover, the lease provided that if those appraisers could not agree on the fair value, the two appraisers would appoint a third nationally recognized independent aircraft appraiser.

Aircraft 46835 selected a nationally recognized appraiser and received an appraisal value for the aircraft of $7,300,000. In addition, the General Partner commissioned an additional nationally recognized appraiser to conduct an appraisal on the aircraft who appraised the aircraft at $6,700,000.

The appraiser selected by FedEx, however, valued the aircraft at only $4,400,000, which was significantly lower than the General Partner’s two appraisals and much lower than all publicly available published values for this type of aircraft.

When the appraisers chosen by the General Partner and FedEx could not agree on the fair value, they selected a third appraiser. Although FedEx did not initially agree to this appraiser, it ultimately did so, but only after substantial delay. In February 2007, FedEx finally agreed to allow the process to proceed with the third appraiser and on February 23, 2007, the third appraiser was retained by the parties.

On March 2, 2007, Aircraft 46835 was notified that the third appraiser valued the aircraft at what the General Partner believes is an exceedingly low appraisal valuing the aircraft at $4,120,000. Pursuant to a formula in the lease, the two appraisals that are closest in value are to be averaged, which resulted in a sales price for the aircraft of $4,260,000, resulting in a loss on the sale of the aircraft of approximately $640,000, which will be recorded by Aircraft 46835 during the first quarter of 2007.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

(5) Joint Ventures - continued

The General Partner has serious concerns about the propriety of the appraisal process and has advised FedEx that it believes that FedEx improperly interfered with the process and thereby negatively impacted the appraised price of the aircraft. The General Partner is thoroughly reviewing the facts with its outside legal counsel On March 30, 2007, Aircraft 46835 sold the aircraft to FedEx for $4,260,000. The final lease payment was paid to the lender, satisfying all remaining debt obligations.

The General Partner concluded, based upon an independent third party appraisal obtained in December 2006 that no impairments were required on this aircraft at December 31, 2006. At December 31, 2005, the General Partner determined, based upon an independent third party appraisal that indicated the aircraft was impaired due to a slower than expected recovery in the air transportation industry, and recorded an impairment loss of approximately $3,182,000, to more closely approximate the adjusted book value to the current fair value of the aircraft.

Information as to the unaudited financial position and results of operations of ICON 46835 at December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005 and 2004 are summarized below:

	December 31,
	2006	2005
Assets	$6,845,622	$9,149,068
Liabilities	$2,678,396	$7,882,894
Equity	$4,167,226	$1,266,174
Partnership's share of equity	$625,084	$189,926

	Years Ended December 31,
	2006	2005	2004
Net income (loss)	$2,901,052	$(2,758,625)	$227,796
Partnership's share of net income (loss)	$435,158	$(413,794)	$34,169

ICON/Kenilworth LLC

The Partnership and an affiliate, Fund Nine, formed ICON/Kenilworth LLC (“Kenilworth”) for the purpose of acquiring a natural gas-fired 25MW co-generation facility on lease to Schering-Plough Corporation. The base lease for the co-generation facility expired in July 2004 and was extended until 2009. The outstanding balance of the non-recourse debt was fully repaid at the end of the base lease term in July 2004. As discussed in Note 4, on December 1, 2004, the Partnership transferred its entire 5% ownership interest in Kenilworth Fund Nine.

(6) Investment in Option

During the fourth quarter of 2001, the Partnership invested $2,100,000 (including $900,000 in acquisition fees paid to the General Partner) in an option to purchase a Boeing 737-524 aircraft on lease to a United States based commercial airline. The purchase price of the option included an 8.5% $400,000 promissory note, which was to mature in May 2012. On August 29, 2003, the promissory note and all accrued interest was paid in full.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

(6) Investment in Option - continued

The exercise price of the option decreases according to a predetermined schedule over the term of the option from $30 million in 2001 to $9 million in 2012. The exercise price at December 31, 2006 and 2005 was $19,923,856 and $21,434,830, respectively. The option expires in 2012.

At December 31, 2006, the General Partner determined that the Partnership’s investment in an option to purchase a 1994 Boeing 737-524 together with two engines was impaired and accordingly, the Partnership recognized an impairment loss of $2,100,000. The General Partner’s decision was because the option is currently out of the money and the probability that we will not exercise the option our General Partner does anticipate a recovery in the value of the option.

(7) Investment in Unguaranteed Residual Values

During the year ended December 31, 2001, the Partnership acquired residual interests in a portfolio of technology and other equipment leases for $2,406,128. Leases in this portfolio had expiration dates through March 2005. The Partnership received $320,097 and $756,903, respectively, in proceeds from sales of these interests for the years ended December 31, 2005 and 2004.

(8) Notes Payable - Non-Recourse

Simultaneously with the lease extension for the 100% owned Cathay aircraft (See Note 4), the Partnership refinanced the non-recourse debt related to the aircraft. The refinancing was entered into because the original non-recourse debt of approximately $52,850,000 was due to be repaid on March 14, 2006. The Partnership established, under the original lease, a reserve account totaling approximately $282,000 which was used to reduce the balloon payment to approximately $52,568,000. The Partnership refinanced approximately $52,568,000, of non-recourse debt, which accrues interest at LIBOR plus 1.165%, matures on October 1, 2011 and has a balloon payment of approximately $32,000,000. The variable interest rate of the refinanced non-recourse debt was fixed at 6.1095% automatically under the terms of the debt agreement, effective October 3, 2006. The Partnership capitalized approximately $144,000 of fees associated with the refinancing. At December 31, 2006 and 2005, the outstanding balance of the non-recourse debt was $49,688,022 and $53,687,798, respectively.

The Partnership’s two non-recourse notes payable are paid directly to the lenders by the lessees and accrue interest at 4.035% per year and 6.1095% per year, respectively. The outstanding balances of the non-recourse debt at December 31, 2006 and 2005 were $52,572,875 and $63,746,059, respectively.

The aggregate maturities of notes payable - non recourse, including the effects of refinancing discussed above, over the next five years, consist of the following at December 31, 2006:

Year Ending
December 31,
2007	$6,312,033
2008	$3,788,142
2009	$4,029,568
2010	$3,826,977
2011	$34,616,155

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

(9) Revolving Loan Facility - recourse

On August 31, 2005, the Partnership, together with certain of its affiliates (entities sponsored and organized by the General Partner), Fund Nine, ICON Income Fund Ten, LLC and ICON Leasing Fund Eleven, LLC (“Fund Eleven”) (collectively, the "Borrowers") entered into a Commercial Loan Agreement (the "Loan Agreement"), with California Bank & Trust (the “Lender”). The Loan Agreement provides for a revolving line of credit of up to $17,000,000 pursuant to a senior secured revolving loan facility (the "Facility") which is secured by all assets of the Borrowers not subject to a first priority lien, as defined in the Loan Agreement. Each of the Borrowers is jointly and severally liable for all amounts borrowed under the Facility. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, based on the present value of the future receivables under certain lease agreements in which the Borrowers have a beneficial interest.

As part of the Loan Agreement, the Borrowers are required to comply with certain financial covenants, including, a minimum debt coverage ratio, a tangible net worth covenant, a leverage ratio and a minimum liquidity covenant. The Borrowers are in compliance with these covenants at December 31, 2006. The Loan Agreement prohibits the Borrowers from declaring or paying any distribution to investors if such a payment would cause the Borrowers to become non-compliant with the financial covenants in the Loan Agreement.

In addition, on August 31, 2005, the Borrowers entered into a Contribution Agreement (the "Contribution Agreement") pursuant to which the Borrowers agreed to certain restrictions on the amounts and terms of their respective borrowings under the Facility in order to minimize the risk that a Borrower would be unable to repay its portion of the outstanding obligations under the Facility at any time. These restrictions include, but are not limited to, borrowing in excess of the lesser of (a) an amount each Borrower could reasonably expect to repay in one year from its projected free cash flow, or (b) the greater of (i) the borrowing base, as defined in the Loan Agreement, as applied to such Borrower and (ii) 50% of the net worth of such Borrower. The Contribution Agreement also provides that, in the event a Borrower pays an amount under the Contribution Agreement in excess of its share of the total obligations under the Facility, whether by reason of an event of default or otherwise, the other Borrowers will immediately make a contribution payment to such Borrower and in such amount that the aggregate amount paid by each Borrower reflects its allocable share of the aggregate obligations under the Facility. The Borrowers' obligations to each other under the Contribution Agreement are collateralized by a subordinate lien on the assets of each Borrower. The Borrowers are in compliance with the Contribution Agreement at December 31, 2006, and no amounts are due to or payable by the Partnership under the Contribution Agreement.

On September 7, 2005, certain of the Borrowers were advanced approximately $10,200,000 under the Facility, which amount was used to completely repay all of the outstanding indebtedness incurred by certain of the Borrowers and their affiliates under a line of credit agreement they had with Comerica Bank.

The line of credit agreement with Comerica Bank was subsequently terminated and the Borrowers entered into the new line of credit agreement with California Bank & Trust.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

(9) Revolving Loan Facility - recourse - continued

On December 26, 2006, the Borrowers entered into a Loan Modification Agreement (the “Loan Modification”) to the Agreement. The changes to the Loan Agreement are an extension of the Facility from August 31, 2007 to September 30, 2008 and the lowering of (i) the interest rate for advances under the Facility from the Lender’s prime rate plus 0.25% to the Lender’s prime rate and (ii) the interest rate on the five separate advances that are permitted to be made under the Facility at the rate at which United States dollar deposits can be acquired by the Lender in the London Interbank Eurocurrency Market (the “LIBOR Rate”) plus 2.75% per year to the LIBOR Rate plus 2.5% per year. In addition, pursuant to the terms of the Loan Modification, the Borrowers no longer have to maintain a cash reserve. The interest rate at December 31, 2006 was 8.25%.

At December 31, 2006, the Partnership had $3,125,000, outstanding under the Facility, which represents the entire amount outstanding for all Borrowers.

(10) Transactions with Related Parties

Prior to May 1, 2006, in accordance with the terms of the LP Agreement, the Partnership paid the General Partner (i) management fees ranging from 1% to 7% based on a percentage of the rentals received either directly by the Partnership or through joint ventures and (ii) acquisition fees, through the reinvestment period, of 3%, calculated based on the gross value of the Partnership’s acquisition transactions. In addition, the General Partner was reimbursed for administrative expenses incurred in connection with the Partnership’s operations.

The General Partner performs certain services relating to the management of the Partnership’s equipment leasing activities. Such services include the collection of lease payments from the lessees of the equipment, re-leasing services in connection with equipment which is off-lease, inspections of the equipment, liaison with and general supervision of lessees to assure that the equipment is being properly operated and maintained, monitoring performance by the lessees of their obligations under the leases and the payment of operating expenses.

Administrative expense reimbursements are costs incurred by the General Partner and necessary to the Partnership’s operations.  These costs include the General Partner’s legal, accounting, investor relations and operations personnel, as well as, professional fees and other costs that are charged to the Partnership based upon the percentage of time such personnel dedicate to the Partnership.  Excluded are salary and related costs, travel expenses and other administrative costs incurred by individuals with a controlling interest in the General Partner.

Effective May 1, 2006, the General Partner waived its rights to future management fees and administrative expense reimbursements.

The General Partner also has a 1% interest in the Partnership’s profits, losses, cash distributions and liquidation proceeds. The Partnership paid distributions to the General Partner of $59,944, $60,056 and $60,155, respectively, for the years ended December 31, 2006, 2005 and 2004. Additionally, the General Partner’s interest in the Partnership’s net (loss) income was $(6,144), $33,686 and $(46,090), respectively, for the years ended December 31, 2006, 2005 and 2004.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

(10) Transactions with Related Parties - continued

Fees and other expenses charged to operations by the Partnership and paid to the General Partner or its affiliates for the years ended December 31, 2006, 2005 and 2004, respectively, were as follows:

Entity	Capacity	Description	2006	2005	2004
ICON Capital Corp.	General Partner	Management fees	$410,842	$1,311,990	$1,500,347
ICON Capital Corp.	General Partner	Administrative fees	$161,980	$515,934	$862,030

The Partnership had a receivable due from the General Partner and affiliates of $92,836 at December 31, 2005. The Partnership was owed $88,070 from Fund Nine for distributions and rental payments received on the Partnership’s behalf and $4,766 due from the General Partner for the Partnership’s overpayment of administrative expenses.

(11) Fair Value of Financial Instruments

SFAS No. 107, "Disclosures About Fair Values of Financial Instruments," requires disclosures about the fair value of financial instruments. Separate disclosure of fair value information at December 31, 2006 and 2005 with respect to the Partnership's assets and liabilities is not separately provided since (i) SFAS No. 107 does not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets, other than lease related investments and the recorded value of non-recourse debt, approximates fair value due to their short-term maturities. The fair value of the Partnership’s non-recourse debt at December 31, 2006 and 2005 is $36,220,232 and $61,524,689, respectively.

(12) Concentrations

The Partnership's cash and cash equivalents are held principally at one financial institution and at times may exceed insured limits. The Partnership has placed these funds in a high quality institution in order to minimize the risk of loss.

The Partnership has approximately 89.2% of its assets and approximately 92.9% of its liabilities concentrated in the airline industry at December 31, 2006 and had approximately 83.9% of its assets and approximately 96.5% of its liabilities concentrated in the airline industry at December 31, 2005.

For the years ended December 31, 2006, 2005 and 2004 the Partnership had two lessees that accounted for approximately 83.5%, 85% and 50%, respectively, of rental income and finance income.

(13) Commitments and Contingencies

The Partnership has entered into remarketing and residual sharing agreements with various third parties. In connection with these agreements remarketing and residual proceeds received in excess of specific amounts will be shared with these third parties based on specific formulas.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

(13) Commitments and Contingencies - continued

ICON 123 has a commitment to pay certain of the maintenance overhaul costs, which were incurred on or prior to March 14, 2006. The total costs for this overhaul were approximately $1,157,000. ICON 123 established, under the terms of the lease, a maintenance reserve cash account which totaled approximately $1,398,000 at December 31, 2006, to pay for the Partnership’s portion of these costs. The maintenance reserve cash account is included in other assets in the accompanying consolidated financial statements. Any excess cash remaining after the maintenance over haul was performed and will be used to pay down the principal balance payment of the related non-recourse debt.

ICON 123 and ICON 126 are parties to a residual sharing agreement (the “Airtrade Residual Sharing Agreement”) with Airtrade Capital Corp. (“Airtrade”) with respect to the 100% owned and 50% owned Cathay aircraft. Pursuant to the terms of the Airtrade Residual Sharing Agreement, all proceeds received in connection with the sales or lease renewal of the aircrafts in excess of $8,500,000 of the applicable loan balance associated with each aircraft will be allocated 55% to ICON 126 or 123, as applicable, and 45% will be allocated to Airtrade.

On February 23, 2005, L.P. Seven assigned to the Partnership 2.69% of its rights to the profits, losses, and cash flows from its limited partnership interest in an entity that owns a 100% interest in a mobile offshore drilling rig that is subject to lease with Rowan Companies, Inc. L.P. Seven assigned the rights to the Partnership as repayment of its $672,992 outstanding debt obligation pursuant a contribution agreement that the Partnership had Comerica Bank. This assignment increased the Partnership’s rights to the profits, losses, and cash flows from L.P. Seven’s limited partnership interest from 3.24%, which were assigned to the Partnership in November 2004 to 5.93%. The repayment amount represented the General Partner’s estimated fair value of L.P. Seven's interest in the mobile offshore drilling rig at February 23, 2005. The fair value of the mobile offshore drilling rig was determined using an independent third party appraisal and cash flow analysis. During the year ended December 31, 2006, the Partnership received approximately $267,000 in cash distributions, related to this assignment.

At the time the Partnership acquires or divests of its interest in an equipment lease or other leasing transaction, the Partnership may, under very limited circumstances, agree to indemnify the seller or buyer for specific contingent liabilities. The General Partner believes that any liability of the Partnership that may arise as a result of any such indemnification will not have a material adverse effect on the consolidated financial condition of the Partnership taken as a whole.

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

At December 31, 2006 and 2005 the partners’ capital accounts included in the consolidated financial statements totaled $20,277,150 and $26,937,141, respectively, compared to the partners’ capital accounts for Federal income tax purposes of $28,432,392 and $30,710,325, respectively. The differences arise primarily from sales and offering expenses reported as a reduction in the limited partners’ capital accounts for financial reporting purposes but not for Federal income tax reporting purposes, and differences in depreciation and amortization between financial reporting purposes and Federal income tax purposes.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(14) Income Taxes (Unaudited) - continued

The following table reconciles net (loss) income for consolidated financial statement reporting purposes to the net income for Federal income tax purposes, for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
Net (loss) income per consolidated financial statements	$(614,426)	$3,368,585	$(4,609,006)

Adjustments for direct finance lease	2,047,705	3,338,435	4,397,303
Deferred income	169,685	-	-
Depreciation and impairments	8,807,781	11,924,358	9,137,941
Tax gain (loss) from consolidated joint venture	544,659	(10,028,932)	(8,983,754)
Gain (loss) on sale of equipment	(491,734)	3,116,920	(185,056)
Other items	(6,696,038)	(376,239)	2,375,505

Net income for Federal income tax purposes	$3,767,632	$11,343,127	$2,132,933

(15) Limited Partnership Redemptions

The General Partner consented to the Partnership redeeming 1,300, 449 and 2,212 limited partnership units for the years ended December 31, 2006, 2005 and 2004, respectively. The redemption amounts are calculated according to a specified redemption formula that is calculated pursuant to the LP Agreement. Redeemed units have no voting rights and do not share in distributions. The LP Agreement limits the number of units which can be redeemed in any one year and redeemed units may not be reissued. Redeemed limited partnership units are accounted for as a reduction of partners' equity.

(16) Selected Quarterly Financial Data (Unaudited)

The following table is a summary of selected financial data, by quarter, for the years ended December 31, 2006 and 2005:

	Quarters Ended in 2006
		June 30,	September 30,
	March 31,	(Restated)	(Restated)	December 31,
Total revenue	$4,052,719	$4,355,442	$3,299,874	$4,544,470
Net (loss) income allocable to limited partners	$(836,482)	$828,834	$(416,746)	$(183,888)
Net (loss) income per weighted average
limited partnership units	$(1.13)	$1.12	$(0.56)	$(0.25)

	Quarters Ended in 2005
	March 31,	June 30,	September 30,	December 31,
Total revenue	$5,614,228	$5,534,618	$5,638,764	$9,138,916
Net (loss) income allocable to limited partners	$(228,049)	$679,266	$964,836	$1,918,846
Net (loss) income per weighted average
limited partnership units	$(0.31)	$0.91	$1.30	$2.59

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

(16) Selected Quarterly Financial Data (Unaudited)

During the preparation of the Partnership’s consolidated financial statements for the year ended December 31, 2006, the General Partner determined that ICON 123 and ICON 126 did not properly estimate the end of lease residual value for their aircraft when they entered into lease extensions on June 12, 2006 and March 14, 2006, respectively. Corrections made by ICON 123 and ICON 126 to properly record these transactions are summarized as follows: (i) to record the proper amount of depreciation expense relating to the ICON 123 aircraft and (ii) to properly record net income (loss) from investments in joint ventures due to a change in depreciation expense for ICON 126. The corrections for these errors have been reflected in the above table, however, were not reflected in the Partnership’s previously filed unaudited condensed consolidated financial statements included in the Partnership’s Form 10-Q for June 30, 2006 and September 30, 2006. The correction of these errors does not have an impact on the Partnership’s cash flows for the quarters ended June 30, 2006 and September 30, 2006 or the Partnership’s financial condition at December 31, 2006, or its results of operations or cash flows for the year ended December 31, 2006.

The following tables show the impact of the errors on the relevant captions of the Partnership’s consolidated financial statements for the three months ended June 30, 2006 and September 30, 2006. These tables contain only the corrected balances and do not represent the complete condensed consolidated statements of operations.

Three Months Ended June 30, 2006
	Previously
	Reported	Adjustments	Restated
Loss from investments in joint ventures	$(994,408)	$597,822	$(396,586)
Total revenue	$7,810,339	$597,822	$8,408,161

Depreciation and amortization	$5,259,692	$(710,387)	$4,549,305
Total expenses	$9,126,273	$(710,387)	$8,415,886
Net loss	$(1,315,934)	$1,308,209	$(7,725)

Net loss allocable to:
Additional Members	$(1,302,775)	$1,295,127	$(7,648)
Manager	$(13,159)	$13,082	$(77)

Net loss per weighted average additional
members' share outstanding	$(1.76)	$1.75	$(0.01)

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

(16) Selected Quarterly Financial Data (Unaudited) - continued

Three Months Ended September 30, 2006
	Previously
	Reported	Adjustments	Restated
Loss from investments in joint ventures	$(727,631)	$571,428	$(156,203)
Total revenue	$2,728,446	$571,428	$3,299,874

Depreciation and amortization	$2,828,231	$(892,856)	$1,935,375
Total expenses	$4,613,686	$(892,856)	$3,720,830
Net loss	$(1,885,240)	$1,464,284	$(420,956)

Net loss allocable to:
Additional Members	$(1,866,388)	$1,449,641	$(416,746)
Manager	$(18,852)	$14,643	$(4,210)

Net loss per weighted average additional
members' share outstanding	$(2.52)	$1.95	$(0.56)

(17) Subsequent Event

On March 30, 2007, the Partnership acquired title to approximately $7,755,000 of information technology equipment which will be leased back to Global Crossing Telecommunications, Inc. The base term is for 48 months commencing on April 1, 2007. The lessee will pay monthly rent of approximately $209,000, payable in advance on the first business day of each month.

Schedule II

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Valuation and Qualifing Accounts

	Balance at	Charged to				Balance at
	Beginning	Costs and				End
	of Period	Expenses		Deduction		of Period
Year ended December 31, 2006
Allowance for doubtful accounts
(deducted from investments in finance leases)	$-	$-		$-		$-

Year ended December 31, 2005
Allowance for doubtful accounts
(deducted from investments in finance leases)	$411,742	$-		$411,742	(b)	$-

Year ended December 31, 2004
Allowance for doubtful accounts
(deducted from investments in finance leases)	$-	$411,742	(a)	$-		$411,742

(a) Due to K-Mart Corporation filing for Chapter 11 bankruptcy protection and challenging one of our five equipment leases with
K-Mart, we recorded a bad debt allowance due to the uncertainity of future collections regarding the one lease in dispute.

(b) During the year ended December 31, 2005, the disputed lease with K-Mart Corporation was resolved and removed from our books thereby reducing the bad debt allowance set up in 2004.

S-1

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

During the year ended December 31, 2006 we had no disagreements with our accountants on any matters of accounting or financial reporting.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Annual Report on Form 10-K for the period ended December 31, 2006, as well as the financial statements for our General Partner, our General Partner carried out an evaluation, under the supervision and with the participation of the management of our General Partner, including its Chief Executive Officer and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our General Partner’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, except as noted below, the Chief Executive Officer and the Principal Financial and Accounting Officer concluded that our General Partner’s disclosure controls and procedures were effective.

While evaluating our General Partner’s disclosure controls and procedures, our General Partner recognized that greater internal controls were needed to aid in a more efficient closing of our financial statements, thereby requiring our General Partner to hire additional skilled accounting staff.  Our General Partner hired an additional accounting staff member during 2006 who is a certified public accountant and experienced with public reporting entities. Subsequently, in 2007 our General Partner hired two additional senior accountants with more than 16 and 8 years, respectively, of experience with public reporting entities. Our General Partner will continue to evaluate its disclosure controls and procedures to determine their effectiveness and adequacy and will take the steps necessary, in our General Partner’s opinion, to ensure the adequacy of our General Partner’s disclosure controls and procedures.

In designing and evaluating our General Partner’s disclosure controls and procedures, our General Partner recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Our General Partner’s disclosure controls and procedures have been designed to meet reasonable assurance standards. Disclosure controls and procedures cannot detect or prevent all error and fraud. Some inherent limitations in disclosure controls and procedures include costs of implementation, faulty decision-making, simple error and mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all anticipated and unanticipated future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with established policies or procedures.

Our General Partner’s Chief Executive Officer and Principal Financial and Accounting Officer have determined that no weakness in disclosure controls and procedures had any material effect on the accuracy and completeness of our financial reporting and disclosure included in this report.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant's General Partner

Name	Age	Position
Beaufort J.B. Clarke	60	Chairman, Chief Executive Officer and Director
Thomas W. Martin	53	President, Chief Operating Officer and Director
Michael A. Reisner	36	Executive Vice President and Chief Financial Officer
Mark Gatto	34	Executive Vice President-Business Development
Patricia Palmer	43	Executive Vice President
Richard L. Specker	52	Senior Managing Director
Joel S. Kress	34	Senior Vice President and General Counsel
David J. Verlizzo	34	Vice President and Deputy General Counsel
David C. Wright	49	Senior Vice President-Accounting
Anthony J. Branca	38	Senior Vice President-Finance
Craig A. Jackson	48	Vice President-Remarketing and Portfolio Management

Our General Partner’s officers and directors are:

Beaufort J. B. Clarke has been Chairman, Chief Executive Officer and a Director since August 1996. He was President from August of 1996 until December 31, 1998. Prior to his present positions, Mr. Clarke was a founder, President and Chief Executive Officer of Griffin Equity Partners, Inc. (a purchaser of equipment leasing portfolios) from October 1993 through August 1996. Prior to that, Mr. Clarke was President of Gemini Financial Holdings, Inc. (an equipment leasing company) from June 1990 through September 1993. Previously, Mr. Clarke was a Vice President of AT&T Systems Leasing. Mr. Clarke formerly was an attorney with Shearman and Sterling LLP. Mr. Clarke received a B.A. degree from the George Washington University and a J.D. degree from the University of South Carolina. Mr. Clarke has been in the equipment leasing business, as a business person and lawyer, since 1979.

Thomas W. Martin has been President since February, 2007, Chief Operating Officer since February 2006, has been a Director (and Director, President and Treasurer of ICON Securities Corp. as well) since August 1996, and was Chief Financial Officer from May 2003 through January 2007. Mr. Martin was the Executive Vice President of Gemini Financial Holdings, Inc. from April 1992 to October 1993 and he held the position of Vice President at Chancellor Corporation (an equipment leasing company) for 7 years. Mr. Martin has a B.S. degree from the University of New Hampshire. Mr. Martin has been in the equipment leasing business since 1983.

Michael A. Reisner has been Executive Vice President and Chief Financial Officer since January 2007 and was Executive Vice President-Acquisitions from February 2006 through January 2007. Mr. Reisner was Senior Vice President and General Counsel from January 2004 through January 2006. Mr. Reisner was Vice President and Associate General Counsel from March 2001 until December 2003. Previously, from 1996 to 2001, Mr. Reisner was an attorney with Brodsky Altman and McMahon, LLP in New York, concentrating on commercial transactions. Mr. Reisner received a J.D. from New York Law School and a B.A. from the University of Vermont.

Mark Gatto has been Executive Vice President-Business Development since February 2006. Mr. Gatto is responsible for business and corporate development, including the acquisition of equipment subject to lease. Before serving as Associate General Counsel from November 1999 through October 2000, Mr. Gatto was an attorney with Cella & Goldstein in New Jersey, concentrating on commercial transactions and general litigation matters. From November 2000 to June 2003, Mr. Gatto was Director of Player Licensing for the Topps Company, and in July 2003, he co-founded a specialty business consulting firm in New York City and served as its managing partner before re-joining our General Partner in April 2005. Mr. Gatto received an M.B.A. from the W. Paul Stillman School of Business at Seton Hall University, a J.D. from Seton Hall University School of Law, and a B.S. from Montclair State University.

Patricia Palmer has been Executive Vice President (and Executive Vice President of ICON Securities Corp. as well) since February 2007, has been a Director of ICON Securities Corp. since December 2002, and was Senior Vice President (and Senior Vice President of ICON Securities Corp. as well) from July 2002 through February 2007. Ms. Palmer, who joined our General Partner in December 1996, is responsible for our General Partner’s product development, hiring and training, and the coordination of ICON Securities Corp.’s national sales and marketing efforts. Prior to joining our General Partner, Ms. Palmer was a Regional Marketing Director at PLM Securities Corp. and a Product Manager at Phoenix Leasing, Inc. Ms. Palmer received a B.A. from the University of California, Berkeley. Ms. Palmer has more than 18 years of experience in the securities and equipment leasing industries.

Richard L. Specker has been Senior Managing Director since April 2006 and was a consultant to our General Partner from September 2005 through April 2006. Mr. Specker is responsible for certain portfolio strategy and management functions, including arranging and managing portfolio lease asset restructuring, lease debt refinancing transactions and strategic asset sales. Mr. Specker has over 25 years of experience in asset-based finance and leasing, including as President of the Global Lease Finance Division of Fleet Capital Leasing and as Senior Vice President and Manager of the Structured Lease Finance Group at NationsBanc Leasing Corporation. Mr. Specker received an M.B.A. from the University of North Carolina at Chapel Hill and a B.A. from Duke University. Mr. Specker is a former member of the Board of Directors of the Equipment Leasing and Finance Association.

Joel S. Kress has been Senior Vice President and General Counsel since February 2006. Mr. Kress was Vice President and Associate General Counsel from August 2005 until January 2006. Previously, from 2001 to 2005, Mr. Kress was an attorney with Fried, Frank, Harris, Shriver & Jacobson LLP in New York and London, England, concentrating on mergers and acquisitions, corporate finance and financing transactions (including debt and equity issuances) and private equity investments. Mr. Kress received a J.D. from Boston University School of Law and a B.A. from Connecticut College.

David Verlizzo has been Vice President and Deputy General Counsel since February 2006. Mr. Verlizzo was Assistant Vice President and Associate General Counsel from May 2005 until January 2006. Previously, from 2001 to 2005, Mr. Verlizzo was an attorney with Cohen Tauber Spievack & Wagner LLP in New York, concentrating on public and private securities offerings, securities law compliance and corporate and commercial transactions. Mr. Verlizzo received a J.D. from Hofstra University School of Law and a B.S. from The University of Scranton.

David C. Wright is a certified public accountant and has been Senior Vice President-Accounting since February 2005. Mr. Wright was Vice President-Accounting from August 2004 until January 2005. Previously, from 1989 through 2004, Mr. Wright was employed as a manager at several regional and national accounting firms, including Grant Thornton LLP, Goldstein Golub Kessler LLP and Hays & Company LLP, having responsibility for both public and private engagements. Mr. Wright received a B.A. from Ohio Wesleyan University.

Anthony J. Branca has been Senior Vice President-Finance since January 2007. Mr. Branca was Director of Corporate Reporting & Analysis for the Nielsen Company (formerly VNU) from May 2005 until January 2007, and held various other management positions with the Nielsen Company from July 1997 through May 2005. Previously, from 1994 through 1997, Mr. Branca was employed as a senior accountant at Fortune Brands and started his career as an auditor with KPMG Peat Marwick in 1991. Mr. Branca received a B.B.A. from Pace University.

Craig A. Jackson has been Vice President-Remarketing and Portfolio Management since February 2006. Previously, from October 2001 to 2006, Mr. Jackson was president and founder of Remarketing Services, Inc., a transportation equipment remarketing company. Prior to 2001, Mr. Jackson served as Vice President of Remarketing and Vice President of Operations for Chancellor Fleet Corporation (an equipment leasing company). Mr. Jackson received a B.A. from Wilkes University.

Code of Ethics

Our General Partner, on our behalf, has adopted a code of ethics for its Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. The Code of Ethics is available free of charge by requesting it in writing from our General Partner. Our General Partner's address is 100 Fifth Avenue, 4th Floor, New York, New York 10011.

Item 11. Executive Compensation

We have no directors or officers. Our General Partner and its affiliates were paid or accrued the following compensation and reimbursement for costs and expenses for the years ended December 31, 2006, 2005 and 2004.

Entity	Capacity	Description	2006	2005	2004
ICON Capital Corp.	General Partner	Management fees	$410,842	$1,311,990	$1,500,347
ICON Capital Corp.	General Partner	Administrative fees	$161,980	$515,934	$862,030

Our General Partner also has a 1% interest in our profits, losses, cash distributions and liquidation proceeds. We paid distributions to our General Partner of $59,944, $60,056 and $60,155, respectively, for the years ended December 31, 2006, 2005 and 2004. Additionally, our General Partner’s interest in our net (loss) income was $(6,144), $33,686 and $(46,090), respectively, for the years ended December 31, 2006, 2005 and 2004.

Item 12. Security Ownership of Certain Beneficial Owners and General Partner and Related Security Holder Matters

(a)	We do not have any securities authorized for issuance under any equity compensation plan. No person of record owns, or is known by us to own, beneficially more than 5% of any class of our securities.

(b)	As of February 28, 2007, no Directors and Officers of our General Partner own any of our equity securities.

(c)	Neither we nor our General Partner are aware of any arrangements with respect to our securities, the operation of which may at a subsequent date result in a change of control of us.

Item 13. Certain Relationships and Related Transactions

See Item 11 for a discussion of our related party transactions. See Notes 5, 10 and 12 to our consolidated financial statements included in Part II, “Item 8. Consolidated Financial Statements and Supplementary Information” for a discussion of our investments in joint ventures, transactions with related parties and commitments and contingencies.

Item 14. Principal Accountant Fees and Services

During the years ended December 31, 2006 and 2005 our auditors provided audit services relating to our annual report on Form 10-K and our quarterly reports on Form 10-Q.  Additionally, our auditors provided other services in the form of tax compliance work.  Their fees are shown in the table below:

	2006	2005
Audit fees	$111,000	$85,150
Audit related fees	-	-
Tax fees (compliance)	26,074	24,050

	$137,074	$109,200

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	1. Financial Statements

See index to financial statements included as Item 8 to this Annual Report on Form 10-K hereof.

2. Financial Statement Schedules

Financial Statement Schedule II - Valuation and Qualifying Accounts is filed with this Annual Report on Form 10-K.
Schedules not listed above have been omitted because they are not applicable or the information required to be set forth therein is included in the financial statements or notes thereto.

3. Exhibits:

3.1  Amended and Restated Agreement of Limited Partnership (Incorporated by reference to Exhibit 4.1 to Post-Effective Amendment No. 6 to Form S-1 Registration Statement No. 333-54001 filled with the Securities and Exchange Commission on May 19, 2000).

4.1 Certificate of Limited Partnership of the Partnership (Incorporated herein by reference to Exhibit 4.3 to Post-Effective Amendment No. 6 Form S-1 Registration Statement No. 333-54001 filed with the Securities and Exchange Commission on May 19, 2000).

10.1
Commercial Loan Agreement, by and between California Bank & Trust, ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC; ICON Income Fund Ten, LLC and ICON Leasing Fund Eleven, LLC, dated August 31, 2005 (incorporated herein by reference to Exhibit 10.1 to ICON Income Fund Eight B’s Current Report on Form 8-K, dated August 31, 2005).

10.2
Loan Modification Agreement, by and between California Bank & Trust and ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC and ICON Leasing Fund Eleven, LLC, dated December 26, 2006. Exhibit 10.1 to our Current Report on Form 8-K dated December 29, 2006 is incorporated herein by reference.

31.1 Rule 13a-14(a)/15d-14(a) certifications.

31.2 Rule 13a-14(a)/15d-14(a) certifications.

32.1 Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(c) Financial Statements of ICON Aircraft 126 LLC

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

333-37504 File No. ICON Income Fund Eight B L.P. (Registrant) by its General Partner, ICON Capital Corp.

Date: April 4, 2007

/s/ Beaufort J.B. Clarke
Beaufort J.B. Clarke
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

ICON Capital Corp.
Sole General Partner of the Registrant

Date: April 4, 2007

/s/ Beaufort J.B. Clarke
Beaufort J.B. Clarke
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

Date: April 4, 2007

/s/ Thomas W. Martin
Thomas W. Martin
President, Chief Operating Officer and Director

Date: April 4, 2007

/s/ Michael A. Reisner
Michael A. Reisner
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Supplemental Information to be furnished with reports filed pursuant to Section 15(d) of the Act by Registrant which have not registered securities pursuant to Section 12 of the Act.

No annual report or proxy material has been sent to security holders. An annual report will be sent to the partners and a copy will be forwarded to the Commission.

60