Form 10-Q
period 2007-03-31
ICON INCOME FUND EIGHT B LP
filed 2007-05-15
CIK 1121716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

quarterly period ended	March 31, 2007

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

transition period from	to

Commission File Number	333-37504

ICON Income Fund Eight B L.P.
(Exact name of registrant as specified in its charter)

Delaware	13-4101114
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

100 Fifth Avenue, 4th Floor, New York, New York	10011-1505
(Address of principal executive offices)	(Zip code)

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

Number of outstanding limited partnership units of the registrant on April 30, 2007 is 741,530.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Condensed Consolidated Balance Sheets

ASSETS
	(Unaudited)
	March 31,	December 31,
	2007	2006
Cash and cash equivalents	$1,371,609	$888,290

Investments in finance leases:
Minimum rents receivable	-	67,973
Unearned income	-	(306)

Net investments in finance leases	-	67,667

Investments in operating leases:
Equipment, at cost	95,366,040	111,987,930
Accumulated depreciation	(26,613,230)	(43,018,821)

Net investments in operating leases	68,752,810	68,969,109

Investments in joint ventures	3,602,102	4,315,573
Equipment held for sale	-	140,400
Other assets, net	1,440,634	4,396,322

Total assets	$75,167,155	$78,777,361

LIABILITIES AND PARTNERS' EQUITY

Liabilities:

Notes payable - non-recourse	$48,818,247	$52,572,875
Revolving line of credit	6,635,000	3,125,000
Deferred rental income	203,759	138,021
Accounts payable and other liabilities	852,071	2,166,028
Minority interest	-	498,287

Total liabilities	56,509,077	58,500,211

Commitments and contingencies

Partners' equity:
General Partner	(462,765)	(446,575)
Limited Partners (741,530 units outstanding,
$100 per unit original issue price)	19,120,843	20,723,725

Total partners' equity	18,658,078	20,277,150

Total liabilities and partners' equity	$75,167,155	$78,777,361

See accompanying notes to condensed consolidated financial statements.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Condensed Consolidated Statements of Operations
Three Months Ended March 31,
(Unaudited)

	2007	2006
Revenue:
Rental income	$3,519,785	$4,144,363
Finance income	-	64,578
Net loss on sale of equipment	(939,072)	(20,679)
Loss from investments in joint ventures	(79,607)	(203,859)
Interest and other income	14,992	68,316

Total revenue	2,516,098	4,052,719

Expenses:
Depreciation and amortization	1,586,834	2,460,715
Interest	795,972	853,747
Management fees - General Partner	-	355,297
Administrative expense reimbursements - General Partner	-	134,879
General and administrative	231,142	192,628
Maintenance expense	-	875,000
Minority interest	23,181	25,384

Total expenses	2,637,129	4,897,650

Net loss	$(121,031)	$(844,931)

Net loss allocable to:
Limited Partners	$(119,821)	$(836,482)
General Partner	(1,210)	(8,449)

	$(121,031)	$(844,931)

Weighted average number of limited
partnership units outstanding	741,530	742,142

Net loss per weighted average
limited partnership unit outstanding	$(0.16)	$(1.13)

See accompanying notes to condensed consolidated financial statements.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Condensed Consolidated Statement of Changes in Partners' Equity
For the Year Ended December 31, 2006 and for the Three Months Ended March 31, 2007 (Unaudited)

	Limited
	Partnership			Total
	Units	Limited	General	Partners'
	Outstanding	Partners'	Partner	Equity
Balance, January 1, 2006	742,830	$27,317,628	$(380,487)	$26,937,141

Limited partnership units redeemed	(1,300)	(51,135)	-	(51,135)
Cash distributions to partners	-	(5,934,486)	(59,944)	(5,994,430)
Net loss	-	(608,282)	(6,144)	(614,426)

Balance, December 31, 2006	741,530	20,723,725	(446,575)	20,277,150

Cash distributions to partners	-	(1,483,061)	(14,980)	(1,498,041)
Net loss	-	(119,821)	(1,210)	(121,031)

Balance, March 31, 2007	741,530	$19,120,843	$(462,765)	$18,658,078

See accompanying notes to condensed consolidated financial statements.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31,
(Unaudited)

	2007	2006
Cash flows from operating activities:
Net loss	$(121,031)	$(844,931)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Rental income paid directly to lenders by lessees	(3,258,483)	(3,649,133)
Finance income paid directly to lenders by lessees	-	(64,578)
Net loss on sales of equipment	939,072	20,679
Loss from investments in joint ventures	79,607	203,859
Depreciation and amortization	1,586,834	2,460,715
Interest expense on non-recourse financing paid directly to
lenders by lessees	795,972	668,870
Minority interest	23,181	25,384
Changes in operating assets and liabilities:
Collection of principal - non-financed receivables	67,973	230,704
Due to/from General Partner and affiliates	-	82,428
Other assets	257,429	76,266
Deferred rental income	65,738	(69,529)
Accounts payable and other liabilities	(16,344)	1,078,567

Net cash provided by operating activities:	419,948	219,301

Cash flows from investing activities:
Proceeds from sales of equipment and residual values	5,729,100	253,209
Purchase of equipment	(7,754,746)	-
Distributions to minority interest in joint venture	(557,332)	(80,383)
Distributions received from joint ventures	634,390	-

Net cash (used in) provided by investing activities:	(1,948,588)	172,826

Cash flows from financing activities:
Cash distributions to partners	(1,498,041)	(1,500,669)
Proceeds from revolving line of credit	3,510,000	1,145,000
Redemption of limited partnership units	-	(44,905)

Net cash provided by (used in) financing activities:	2,011,959	(400,574)

Net increase (decrease) in cash and cash equivalents	483,319	(8,447)
Cash and cash equivalents, beginning of the period	888,290	848,665

Cash and cash equivalents, end of the period	$1,371,609	$840,218

See accompanying notes to condensed consolidated financial statements.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31,
(Unaudited)

	2007	2006
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$63,894	$1,691

Supplemental disclosure of non-cash investing and financing activities:
Principal and interest paid directly to lenders by lessees	$4,550,600	$5,713,761
Escrow utilized to pay non-recourse debt	$-	$281,868
Payment of maintenance overhaul costs	$1,546,000	$-

See accompanying notes to condensed consolidated financial statements.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Condensed Consolidated Financial Statements
March 31, 2007
(Unaudited)

(1) Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements of ICON Income Fund Eight B L.P. (the “Partnership”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the General Partner, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Partnership’s 2006 Annual Report on Form 10-K. The results for the interim period are not necessarily indicative of the results for the full year.

The condensed consolidated financial statements include the accounts of the Partnership and its majority owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

The Partnership accounts for its non-controlling interests in joint ventures where the Partnership has influence on financial and operational matters, generally greater than 5% and less than 50% ownership interest, under the equity method of accounting. In such cases, the Partnership’s original investments are recorded at cost and adjusted for its share of earnings, losses and distributions. The Partnership accounts for investments in joint ventures where the Partnership has virtually no influence over financial and operational matters using the cost method of accounting. In such cases, the Partnership’s original investments are recorded at cost and any distributions received are recorded as revenue. All of the Partnership’s investments in joint ventures are subject to its impairment review policies.

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

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Condensed Consolidated Financial Statements
March 31, 2007
(Unaudited)

(2) Organization - continued

The General Partner of the Partnership is ICON Capital Corp. (the "General Partner"), a Connecticut corporation. The General Partner manages and controls the business affairs of the Partnership, including, but not limited to, equipment leases and financing transactions that the Partnership enters into under the terms of the Partnership’s limited partnership agreement (the “LP Agreement”). Additionally, the General Partner has a 1% interest in the profits, losses, cash distributions and disposition proceeds of the Partnership.

The Partnership's maximum offering was $75,000,000. The Partnership commenced business operations on its initial closing date, June 14, 2000, with the admission of 15,816 limited partnership units representing $1,581,551 of capital contributions. Between June 15, 2000 and October 17, 2001, the final closing date, 734,184 additional limited partnership units were sold representing $73,418,449 of capital contributions bringing the total admission to 750,000 limited partnership units sold totaling $75,000,000 of capital contributions. From 2001 through 2006, the Partnership redeemed 8,470 limited partnership units leaving 741,530 limited partnership units outstanding at March 31, 2007.

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

Certain reclassifications have been made to the accompanying condensed consolidated financial statements as of December 31, 2006 to conform to the current period presentation.

(3) Use of Estimates

The preparation of financial statements in conformity with GAAP requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates primarily include the allowance for doubtful accounts, depreciation and amortization, residual values and impairments. Actual results could differ from those estimates.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Condensed Consolidated Financial Statements
March 31, 2007
(Unaudited)

(4) Investments in Finance Leases

The Partnership had an investment in finance leases consisting of 120 Noritsu Optical/Digital photo processing mini-labs subject to lease with K-Mart Corporation (“K-Mart”) remaining at December 31, 2006. The leases were scheduled to expire on various dates through April 2008. On February 9, 2007, the Partnership sold all of the remaining equipment previously on lease to K-Mart for approximately $254,000 and recognized a gain on the sale of the equipment of approximately $111,000.

During March 2007, the Partnership purchased state-of-the-art telecommunications equipment from various vendors totaling approximately $7,858,000 (of which $130,000 is accrued for legal fees), which is set to be leased to Global Crossing Telecommunications, Inc. (“Global Crossing”) commencing on April 1, 2007. The lease expires on March 31, 2011. The lessee will pay monthly rent of approximately $209,000, payable in advance on the first business day of each month. An initial direct cost in legal fees of approximately $103,000 was accrued at March 31, 2007.

As of March 31, 2007, the lease was classified as an operating lease because the lease term does not begin until April 1, 2007. Therefore, the interim rental period was treated as an operating lease and was recorded as such.

(5) Investments in Operating Leases

Investments in operating leases consist of the following at March 31, 2007 and December 31, 2006:

	(Unaudited)
	2007	2006
Aircraft and aircraft related equipment	$83,455,910	$107,935,824
Material handling, telecommunication, over the road rolling
stock, manufacturing and computer equipment	11,910,130	4,052,106

	95,366,040	111,987,930
Accumulated depreciation	(26,613,230)	(43,018,821)

	$68,752,810	$68,969,109

ICON Aircraft 47820 LLC (“Aircraft 47820”) was a joint venture between the Partnership and ICON Fund Nine, LLC (“Fund Nine”), an entity also managed by the General Partner, for the purpose of acquiring an investment in a McDonnell Douglas DC-10-30F aircraft and two spare engines (the “Aircraft and engines”) on lease to FedEx that was scheduled to expire on March 31, 2007.

On September 21, 2006, FedEx provided Aircraft 47820 its irrevocable notice to purchase the Aircraft and engines. Pursuant to the lease, Aircraft 47820 had twenty days to agree with FedEx on the fair value of the Aircraft and engines. The parties were unable to agree on the fair value of the Aircraft and engines or a mutually acceptable appraiser. Therefore, in accordance with the lease, each party’s appraiser appointed a third appraiser.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Condensed Consolidated Financial Statements
March 31, 2007
(Unaudited)

(5) Investments in Operating Leases - continued

On March 2, 2007, Aircraft 47820 was notified that the third appraiser valued the Aircraft and engines at what the General Partner believes is an exceedingly low appraisal, valuing the Aircraft and engines at $5,450,000. Pursuant to a formula in the lease, the two appraisals that are closest in value are to be averaged, which resulted in a sales price for the Aircraft and engines of $5,475,000, resulting in a loss on the sale of the Aircraft and engines of approximately $1,025,000.

On March 30, 2007, Aircraft 47820 sold the Aircraft and engines to FedEx for $5,475,000. The final lease payment was paid to the lender, satisfying all remaining debt obligations.

(6) Joint Ventures

The joint venture described below is not consolidated by the Partnership.

ICON Aircraft 46835 LLC

ICON Aircraft 46835 LLC (“Aircraft 46835”) was a joint venture between the Partnership and Fund Nine, formed for the purpose of acquiring an investment in a McDonnell Douglas DC-10-30F Aircraft (the “Aircraft”) on lease with FedEx that was scheduled to expire on March 31, 2007.

On September 21, 2006, FedEx provided Aircraft 46835 its irrevocable notice to purchase the Aircraft. Pursuant to the lease, Aircraft 46835 had twenty days to agree with FedEx on the fair value of the Aircraft. The parties were unable to agree on the fair value of the Aircraft or a mutually acceptable appraiser. Therefore, in accordance with the lease, each party’s appraiser appointed a third appraiser.

On March 2, 2007, Aircraft 46835 was notified that the third appraiser valued the Aircraft at what the General Partner believes is an exceedingly low appraisal, valuing the Aircraft at $4,120,000. Pursuant to a formula in the lease, the two appraisals that are closest in value are to be averaged, which resulted in a sales price for the Aircraft of $4,260,000, resulting in a loss on the sale of the Aircraft of approximately $640,000.

On March 30, 2007, Aircraft 46835 sold the Aircraft to FedEx for $4,260,000. The final lease payment was paid to the lender, satisfying all remaining debt obligations.

(7) Notes Payable - Non-Recourse

The Partnership’s non-recourse notes payable is paid directly to the lender by the lessee and accrues interest at 6.1095% per year. The outstanding balance of the non-recourse debt at March 31, 2007 was $48,818,247.

The Partnership had another non-recourse notes payable in connection with the loan for the equipment on lease with Aircraft 47820 which was also paid directly to the lender by the lessee. The note payable accrued interest at 4.035%. The final lease payment of approximately $2,900,000 was paid to the lender of the non-recourse debt upon the sale of the aircraft (see Note 5), satisfying all remaining debt obligations.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Condensed Consolidated Financial Statements
March 31, 2007
(Unaudited)

(8)  Revolving Loan Facility - Recourse

On August 31, 2005, the Partnership, together with certain of its affiliates (entities sponsored and organized by the General Partner), Fund Nine, ICON Income Fund Ten, LLC, and ICON Leasing Fund Eleven, LLC (collectively, the "Borrowers") entered into a Commercial Loan Agreement (the "Loan Agreement"), with California Bank & Trust (the “Lender”). The Loan Agreement provides for a revolving line of credit of up to $17,000,000 pursuant to a senior secured revolving loan facility (the "Facility") which is secured by all assets of the Borrowers not subject to a first priority lien, as defined in the Loan Agreement. Each of the Borrowers is jointly and severally liable for all amounts borrowed under the Facility. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain lease agreements in which the Borrowers have a beneficial interest.

As part of the Loan Agreement, the Borrowers are required to comply with certain financial covenants, including, a minimum debt coverage ratio, a tangible net worth covenant, a leverage ratio and a minimum liquidity covenant. The Borrowers are in compliance with these covenants at March 31, 2007. The Loan Agreement prohibits the Borrowers from declaring or paying any distribution to investors if such a payment would cause the Borrowers to become non-compliant with the financial covenants in the Loan Agreement.

In addition, on August 31, 2005, the Borrowers entered into a Contribution Agreement (the “Contribution Agreement”), pursuant to which the Borrowers have agreed to certain restrictions on the amounts and terms of their respective borrowings under the Facility in order to minimize the risk that a Borrower would be unable to repay its portion of the outstanding obligations under the Facility at any time. These restrictions include, but are not limited to, borrowing in excess of the lesser of (a) an amount each Borrower could reasonably expect to repay in one year from its projected cash flow, or (b) the greater of (i) the borrowing base, as defined in the Loan Agreement, as applied to such Borrower and (ii) 50% of the net worth of such Borrower. The Contribution Agreement also provides that, in the event a Borrower pays an amount under the Contribution Agreement in excess of its share of the total obligations under the Facility, whether by reason of an event of default or otherwise, the other Borrowers will immediately make a contribution payment to such Borrower in such amount that the aggregate amount paid by each Borrower reflects its allocable share of the aggregate obligations under the Facility. The Borrowers' obligations to each other under the Contribution Agreement are collateralized by a subordinate lien on the assets of each Borrower. The Borrowers are in compliance with the Contribution Agreement at March 31, 2007 and no amounts are due to or payable by the Partnership under the Contribution Agreement.

On December 26, 2006, the Borrowers entered into a Loan Modification Agreement (the “Loan Modification”) to the Loan Agreement. The changes to the Loan Agreement are an extension of the Facility from August 31, 2007 to September 30, 2008 and the lowering of (i) the interest rate for advances under the Facility from the Lender’s prime rate plus 0.25% to the Lender’s prime rate and (ii) the interest rate on the five separate advances that are permitted to be made under the Facility at the rate at which United States dollar deposits can be acquired by the Lender in the London Interbank Eurocurrency Market (the “LIBOR Rate”) plus 2.75% per year to the LIBOR Rate plus 2.5% per year. In addition, pursuant to the terms of the loan modification, the Borrowers no longer have to maintain a cash reserve. The interest rate at March 31, 2007 was 8.25%.

At March 31, 2007, the Partnership had $6,635,000 outstanding under the Facility, which represents the entire amount outstanding for all Borrowers.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Condensed Consolidated Financial Statements
March 31, 2007
(Unaudited)
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

Administrative expense reimbursements are costs incurred by the General Partner and necessary to the Partnership’s operations.  These costs include the General Partner’s legal, accounting, investor relations and operations personnel, as well as professional fees and other costs that are charged to the Partnership based upon the percentage of time such personnel dedicate to the Partnership.  Excluded are salaries and related costs, travel expenses and other administrative costs incurred by individuals with a controlling interest in the General Partner.

Effective May 1, 2006, the General Partner waived its rights to future management fees and administrative expense reimbursements.

The General Partner also has a 1% interest in the Partnership’s profits, losses, cash distributions and liquidation proceeds. The Partnership paid distributions to the General Partner $14,980 for the three months ended March 31, 2007 and $59,944 for the year ended December 31, 2006. The General Partner’s interest in the Partnership’s net loss for the three months ended March 31, 2007 and 2006 was $1,210 and $8,449, respectively.

Fees and other expenses charged to operations by the Partnership and paid to the General Partner or its affiliates for the three months ended March 31, 2007 and 2006, were as follows:

Entity	Capacity	Description	2007	2006
ICON Capital Corp.	General Partner	Management fees	$-	$355,297
ICON Capital Corp.	General Partner	Administrative expense reimbursements	-	134,879

			$-	$490,176

There were no charges during the first quarter ended March 31, 2007 since the fees were waived effective May 1, 2006; however, if the charges were made the total administrative expense reimbursements for the three months ended March 31, 2007 would be approximately $122,000.

Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Condensed Consolidated ICON Financial Statements
March 31, 2007
(Unaudited)

(10) Commitments & Contingencies

The Partnership had a 100% interest in one Airbus A340-313X aircraft and a 50% interest in a second Airbus A340-313X aircraft, both on lease to Cathay Pacific Airways Limited (“Cathay”). The Partnership had a commitment to pay a portion of the Cathay maintenance overhaul costs, which were incurred on or prior to March 14, 2006. Under the original lease, a maintenance reserve cash account was established to pay for the Partnership’s portion of these costs for the 100% owned aircraft. In January 2007, the balance on the reserve account was $1,404,000, inclusive of accreted interest.

(11) Recent Accounting Pronouncements

The General Partner does not believe that any other recently issued, but not yet effective accounting pronouncements, if currently adopted, would have a material effect on the accompanying condensed consolidated financial statements.

(12) Subsequent Events

On April 13, 2007, the Partnership sold all of the remaining equipment previously on lease held by ICON Cheyenne, LLC (“Cheyenne”) and ICON SPK 2023-A, LLC (“SPK”) for total proceeds of approximately $39,000 and $341,000, respectively. The loss on sale of the equipment for Cheyenne is approximately $15,000. The gain on sale of the equipment for SPK is approximately $146,000.

Item 2. General Partner’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our results of operations and current financial position. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report, Part II Item 1A. Risk Factors and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2006.

As used in this Quarterly Report on Form 10-Q, references to “we,” “us,” “our” or similar terms include ICON Income Fund Eight B L.P. and its consolidated subsidiaries.

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

We invested most of the net proceeds from our offering in items of equipment that are subject to a lease. After the net offering proceeds were invested, additional investments were made with the cash generated from our initial investments to the extent that cash is not needed for expenses, reserves and distributions to partners. The investment in additional equipment in this manner is called "reinvestment." We purchase equipment from time to time until five years from the date we completed our offering. This time frame is called the “reinvestment period”.

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

At March 31, 2007, our portfolio, which we hold either directly or through joint venture investments with affiliates and others, consists primarily of the following equipment subject to lease:

Air Transportation Equipment:

•
We have a 100% interest in one Airbus A340-313X aircraft and a 50% interest in a second Airbus A340-313X aircraft, both on lease to Cathay Pacific Airways Limited (“Cathay”) with original expiration dates of March 14, 2006 and March 27, 2006, respectively. We entered into lease extensions with respect to each of the Airbus A340-313X aircraft to extend the terms of the leases from March 14, 2006 and March 27, 2006 to October 1, 2011 and July 1, 2011, respectively.

•	We have a 100% interest in five aircraft engines on lease to TWA, LLC, a subsidiary of American Airlines. The lease is scheduled to expire on May 28, 2008.

Other Equipment:

•
We have a 97.73% interest in ICON Cheyenne, LLC (“Cheyenne”). Cheyenne is a joint venture with certain affiliates of our General Partner, which holds a portfolio of 7 active leases with expiration dates through September 2007. The portfolio consists of over the road rolling stock, manufacturing equipment and materials handling equipment.

•
We have a 74.87% interest in ICON SPK 2023-A, LLC (“SPK”). SPK is a joint venture with certain affiliates of our General Partner, which holds a portfolio of 5 active leases with expiration dates through April 2008. The portfolio consists of various equipment leases, including material handling, telecommunication and computer equipment.

Lease and Other Significant Transactions

Sale of Aircraft 47820

We had a 90% interest in a joint venture, ICON Aircraft 47820 LLC (“Aircraft 47820”) on lease to FedEx, which was set to expire on March 31, 2007. The aircraft and engines were sold on March 30, 2007 for $5,475,000. The net book value of the asset at the date of sale was approximately $6,500,000. The Partnership recognized a loss of approximately $1,025,000 for the three months ended March 31, 2007.

New Accounting Pronouncements

The General Partner does not believe that any other recently issued, but not yet effective accounting pronouncements, if currently adopted, would have a material effect on the accompanying condensed consolidated financial statements.

Results of Operations for the Three Months Ended March 31, 2007 (the “2007 Quarter”) and 2006 (the “2006 Quarter”)

We are currently in our reinvestment period and anticipate entering our liquidation period during June 2007, unless our General Partner extends the reinvestment period, which it may do, at its discretion, for up to an additional 28 months. While in the reinvestment period, we will continue to look for equipment leases to purchase, either with cash or with a combination of cash and financing. As such, we expect our revenue will fluctuate due to our selling some equipment leases while purchasing other equipment leases. We also expect to have gains and losses from the sales of equipment during this time period. As for our expenses, we anticipate interest expense to decrease as our outstanding debt decreases. If we enter into an equipment lease where we finance a portion of the purchase price then interest expense will increase.

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

Revenue for the 2007 Quarter and 2006 Quarter are summarized as follows:

	Three Months Ended March 31,
	2007	2006	Change
Total revenue	$2,516,098	$4,052,719	$(1,536,621)

Rental income	3,519,785	4,144,363	(624,578)
Finance income	-	64,578	(64,578)
Net loss on sale of equipment	(79,607)	(203,859)	124,252
Loss from investments in joint ventures	(939,072)	(20,679)	(918,393)
Interest and other income	14,992	68,316	(53,324)

Total revenue for the 2007 Quarter decreased $1,536,621, or 37.9%, as compared to the 2006 Quarter. The net loss on sale of equipment is primarily due to the sale of Aircraft 47820 on March 30, 2007, which resulted in a total loss of approximately $1,025,000. The net loss on sale of equipment was offset by the gain on sale of the equipment with K-Mart Corporation (“K-Mart”), which occurred on February 9, 2007. The net book value of the K-Mart asset sold was $140,000 with proceeds of approximately $254,000. The decrease in rental income is primarily due to the extension of our lease with Cathay during March 2006, which included a reduction in monthly rental payments of approximately $170,000. In addition, there were sales of various leases during 2006 for Cheyenne, which contributed to the decrease in rental income for the 2007 Quarter. An offset to the decrease in total revenue was the decrease in loss from investments in joint ventures. During the 2006 Quarter, we extended our lease with the second Cathay, whose sole asset was an Airbus A340-313X aircraft, which reduced the rental income. We recorded an additional net income of approximately $130,000 in the 2007 Quarter as a result of the lease extension, as compared to the 2006 Quarter.

Expenses for the 2007 Quarter and the 2006 Quarter are summarized as follows:

	2007	2006	Change
Total expenses	$2,637,129	$4,897,650	$(2,260,521)

Depreciation and amortization	1,586,834	2,460,715	(873,881)
Interest	795,972	853,747	(57,775)
Management fees - General Partner	-	355,297	(355,297)
Administrative expense reimbursements - General Partner	-	134,879	(134,879)
General and administrative	231,142	192,628	38,514
Maintenance expense	-	875,000	(875,000)
Minority interest	23,181	25,384	(2,203)

Total expenses for the 2007 Quarter decreased $2,260,521, or 46.2% from the 2006 Quarter. The decrease in total expenses is primarily due to the decrease in maintenance expense and depreciation and amortization. The Maintenance expense for the 2006 Quarter was in connection with a one-time charge for required maintenance overhaul costs related to an aircraft on lease to a 100% interest owned aircraft with Cathay; there was no maintenance expense incurred for the 2007 Quarter. The decrease in Depreciation and amortization is primarily due to the impairment of the aircraft owned by Aircraft 47820 during 2006 of approximately $3,626,000 which attributed to the decrease in monthly depreciation expense from approximately $433,000 to $113,000. The decrease in both Management fees - General Partner and Administrative expense reimbursements - General Partner is due to our General Partner’s decision, effective May 1, 2006, to waive all future management fees and administrative expense reimbursements, although the General Partner continues to provide these services (see Note 9 of Item 1. Condensed Consolidated Financial Statements - Notes to Condensed Consolidated Financial Statements (Unaudited)).

Net Loss

As a result of the foregoing factors, the net loss for 2007 Quarter and 2006 Quarter was $121,031 and $844,931, respectively.  The net loss per weighted average number of limited partnership units outstanding for the 2007 and 2006 Quarters were $0.16 and $1.13, respectively.

Liquidity and Capital Resources

Sources and Uses of Cash

At March 31, 2007 and 2006, we had cash and cash equivalents of $1,371,609 and $840,218, respectively. During our reinvestment period our main source of cash has been from operating and investing activities, which we expect to continue during the liquidation period. During our reinvestment period our main use of cash has been from financing activities, which we anticipate will continue during the liquidation period.

Operating Activities

Sources of Cash

Our main source of cash from operating activities in the 2007 Quarter was the collection of receivables from operating leases of approximately $300,000.

Investing Activities

Sources of Cash

Our primary source of cash from investing activities in the 2007 Quarter was the proceeds of approximately $5,475,000 and $254,000 from the sales of Aircraft 47820 and leases with K-Mart, respectively.

Our primary source of cash from investing activities in the 2006 Quarter was the proceeds of approximately $253,000 from the sale of one of our majority owned subsidiaries.

Uses of Cash

Our primary use of cash in investing activities in the 2007 Quarter was due to the purchase of state-of-the-art telecommunications equipment from various vendors totaling approximately $7,755,000. The equipment is set to be leased to Global Crossing Telecommunications, Inc. (“Global Crossing”) commencing on April 1, 2007.

Our primary use of cash in investing activities in the 2006 Quarter was due to the distributions paid by our majority-owned subsidiaries to its members.

Financing Activities

Sources of Cash

Our sole source of cash from financing activities during the 2007 Quarter was from the proceeds from our revolving loan facility of $3,510,000.

Our sole source of cash from financing activities during the 2006 Quarter was from the proceeds from our revolving loan facility of $1,145,000.

Uses of Cash

Our sole use of cash in financing activities during the 2007 Quarter was distributions paid to our partners consisting of $1,483,061 to the limited partners and $14,980 to the General Partner.

Our primary use of cash in financing activities during the 2006 Quarter was distributions paid to our partners consisting of $1,485,662 to the limited partners and $15,007 to the General Partner.

Financings and Borrowings

Effective March 14, 2006 and in connection with the Cathay lease extension, we refinanced the non-recourse debt related to the Cathay aircraft in which we have 100% interest. The refinancing was entered into because the original non-recourse debt of approximately $52,850,000 was due to be repaid on March 14, 2006. We had established, under the original lease, a reserve account totaling approximately $282,000, which was used to reduce the balloon payment to approximately $52,568,000. We refinanced approximately $52,568,000, which accrues interest at the LIBOR plus 1.165%, matures on October 1, 2011 and has a balloon payment of approximately $32,000,000. The variable interest rate of the refinanced non-recourse debt was fixed at 6.1095% automatically under the terms of the debt agreement, effective October 3, 2006. The outstanding balance of our non-recourse debt at March 31, 2007 was $48,818,247.

Revolving Loan Facility

On August 31, 2005, we, together with certain of our affiliates (entities sponsored and organized by our General Partner), Fund Nine, ICON Income Fund Ten, LLC, and ICON Leasing Fund Eleven, LLC (collectively, the "Borrowers") entered into a Commercial Loan Agreement (the "Loan Agreement"), with California Bank & Trust (the “Lender”). The Loan Agreement provides for a revolving line of credit of up to $17,000,000 pursuant to a senior secured revolving loan facility (the "Facility") which is secured by all assets of the Borrowers not subject to a first priority lien, as defined in the Loan Agreement. Each of the Borrowers is jointly and severally liable for all amounts borrowed under the Facility. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain lease agreements in which the Borrowers have a beneficial interest.

As part of the Loan Agreement, the Borrowers are required to comply with certain financial covenants, including, a minimum debt coverage ratio, a tangible net worth covenant, a leverage ratio and a minimum liquidity covenant. The Borrowers are in compliance with these covenants at March 31, 2007. The Loan Agreement prohibits the Borrowers from declaring or paying any distribution to investors if such a payment would cause the Borrowers to become non-compliant with the financial covenants in the Loan Agreement.

In addition, on August 31, 2005, the Borrowers entered into a Contribution Agreement (the “Contribution Agreement”), pursuant to which the Borrowers have agreed to certain restrictions on the amounts and terms of their respective borrowings under the Facility in order to minimize the risk that a Borrower would be unable to repay its portion of the outstanding obligations under the Facility at any time. These restrictions include, but are not limited to, borrowing in excess of the lesser of (a) an amount each Borrower could reasonably expect to repay in one year from its projected cash flow, or (b) the greater of (i) the borrowing base, as defined in the Loan Agreement, as applied to such Borrower and (ii) 50% of the net worth of such Borrower. The Contribution Agreement also provides that, in the event a Borrower pays an amount under the Contribution Agreement in excess of its share of the total obligations under the Facility, whether by reason of an event of default or otherwise, the other Borrowers will immediately make a contribution payment to such Borrower in such amount that the aggregate amount paid by each Borrower reflects its allocable share of the aggregate obligations under the Facility. The Borrowers' obligations to each other under the Contribution Agreement are collateralized by a subordinate lien on the assets of each Borrower. The Borrowers are in compliance with the Contribution Agreement at March 31, 2007 and no amounts are due to or payable by us under the Contribution Agreement.

On December 26, 2006, the Borrowers entered into a Loan Modification Agreement (the “Loan Modification”) to the Loan Agreement. The changes to the Loan Agreement are an extension of the Facility from August 31, 2007 to September 30, 2008 and the lowering of (i) the interest rate for advances under the Facility from the Lender’s prime rate plus 0.25% to the Lender’s prime rate and (ii) the interest rate on the five separate advances that are permitted to be made under the Facility at the rate at which United States dollar deposits can be acquired by the Lender in the London Interbank Eurocurrency Market (the “LIBOR Rate”) plus 2.75% per year to the LIBOR Rate plus 2.5% per year. In addition, pursuant to the terms of the Loan Modification, the Borrowers no longer have to maintain a cash reserve. The interest rate at March 31, 2007 was 8.25%.

At March 31, 2007, we had $6,635,000, outstanding under the Facility, which represents the entire amount outstanding for all Borrowers.

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

Distributions

We pay monthly distributions to our limited partners beginning with the first month after the limited partners’ admission through the termination of our reinvestment period, which we anticipate will be in June 2007. We paid distributions to our limited partners for the three months ended March 31, 2007 of $1,483,061. We paid distributions to our General Partner for the three months ended March 31, 2007 of $14,980.

Contractual Obligations and Commitments and Off Balance Sheet Transactions

At March 31, 2007 we have both non-recourse and recourse debt obligations. The lenders have security interests in equipment relating to the non-recourse debt and an assignment of the rental payments under the leases. If the lessee were to default on the non-recourse debt, the equipment would be returned to the lender in extinguishment of the non-recourse debt. At March 31, 2007, our outstanding non-recourse indebtedness was $48,818,247. We are a party to the Facility, as discussed in the financing and borrowings section above. We have $6,635,000 of borrowings under this Facility at March 31, 2007.

We had a 100% interest in one Airbus A340-313X aircraft and a 50% interest in a second Airbus A340-313X aircraft, both on lease to Cathay Pacific Airways Limited (“Cathay”). We had a commitment to pay a portion of the Cathay maintenance overhaul costs, which were incurred on or prior to March 14, 2006. Under the original lease, a maintenance reserve cash account was established to pay for our portion of these costs for the 100% owned aircraft. In January the balance on the reserve account was $1,404,000, inclusive of accreted interest.

Subsequent Events

On April 13, 2007, we sold all of the remaining equipment previously on lease held by Cheyenne and SPK for total proceeds of approximately $39,000 and $341,000, respectively. The loss on sale of the equipment for Cheyenne is approximately $15,000. The gain on sale of the equipment for SPK is approximately $146,000.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the period ended March 31, 2007, as well as the financial statements and Quarterly Reports on Form 10-Q for the period ended March 31, 2007 for our affiliates, our General Partner carried out an evaluation, under the supervision and with the participation of the management of our General Partner, including its Chief Executive Officer and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our General Partner’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, except as noted below, the Chief Executive Officer and the Principal Financial and Accounting Officer concluded that our General Partner’s disclosure controls and procedures were effective.

While evaluating our General Partner’s disclosure controls and procedures, our General Partner recognized that greater internal controls were needed to aid in a more efficient closing of our financial statements, thereby requiring our General Partner to hire additional skilled accounting staff to support the senior vice president of accounting hired by our General Partner at the end of the third quarter of 2004.  In addition, our General Partner hired two additional accounting staff members during 2005 who are certified public accountants and are experienced with public reporting entities. Subsequently in 2006, our General Partner hired an additional accounting staff member who is a certified public accountant and is experienced with public reporting entities. Subsequently, in 2007 our General Partner hired (i) two additional senior accountants with more than 16 and 8 years, respectively, of experience with public reporting entities, the most senior of those accountants having assumed the responsibilities of the senior vice president of accounting and (ii) two additional accountants that are experienced with public reporting entities. Our General Partner will continue to evaluate its disclosure controls and procedures to determine their effectiveness and adequacy and will take the steps necessary, in our General Partner’s opinion, to ensure the adequacy of our General Partner’s disclosure controls and procedures.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No redemptions were made during the first quarter ended March 31, 2007.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters To A Vote Of Security Holders

No matters were submitted to a vote of security holders during the 2007 Quarter.

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

ICON Income Fund Eight B L.P. (Registrant) By its General Partner, ICON Capital Corp.

Date: May 15, 2007

/s/ Thomas W. Martin
Thomas W. Martin
Chairman, Chief Executive Officer and President of the General Partner
(Principal Executive Officer)
ICON Capital Corp.
General Partner of ICON Income Fund Eight B L.P.

Date: May 15, 2007

/s/ Michael A. Reisner
Michael A. Reisner
Director, Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
ICON Capital Corp.
General Partner of ICON Income Fund Eight B L.P.

22