Form 10-Q
period 2007-06-30
ICON INCOME FUND EIGHT B LP
filed 2007-08-10
CIK 1121716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

quarterly period ended	June 30, 2007

[  ]           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

transition period from	to

Commission_File_Number_	333-37504

ICON Income Fund Eight B L.P.
(Exact name of registrant as specified in its charter)

Delaware	13-4101114
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

100 Fifth Avenue, 4th Floor, New York, New York	10011-1505
(Address of principal executive offices)	(Zip code)

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

Number of outstanding limited partnership units of the registrant on July 31, 2007 is 740,530.

PART I – FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Condensed Consolidated Balance Sheets

ASSETS

	June 30,
	2007	December 31,
	(unaudited)	2006
Cash and cash equivalents	$848,177	$888,290

Investments in finance leases:
Minimum rents receivable	9,422,017	67,973
Initial direct costs, net	109,990	-
Unearned income	(2,045,683)	(306)

Net investments in finance leases	7,486,324	67,667

Investments in operating leases:
Equipment, at cost	85,255,087	111,987,930
Accumulated depreciation	(25,432,751)	(43,018,821)

Net investments in operating leases	59,822,336	68,969,109

Investments in joint ventures	3,525,186	4,315,573
Equipment held for sale	-	140,400
Other assets, net	1,401,096	4,396,322

Total assets	$73,083,119	$78,777,361

LIABILITIES AND PARTNERS' EQUITY

Liabilities:

Notes payable - non-recourse	$47,934,933	$52,572,875
Revolving line of credit	6,755,000	3,125,000
Deferred rental income	189,485	138,021
Accounts payable and other liabilities	642,852	2,166,028
Due to General Partner and affiliates	141,278	-
Minority interest	-	498,287

Total liabilities	55,663,548	58,500,211

Commitments and contingencies

Partners' equity:
General Partner	(474,898)	(446,575)
Limited Partners (740,530 and 741,530 units outstanding,
respectively, $100 per unit original issue price)	17,894,469	20,723,725

Total partners' equity	17,419,571	20,277,150

Total liabilities and partners' equity	$73,083,119	$78,777,361

See accompanying notes to condensed consolidated financial statements.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue:
Rental income	$1,812,232	$4,038,662	$5,332,017	$8,183,025
Finance income	260,783	39,503	260,783	104,081
Loss from investments in joint ventures	(78,492)	(790,549)	(158,099)	(994,408)
Net gain (loss) on sales of equipment	318,060	466,992	(621,012)	446,313
Interest and other income	51,738	3,012	66,730	71,328

Total revenue	2,364,321	3,757,620	4,880,419	7,810,339

Expenses:
Depreciation and amortization	1,034,406	2,798,977	2,621,240	5,259,692
Interest	932,000	888,822	1,727,972	1,742,569
Maintenance expense	-	277,698	-	1,152,698
Management fees - General Partner	-	55,545	-	410,842
Administrative expense reimbursements - General Partner	-	27,101	-	161,980
General and administrative	36,084	153,422	267,226	346,050
Minority interest	76,997	27,058	100,178	52,442

Total expenses	2,079,487	4,228,623	4,716,616	9,126,273

Net income (loss)	$284,834	$(471,003)	$163,803	$(1,315,934)

Net income (loss) allocable to:
Limited Partners	$281,986	$(466,293)	$162,165	$(1,302,775)
General Partner	2,848	(4,710)	1,638	(13,159)

	$284,834	$(471,003)	$163,803	$(1,315,934)

Weighted average number of limited partnership
units outstanding	741,365	741,656	741,447	741,973

Net income (loss) per weighted average limited
partnership unit outstanding	$0.38	$(0.63)	$0.22	$(1.76)

See accompanying notes to condensed consolidated financial statements.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Condensed Consolidated Statement of Changes in Partners' Equity
Year Ended December 31, 2006 and for the Three and Six Months Ended June 30, 2007 (unaudited)

	Limited
	Partnership			Total
	Units	Limited	General	Partners'
	Outstanding	Partners'	Partner	Equity
Balance, January 1, 2006	742,830	$27,317,628	$(380,487)	$26,937,141

Limited partnership units redeemed	(1,300)	(51,135)	-	(51,135)
Cash distributions to partners	-	(5,934,486)	(59,944)	(5,994,430)
Net loss	-	(608,282)	(6,144)	(614,426)

Balance, December 31, 2006	741,530	20,723,725	(446,575)	20,277,150

Cash distributions to partners	-	(1,483,061)	(14,980)	(1,498,041)
Net loss	-	(119,821)	(1,210)	(121,031)

Balance, March 31, 2007	741,530	19,120,843	(462,765)	18,658,078

Limited partnership units redeemed	(1,000)	(25,298)	-	(25,298)
Cash distributions to partners	-	(1,483,062)	(14,981)	(1,498,043)
Net income	-	281,986	2,848	284,834

Balance, June 30, 2007	740,530	$17,894,469	$(474,898)	$17,419,571

See accompanying notes to condensed consolidated financial statements.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30,
(unaudited)

	2007	2006
Cash flows from operating activities:
Net income (loss)	$163,803	$(1,315,934)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Rental income paid directly to lenders by lessees	(4,888,924)	(6,799,919)
Finance income	(260,783)	(104,081)
Net loss (gain) on sales of equipment	621,012	(446,313)
Loss from investments in joint ventures	158,099	994,408
Depreciation and amortization	2,621,240	5,259,692
Interest expense on non-recourse financing paid directly to lenders by lessees	1,543,099	1,716,818
Minority interest	100,178	52,442
Changes in operating assets and liabilities:
Collection of principal - non-financed receivables	696,108	427,504
Due from/to General Partner and affiliates	141,278	119,937
Other assets	192,435	(66,563)
Deferred rental income	51,464	(42,845)
Accounts payable and other liabilities	(174,934)	1,224,645

Net cash provided by operating activities	964,075	1,019,791

Cash flows from investing activities:
Distributions received from joint ventures	633,828	-
Proceeds from sales of equipment and sales advances received	6,176,402	835,569
Purchase of equipment	(7,754,746)	-

Net cash (used in) provided by investing activities	(944,516)	835,569

Cash flows from financing activities:
Cash distributions to partners	(2,996,084)	(2,989,058)
Proceeds from revolving line of credit	3,630,000	1,795,000
Distributions to minority interest in joint venture	(668,290)	(219,127)
Cash paid for redemption of limited partnership units	(25,298)	(51,135)

Net cash used in financing activities	(59,672)	(1,464,320)

Net (decrease) increase in cash and cash equivalents	(40,113)	391,040
Cash and cash equivalents, beginning of the period	888,290	964,730

Cash and cash equivalents, end of the period	$848,177	$1,355,770

See accompanying notes to condensed consolidated financial statements.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30,
(unaudited)

	2007	2006
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$184,873	$25,267

Supplemental disclosure of non-cash investing and financing activities:
Principal and interest paid directly to lenders by lessees	$6,181,041	$8,052,371
Escrow utilized to pay non-recourse debt	$-	$281,868
Transfer of equipment from operating lease to direct finance lease	$7,743,990	$403,565
Payment of maintenance overhaul costs	$1,546,000	$-

See accompanying notes to condensed consolidated financial statements.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Condensed Consolidated Financial Statements
June 30, 2007
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

In joint ventures where the Partnership’s interest is majority owned, the financial condition and results of operations of the joint venture are consolidated. Minority interest represents the minority owner's proportionate share of its equity in the joint venture.  The minority interest is adjusted for the minority owner's share of the earnings, losses and distributions of the joint venture.

(2)	Organization

The Partnership was formed on February 7, 2000 as a Delaware limited partnership. The Partnership is engaged in one business segment, the business of acquiring equipment subject to lease and, to a lesser degree, acquiring ownership rights to items of leased equipment at lease expiration.  The Partnership will continue until December 31, 2017, unless terminated sooner.

The General Partner was a Connecticut corporation.  Effective June 1, 2007, the General Partner was reincorporated as a Delaware corporation.  The General Partner manages and controls the business affairs of the Partnership, including, but not limited to, the equipment leases and financing transactions that the Partnership enters into pursuant to the terms of the Partnership’s limited partnership agreement (the “LP Agreement”).  Additionally, the General Partner has a 1% interest in the profits, losses, cash distributions and liquidation proceeds of the Partnership.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Condensed Consolidated Financial Statements
June 30, 2007
(unaudited)

(2)	Organization - continued

The Partnership invested most of the net proceeds from its offering in items of equipment that were subject to a lease.  After the net offering proceeds were invested, additional investments were made with the cash generated from the Partnership’s initial investments to the extent that cash was not needed for expenses, reserves and distributions to partners. The investment in additional equipment in this manner is called "reinvestment.”

The Partnership’s reinvestment period ended and the Partnership commenced its liquidation period on June 17, 2007. During the liquidation period, the Partnership is distributing substantially all distributable cash from operations and equipment sales to the limited partners and will continue the orderly termination of its operations and affairs. The Partnership will not invest in any additional finance or lease transactions during the liquidation period.

Partners’ capital accounts are increased for their initial capital contribution plus their proportionate share of earnings and decreased by their proportionate share of losses and distributions. Profits, losses, cash distributions and liquidation proceeds are allocated 99% to the limited partners and 1% to the General Partner until each limited partner has received cash distributions and liquidation proceeds sufficient to reduce their adjusted capital contribution account to zero and have received, in addition, other distributions and allocations that provide an 8% per annum cumulative return on their outstanding adjusted capital contribution account.  After such time, distributions will be allocated 90% to the limited partners and 10% to the General Partner.

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

Reclassifications

Certain reclassifications have been made to the accompanying condensed consolidated financial statements in prior periods to conform to the current period presentation.

(4)	Investments in Finance Leases

On December 31, 2006 the Partnership had an investment in finance leases consisting of 120 Noritsu Optical/Digital photo processing mini-labs subject to lease with K-Mart Corporation (“K-Mart”). The leases were scheduled to expire on various dates through April 2008. On February 9, 2007, the Partnership sold all of the remaining equipment previously on lease to K-Mart for approximately $254,000 and recognized a gain on the sale of the equipment of approximately $111,000.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Condensed Consolidated Financial Statements
June 30, 2007
(unaudited)

(4)	Investments in Finance Leases - continued

During March 2007, the Partnership purchased state-of-the-art telecommunications equipment from various vendors totaling approximately $7,858,000, which is being leased to Global Crossing Telecommunications, Inc. (“Global Crossing”) effective April 1, 2007.  The lease expires on March 31, 2011. Monthly rent is approximately $209,000, payable in advance on the first business day of each month.  An initial direct cost in legal fees of approximately $124,000 was incurred as part of the purchase.

(5)	Investments in Operating Leases

Investments in operating leases consist of the following at June 30, 2007 and at December 31, 2006:

	June 30, 2007 (unaudited)	December 31, 2006
Aircraft and aircraft related equipment	$83,455,910	$107,935,824
Material handling, telecommunication, over the road rolling
stock, manufacturing and computer equipment	1,799,177	4,052,106

	85,255,087	111,987,930
Accumulated depreciation	(25,432,751)	(43,018,821)

	$59,822,336	$68,969,109

ICON Aircraft 47820 LLC (“Aircraft 47820”) was a joint venture between the Partnership and ICON Income Fund Nine, LLC (“Fund Nine”), an entity also managed by the General Partner, formed for the purpose of acquiring an investment in a McDonnell Douglas DC-10-30F aircraft and two spare engines (the “Aircraft and engines”) on lease to Federal Express Corporation (“FedEx”) that was scheduled to expire on March 31, 2007.

On March 30, 2007, Aircraft 47820 sold the Aircraft and engines to FedEx for $5,475,000 and a loss on the sale of the Aircraft of approximately $1,025,000 was recognized. The final lease payment was paid to the lender, satisfying all remaining debt obligations.

(6)	Joint Ventures

ICON Aircraft 46835 LLC

ICON Aircraft 46835 LLC (“Aircraft 46835”) was a joint venture between the Partnership and Fund Nine, formed for the purpose of acquiring an investment in a McDonnell Douglas DC-10-30F Aircraft (the “Aircraft”) on lease with FedEx that was scheduled to expire on March 31, 2007.

On March 30, 2007, Aircraft 46835 sold the Aircraft to FedEx for $4,260,000 and a loss on the sale of the Aircraft of approximately $640,000 was recognized. The final lease payment was paid to the lender, satisfying all remaining debt obligations.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Condensed Consolidated Financial Statements
June 30, 2007
(unaudited)

(6)	Joint Ventures - continued

ICON SPK 2023-A, LLC

ICON SPK 2023-A, LLC (“SPK”) was a joint venture between the Partnership and Fund Nine, whose ownership interests were 74.87% and 25.13%, respectively. During the three months ended June 30, 2007, SPK sold all of its remaining equipment to a third party for total sales proceeds of approximately $348,000.  A total gain on sales of approximately $264,000 was recognized by SPK.

ICON Cheyenne, LLC

ICON Cheyenne, LLC (“Cheyenne”) was a joint venture among the Partnership, ICON Cash Flow Partners L.P. Seven and ICON Income Fund Eight A L.P., which are entities also managed by the General Partner that had ownership interests of 97.73%, 1.27%, and 1.00%, respectively. During the three months ended June 30, 2007, Cheyenne sold all of its remaining equipment to a third party for total sales proceeds of approximately $111,000.  A total gain on sale of approximately $110,000 was recognized by Cheyenne.

(7)	Notes Payable - Non-Recourse

The Partnership’s non-recourse notes payable is paid directly to the lender by the lessee and accrues interest at 6.1095% per year. The outstanding balance of the non-recourse debt at June 30, 2007 was $47,934,933.

The Partnership had another non-recourse note payable in connection with Aircraft 47820 which was also paid directly to the lender by the lessee. The note payable accrued interest at 4.035%. The final lease payment of approximately $2,900,000 was paid to the lender of the non-recourse debt upon the sale of the Aircraft and engines (see Note 5), satisfying all remaining debt obligations.

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

As part of the Loan Agreement, the Borrowers are required to comply with certain financial covenants, including, a minimum debt coverage ratio, a tangible net worth covenant, a leverage ratio and a minimum liquidity covenant. The Borrowers are in compliance with these covenants at June 30, 2007. The Loan Agreement prohibits the Borrowers from declaring or paying any distribution to investors if such a payment would cause the Borrowers to become non-compliant with the financial covenants in the Loan Agreement.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Condensed Consolidated Financial Statements
June 30, 2007
(unaudited)

(8)	Revolving Loan Facility – Recourse - continued

In addition, on August 31, 2005, the Borrowers entered into a Contribution Agreement (the “Contribution Agreement”), pursuant to which the Borrowers have agreed to certain restrictions on the amounts and terms of their respective borrowings under the Facility in order to minimize the risk that a Borrower would be unable to repay its portion of the outstanding obligations under the Facility at any time. These restrictions include, but are not limited to, borrowing in excess of the lesser of (a) an amount each Borrower could reasonably expect to repay in one year from its projected cash flow, or (b) the greater of (i) the borrowing base, as defined in the Loan Agreement, as applied to such Borrower and (ii) 50% of the net worth of such Borrower. The Contribution Agreement also provides that, in the event a Borrower pays an amount under the Contribution Agreement in excess of its share of the total obligations under the Facility, whether by reason of an event of default or otherwise, the other Borrowers will immediately make a contribution payment to such Borrower in such amount that the aggregate amount paid by each Borrower reflects its allocable share of the aggregate obligations under the Facility. The Borrowers' obligations to each other under the Contribution Agreement are collateralized by a subordinate lien on the assets of each Borrower. The Borrowers are in compliance with the Contribution Agreement at June 30, 2007 and no amounts are due to or payable by the Partnership under the Contribution Agreement.

On December 26, 2006, the Borrowers entered into a Loan Modification Agreement (the “Loan Modification”) to the Loan Agreement. The changes to the Loan Agreement are an extension of the Facility from August 31, 2007 to September 30, 2008 and the lowering of (i) the interest rate for advances under the Facility from the Lender’s prime rate plus 0.25% to the Lender’s prime rate and (ii) the interest rate on the five separate advances that are permitted to be made under the Facility at the rate at which United States dollar deposits can be acquired by the Lender in the London Interbank Eurocurrency Market (the “LIBOR Rate”) plus 2.75% per year to the LIBOR Rate plus 2.5% per year. In addition, pursuant to the terms of the loan modification, the Borrowers no longer have to maintain a cash reserve. The interest rate at June 30, 2007 was 8.25%.

On June 20, 2007, the Loan Agreement, the Contribution Agreement and the Loan Modification were modified so that ICON Leasing Fund Twelve, LLC (“Fund Twelve”), an entity also managed by the General Partner, became a permitted borrower. Although Fund Twelve does not have any outstanding borrowings under the Facility, as a result of its entry into the Loan Modification, it is jointly and severally liable for the outstanding balance.

At June 30, 2007, the Partnership had $6,755,000 outstanding under the Facility, which represents the entire amount outstanding for all Borrowers.

(9)	Transactions with Related Parties

Prior to May 1, 2006 and in accordance with the terms of the LP agreement, the Partnership paid the General Partner (i) management fees ranging from 1% to 7% based on a percentage of the rentals received either directly by the Partnership or through joint ventures and (ii) acquisition fees through the reinvestment period of 3%, based on the gross value of the Partnership’s acquisition transactions.  In addition, the General Partner was reimbursed for administrative expenses incurred in connection with the Partnership’s operations.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Condensed Consolidated Financial Statements
June 30, 2007
(unaudited)

(9)	Transactions with Related Parties - continued

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

Although the General Partner continues to provide these services, effective May 1, 2006, the General Partner waived its rights to all future management fees and administrative expense reimbursements.

The General Partner also has a 1% interest in the Partnership’s profits, losses, cash distributions and liquidation proceeds.  The Partnership paid distributions to the General Partner $29,961 for the six months ended June 30, 2007 and $59,944 for the year ended December 31, 2006.  The General Partner’s interest in the Partnership’s net income for the three months ended June 30, 2007 was $2,848 and the net loss for the three months ended June 30, 2006 was $4,710. The General Partner’s interest in the Partnership’s net income for the six months ended June 30, 2007 was $1,638 and the net loss for the six months ended June 30, 2006 was $13,159.

Fees and other expenses charged to operations by the Partnership and paid to the General Partner or its affiliates for the three and six months ended June 30, 2007 and 2006, were as follows:

			Three Months Ended		Six Months Ended
			June 30,		June 30,
			(unaudited)		(unaudited)
Entity	Capacity	Description	2007	2006	2007	2006
ICON Capital Corp.	General Partner	Management fees	$-	$55,545	$-	$410,842
ICON Capital Corp.	General Partner	Administrative expense reimbursements	-	27,101	-	161,980

			$-	$82,646	$-	$572,822

There were no charges during the three and six months ended June 30, 2007 since the fees were waived effective May 1, 2006. However, if the charges were made the total management fees for the three and six months ended June 30, 2007 would have been approximately $91,000 and $270,000, respectively. If the charges were made the total administrative expense reimbursements for the three and six months ended June 30, 2007 would have been approximately $122,000 and $244,000, respectively.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Condensed Consolidated Financial Statements
June 30, 2007
(unaudited)

(10)	Commitments & Contingencies

The Partnership has a 100% interest in one Airbus A340-313X aircraft and a 50% interest in a second Airbus A340-313X aircraft, both on lease to Cathay Pacific Airways Limited (“Cathay”).  The Partnership had a commitment to pay a portion of the Cathay maintenance overhaul costs, which were incurred on or prior to March 14, 2006. Under the original lease, a maintenance reserve cash account was established to pay for the Partnership’s portion of these costs for the 100% owned aircraft.  In January 2007 the balance on the reserve account was $1,404,000, inclusive of accreted interest and the reserve balance was used to pay the maintenance overhaul costs.

(11)	Recent Accounting Pronouncements

The General Partner does not believe that any other recently issued, but not yet effective accounting pronouncements, if currently adopted, would have a material effect on the accompanying condensed consolidated financial statements.

(12)	Subsequent Event

On August 8, 2007, the Partnership sold all of its rights in five Pratt and Whitney 2037 aircraft engine modules on lease to American Airlines, Inc. (formerly TWA Airlines LLC), to an unaffiliated third party for a gross sales price of $6,050,000.  In connection with the sale the Partnership incurred legal fees and sales commissions of approximately $338,000 and relinquished previously collected security deposits and prepaid rent related to the engine modules of approximately $172,000, resulting in net proceeds to the Partnership of approximately $5,540,000 and a gain on sale of approximately $970,000.

Item 2.  General Partner’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our results of operations and current financial position. This discussion should be read together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report, Part II Item 1A. Risk Factors and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Overview

We operate as an equipment leasing program in which the capital our partners have invested was pooled together to make investments, pay fees and establish a small reserve. We primarily acquired equipment subject to lease and, to a lesser degree, acquired ownership rights to items of leased equipment at lease expiration. Some of our equipment leases were acquired for cash and provided current cash flow, which we refer to as “income” leases. For the other equipment leases, we financed the majority of the purchase price. We refer to these leases as “growth” leases. These growth leases generate little or no current cash flow because substantially all of the rental payments received from a lessee is used to service the indebtedness associated with acquiring or financing the lease. We anticipated that the future value of the leased equipment will exceed our cash portion of the purchase price.

On June 17, 2007, we began our liquidation period.  During our liquidation period, we will distribute substantially all distributable cash from operations and equipment sales to our partners and continue the orderly termination of our operations and affairs.

At June 30, 2007, our portfolio, which we hold either directly or through joint venture investments with affiliates and others, consists primarily of the following equipment subject to lease:

Air Transportation Equipment:

•
We have a 100% interest in one Airbus A340-313X aircraft (“Cathay 123”) and a 50% interest in a second Airbus A340-313X aircraft (“Cathay 126”), both on lease to Cathay Pacific Airways Limited (“Cathay”) with original expiration dates of March 14, 2006 and March 27, 2006, respectively.  We entered into lease extensions with respect to each of the Airbus A340-313X aircraft to extend the terms of the leases from March 14, 2006 and March 27, 2006 to October 1, 2011 and July 1, 2011, respectively.

•
We have a 100% interest in five Pratt and Whitney 2037 aircraft engine modules (the “Engine Modules”) on lease to American Airlines, Inc., formerly TWA Airlines, LLC (“TWA”).  The lease is scheduled to expire on May 28, 2008.

Telecommunications Equipment:

•
We have a 100% interest in ICON Global Crossing, LLC (“ICON Global Crossing”), which purchased state-of-the-art telecommunications equipment on lease to Global Crossing Telecommunications, Inc (“Global Crossing”). The lease is scheduled to expire on March 31, 2011.

Energy Equipment:

•	We have a 5.93% interest in the rights to the profits, losses and cash flows from an entity that owns a 50% interest in a mobile offshore drilling rig subject to a lease with Rowan Companies, Inc.

Lease and Other Significant Transactions

Sale of ICON Aircraft 47820, LLC

We had a 90.00% interest in ICON Aircraft 47820, LLC (“Aircraft 47820”). Aircraft 47820 was a joint venture with ICON Income Fund Nine, LLC (“Fund Nine”), an entity also managed by our General Partner. On March 30, 2007, Aircraft 47820 sold the McDonnell Douglas DC-10-30F aircraft and two spare engines (the “Aircraft and engines”) on lease to Federal Express Corporation (“FedEx”), for $5,475,000 and a loss on sale of approximately $1,025,000 was recognized.

Sale of ICON Aircraft 46835, LLC

We had a 15.00% interest in ICON Aircraft 46835, LLC (“Aircraft 46835”). Aircraft 46835 was a joint venture with Fund Nine. On March 30, 2007, Aircraft 46835 sold the McDonnell Douglas DC-10-30F aircraft on lease to FedEx, for $4,260,000 and a loss on sale of approximately $640,000 was recognized.

Sale of ICON Cheyenne, LLC

We had a 97.73% interest in ICON Cheyenne, LLC (“Cheyenne”). Cheyenne was a joint venture with ICON Cash Flow Partners L.P. Seven and ICON Income Fund Eight A L.P., which are entities also managed by our General Partner. Cheyenne held a portfolio of seven active leases with expiration dates through September 2007.  The portfolio consisted of over the road rolling stock, manufacturing equipment and materials handling equipment. During the three months ended June 30, 2007, Cheyenne sold all of its remaining equipment to a third party for total sales proceeds of approximately $111,000.  A total gain on sale of approximately $110,000 was recognized by Cheyenne.

Sale of ICON SPK 2023-A, LLC

We had a 74.87% interest in ICON SPK 2023-A, LLC (“SPK”).  SPK was a joint venture with Fund Nine, which held a portfolio of five active leases with expiration dates through April 2008.  The portfolio consisted of various equipment leases, including material handling, telecommunication and computer equipment. During the three months ended June 30, 2007, SPK sold all of its remaining equipment to a third party for total sales proceeds of approximately $348,000.  A total gain on sales of approximately $264,000 was recognized by SPK.

New Accounting Pronouncements

The General Partner does not believe that any other recently issued, but not yet effective accounting pronouncements, if currently adopted, would have a material effect on the accompanying condensed consolidated financial statements.

Results of Operations for the Three Months Ended June 30, 2007 (the “2007 Quarter”) and 2006 (the “2006 Quarter”)

We began our liquidation period on June 17, 2007.  During the liquidation period, we will sell our assets in the ordinary course of business. As we begin to sell our assets, both rental income and finance income will decrease over time as will expenses related to our assets, such as depreciation expense. Additionally, interest expense should decrease as we reach the expiration of leases that were financed and the debt is repaid to the lender. As leased equipment is sold, we will experience both gains and losses on these sales.

Revenue for the 2007 Quarter and 2006 Quarter are summarized as follows:

	Three Months Ended June 30,
	2007	2006	Change
Total revenue	$2,364,321	$3,757,620	$(1,393,299)

Rental income	1,812,232	4,038,662	(2,226,430)
Finance income	260,783	39,503	221,280
Loss from investments in joint ventures	(78,492)	(790,549)	712,057
Net gain (loss) on sales of equipment	318,060	466,992	(148,932)
Interest and other income	51,738	3,012	48,726

Total revenue for the 2007 Quarter decreased $1,393,299, or 37.1%, as compared to the 2006 Quarter.  The decrease in total revenue was primarily due to a decrease in rental income that was partly offset by a reduction in the loss from joint ventures and an increase in finance income. The decrease in rental income was primarily due to the sale of the Aircraft and engines on lease with FedEx in March 2007 and the extension of our lease with Cathay for Cathay 123 during March 2006, which resulted in a reduction in monthly rental payments. The reduction in monthly rental payments were approximately $540,000 per month for Aircraft 47820 and approximately $170,000 per month for Cathay 123. The reduction in net gain on sales of equipment was due to the gain on sales of assets  sold by Cheyenne and SPK during the 2006 Quarter that exceeded the gain on sales of additional assets sold by Cheyenne and SPK in the 2007 Quarter. The decrease in revenue was partly offset by a decrease in the loss from investments in joint ventures resulting from our lease extension with Cathay for Cathay 126  during the 2006 Quarter, which reduced rental income and the loss from income in joint ventures. The increase in finance income was primarily due to the addition of the Global Crossing lease in the 2007 Quarter.

Expenses for the 2007 Quarter and the 2006 Quarter are summarized as follows:

	Three Months Ended June 30,
	2007	2006	Change
Total expenses	$2,079,487	$4,228,623	$(2,149,136)

Depreciation and amortization	1,034,406	2,798,977	(1,764,571)
Interest	932,000	888,822	43,178
Maintenance expense	-	277,698	(277,698)
Management fees - General Partner	-	55,545	(55,545)
Administrative expense reimbursements - General Partner	-	27,101	(27,101)
General and administrative	36,084	153,422	(117,338)
Minority interest	76,997	27,058	49,939

Total expenses for the 2007 Quarter decreased $2,149,136, or 50.8% as compared to the 2006 Quarter.  The decrease in total expenses was primarily due to the decrease in depreciation and amortization, maintenance and general and administrative expense.  The decrease in depreciation and amortization was primarily due to the sale of the Aircraft and engines in March 2007 and the extension of our lease with Cathay for Cathay 123 during March 2006, which reduced monthly depreciation expense. The maintenance expense for the 2006 Quarter was due to a one-time charge for required maintenance and overhaul costs for Cathay 123; there was no maintenance expense incurred for the 2007 Quarter. The decrease in general and administrative expense was primarily due to the decrease in state partnership taxes paid during the 2007 Quarter.

Net Income(Loss)

As a result of the foregoing factors, the net income was $284,834  for the 2007 Quarter and the net loss was $471,003 for the 2006 Quarter.  The net income per weighted average number of limited partnership units outstanding was $0.38 for the 2007 Quarter and the net loss per weighted average number of limited partnership units outstanding was $0.63 for the 2006 Quarter.

Results of Operations for the Six Months Ended June 30, 2007 (the “2007 Period”) and 2006 (the “2006 Period”)

Revenue for the 2007 Period and 2006 Period are summarized as follows:

	Six Months Ended June 30,
	2007	2006	Change
Total revenue	$4,880,419	$7,810,339	$(2,929,920)

Rental income	5,332,017	8,183,025	(2,851,008)
Finance income	260,783	104,081	156,702
Loss from investments in joint ventures	(158,099)	(994,408)	836,309
Net gain (loss) on sales of equipment	(621,012)	446,313	(1,067,325)
Interest and other income	66,730	71,328	(4,598)

Total revenue for the 2007 Period decreased $2,929,920, or 37.5%, as compared to the 2006 Period.  The decrease in total revenue was primarily due to a decrease in rental income and a loss on sale of equipment, partly offset by a reduction in the loss from joint ventures and an increase in finance income. The decrease in rental income was primarily due to the sale of the Aircraft and engines in March 2007 and the extension of our lease with Cathay for Cathay 123 during March 2006, which resulted in a reduction in monthly rental payments. The reduction in monthly rental payments were approximately $540,000 per month for Aircraft 47820 and approximately $170,000 per month for Cathay 123. The increase in net loss on sales of equipment was primarily due to the $1,025,000 loss recorded on the sale of the Aircraft and engines on March 30, 2007, partly offset by gains on sales of equipment with K-Mart Corporation and various assets sold by Cheyenne and SPK during the 2007 Period that exceeded the gain on sales of equipment by Cheyenne in the 2006 Period. The decrease in total revenue was partly offset by a decrease in the loss from investments in joint ventures resulting from our lease extension with Cathay for Cathay 126 during the 2006 Period, which reduced rental income and the loss from income in joint ventures. The increase in finance income was primarily due to the addition of the Global Crossing lease in the 2007 Period.

Expenses for the 2007 Period and the 2006 Period are summarized as follows:

	Six Months Ended June 30,
	2007	2006	Change
Total expenses	$4,716,616	$9,126,273	$(4,409,657)

Depreciation and amortization	2,621,240	5,259,692	(2,638,452)
Interest	1,727,972	1,742,569	(14,597)
Maintenance expense	-	1,152,698	(1,152,698)
Management fees - General Partner	-	410,842	(410,842)
Administrative expense reimbursements - General Partner	-	161,980	(161,980)
General and administrative	267,226	346,050	(78,824)
Minority interest	100,178	52,442	47,736

Total expenses for the 2007 Period decreased $4,409,657, or 48.3%, as compared to the 2006 Period.  The decrease in total expenses was primarily due to the decrease in depreciation and amortization and maintenance expense. The decrease in depreciation and amortization was primarily due to the sale of the Aircraft and engines in March 2007 and the extension of our lease with Cathay for Cathay 123 during March 2006, which reduced monthly depreciation expense. The maintenance expense for the 2006 Period was due to a one-time charge for required maintenance and overhaul costs for Cathay 123; there was no maintenance expense incurred for the 2007 Period.. The decrease in both management fees – General Partner and administrative expense reimbursements – General Partner was due to our General Partner’s decision, effective May 1, 2006, to waive all future management fees and administrative expense reimbursements, although the General Partner continues to provide these services.

Net Income(Loss)

As a result of the foregoing factors, the net income was $163,803 for the 2007 Period and the net loss was $1,315,934 for the 2006 Period.  The net income per weighted average number of limited partnership units outstanding was $0.22 for the 2007 Period and the net loss per weighted average number of limited partnership units outstanding was $1.76 for the 2006 Period.

Liquidity and Capital Resources

Sources and Uses of Cash

At June 30, 2007, we had cash and cash equivalents of $848,177. The operation then sale or disposal of our assets during our liquidation period which commenced on June 17, 2007 is expected to be our main source of cash from operating and investing activities. Our main use of cash during our liquidation period is expected to be from financing activities.

Operating Activities

Sources of Cash

Our main source of cash from operating activities in the 2007 Period was the collection of receivables from operating and financing leases of approximately $300,000 and $700,000, respectively.

Investing Activities

Sources of Cash

Our primary source of cash from investing activities in the 2007 Period was the proceeds of approximately $5,475,000, $348,000 and $254,000 from the sales of the Aircraft and engines and the equipments on lease with SPK and K-Mart, respectively.

Our primary source of cash from investing activities in the 2006 Period was the proceeds of approximately $836,000 from the sale of one of our majority owned subsidiaries.

Uses of Cash

Our primary use of cash in investing activities in the 2007 Period was the purchase of state-of-the-art telecommunications equipment from various vendors totaling $7,754,746.  The equipment is on lease to Global Crossing as of April 1, 2007.

Financing Activities

Sources of Cash

Our primary source of cash from financing activities during the 2007 Period was from the proceeds from our revolving loan facility of $3,630,000.

Our sole source of cash from financing activities during the 2006 Period was from the proceeds from our revolving loan facility of $1,795,000.

Uses of Cash

Our primary use of cash in financing activities during the 2007 Period was distributions paid to our partners consisting of $2,966,123 to the limited partners and $29,961 to the General Partner.

Our primary use of cash in financing activities during the 2006 Period was distributions paid to our partners consisting of $2,969,057 to the limited partners and $20,001 to the General Partner.

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

As part of the Loan Agreement, the Borrowers are required to comply with certain financial covenants, including, a minimum debt coverage ratio, a tangible net worth covenant, a leverage ratio and a minimum liquidity covenant. The Borrowers are in compliance with these covenants at June 30, 2007. The Loan Agreement prohibits the Borrowers from declaring or paying any distribution to investors if such a payment would cause the Borrowers to become non-compliant with the financial covenants in the Loan Agreement.

In addition, on August 31, 2005, the Borrowers entered into a Contribution Agreement (the “Contribution Agreement”), pursuant to which the Borrowers have agreed to certain restrictions on the amounts and terms of their respective borrowings under the Facility in order to minimize the risk that a Borrower would be unable to repay its portion of the outstanding obligations under the Facility at any time. These restrictions include, but are not limited to, borrowing in excess of the lesser of (a) an amount each Borrower could reasonably expect to repay in one year from its projected cash flow, or (b) the greater of (i) the borrowing base, as defined in the Loan Agreement, as applied to such Borrower and (ii) 50% of the net worth of such Borrower. The Contribution Agreement also provides that, in the event a Borrower pays an amount under the Contribution Agreement in excess of its share of the total obligations under the Facility, whether by reason of an event of default or otherwise, the other Borrowers will immediately make a contribution payment to such Borrower in such amount that the aggregate amount paid by each Borrower reflects its allocable share of the aggregate obligations under the Facility. The Borrowers' obligations to each other under the Contribution Agreement are collateralized by a subordinate lien on the assets of each Borrower. The Borrowers are in compliance with the Contribution Agreement at June 30, 2007 and no amounts are due to or payable by us under the Contribution Agreement.

On December 26, 2006, the Borrowers entered into a Loan Modification Agreement (the “Loan Modification”) to the Loan Agreement. The changes to the Loan Agreement are an extension of the Facility from August 31, 2007 to September 30, 2008 and the lowering of (i) the interest rate for advances under the Facility from the Lender’s prime rate plus 0.25% to the Lender’s prime rate and (ii) the interest rate on the five separate advances that are permitted to be made under the Facility at the rate at which United States dollar deposits can be acquired by the Lender in the London Interbank Eurocurrency Market (the “LIBOR Rate”) plus 2.75% per year to the LIBOR Rate plus 2.5% per year. In addition, pursuant to the terms of the Loan Modification, the Borrowers no longer have to maintain a cash reserve. The interest rate at June 30, 2007 was 8.25%.

On June 20, 2007, the Loan Agreement, the Contribution Agreement and the Loan Modification were modified so that ICON Leasing Fund Twelve, LLC (“Fund Twelve”), an entity also managed by our General Partner, became a permitted borrower. Although Fund Twelve does not have any outstanding borrowings under the Facility, as a result of its entry into the Loan Modification, it is jointly and severally liable for the outstanding balance.

At June 30, 2007, we had $6,755,000 outstanding under the Facility, which represents the entire amount outstanding for all Borrowers.

Our General Partner believes that with the cash we currently have available, the cash being generated from our equipment leases, and the proceeds from equipment sales, is sufficient to continue our operations into the foreseeable future. We have the ability to borrow funds under the Facility if necessary. However, our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect our lessees’ business that are beyond our control.  See “Part II, Item 1A.  Risk Factors.”

Distributions

We paid monthly distributions to our limited partners beginning with the first month after the limited partners’ admission through the termination of our reinvestment period, which was in June 2007. During the liquidation period, we expect to continue to make distributions pursuant to the terms of the partnership agreement. We expect that distributions made during the liquiation period will vary, depending on the timing of the sale of our assets, our receipt of rental income, and income from our investments. We paid distributions to our limited partners for the six months ended June 30, 2007 of $2,966,123. We paid distributions to our General Partner for the six months ended June 30, 2007 of $29,961.

Contractual Obligations and Commitments and Off Balance Sheet Transactions

At June 30, 2007 we have both non-recourse and recourse debt obligations. The lenders have security interests in equipment relating to the non-recourse debt and an assignment of the rental payments under the leases. If the lessee were to default on the non-recourse debt, the equipment would be returned to the lender in extinguishment of the non-recourse debt. At June 30, 2007, our outstanding non-recourse indebtedness was $47,934,933. We are a party to the Facility, as discussed in the financing and borrowings section above. We have $6,755,000 of borrowings under this Facility at June 30, 2007.

Subsequent Event

On August 8, 2007, we sold all of all of our rights in the Engine Modules on lease to TWA, to an unaffiliated third party for a gross sales price of $6,050,000.  In connection with the sale we incurred legal fees and sales commissions of approximately $338,000 and relinquished previously collected security deposits and prepaid rent related to the Engine Modules of approximately $172,000, resulting in net proceeds of approximately $5,540,000 and a gain on sale of approximately $970,000.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the period ended June 30, 2007, as well as the condensed consolidated financial statements and Quarterly Reports on Form 10-Q for the period ended June 30, 2007 for our affiliates, our General Partner carried out an evaluation, under the supervision and with the participation of the management of our General Partner, including its Chief Executive Officer and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our General Partner’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, except as noted below, the Chief Executive Officer and the Principal Financial and Accounting Officer concluded that our General Partner’s disclosure controls and procedures were effective.

While evaluating our General Partner’s disclosure controls and procedures during 2006, our General Partner recognized that greater internal controls were needed to aid in a more efficient closing of our financial statements, thereby requiring our General Partner to hire additional skilled accounting staff. In response, our General Partner hired several additional accounting staff members who are certified public accountants and/or are experienced with public reporting entities, including three additional senior accountants with more than 16, 10 and 9 years, respectively, of experience with public reporting entities, the most senior of those accountants having assumed the responsibilities of the senior vice president of accounting. Our General Partner will continue to evaluate its disclosure controls and procedures to determine their effectiveness and adequacy and will take the steps necessary, in our General Partner’s opinion, to ensure the adequacy of our General Partner’s disclosure controls and procedures.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were 1,000 limited partnership units redeemed during the six months ended June 30, 2007.  The redemption amounts are calculated according to a specified redemption formula in accordance with the partnership agreement.  Redeemed units have no voting rights and do not share in distributions.  The partnership agreement limits the number of limited partnership units which can be redeemed in any one year and redeemed limited partnership units may not be reissued.

Total Number of
	Additional Member	Price Paid Per Additional
	Shares Redeemed	Member Shares
January 1, 2007 through January 31, 2007	-	$-
February 1, 2007 through February 28, 2007	-	$-
March 1, 2007 through March 31, 2007	-	$-
April 1, 2007 through April 30, 2007	-	$-
May 1, 2007 through May 31, 2007	-	$-
June 1, 2007 through June 30, 2007	1,000	$25.30

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters To A Vote Of Security Holders

No matters were submitted to a vote of security holders during the six months ended June 30, 2007.

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

Date: August 10, 2007

/s/ Thomas W. Martin
Thomas W. Martin
Chairman, Chief Executive Officer and President of the General Partner
(Principal Executive Officer)
ICON Capital Corp.
General Partner of ICON Income Fund Eight B L.P.

Date: August 10, 2007

/s/ Michael A. Reisner
Michael A. Reisner
Director, Executive Vice President and Chief Financial Officer of the General Partner
(Principal Financial and Accounting Officer)
ICON Capital Corp.
General Partner of ICON Income Fund Eight B L.P.

23