Form 10-K/A
period 2006-12-31
ICON INCOME FUND EIGHT B LP
filed 2007-08-23
CIK 1121716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number:  333-37504

ICON Income Fund Eight B L.P.
 (Exact name of registrant as specified in its charter)

Delaware	13-4101114
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Fifth Avenue, 4th Floor New York, New York	10011-1505
(Address of principal executive offices)	(Zip Code)

(212) 418-4700
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Units of limited partnership interests

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.                        Yes ☐    No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.         Yes ☐    No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                    Yes ☑    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                                                                                        Yes ☑    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐                                                           Accelerated filer ☐                                                      Non-accelerated filer  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                           Yes ☐    No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last day of the registrant’s most recently completed second fiscal quarter:  Not applicable.

There is no established market for shares of the registrant.

Number of outstanding limited liability company shares of the Registrant on July 31, 2007 is 740,530.

DOCUMENTS INCORPORATED BY REFERENCE
None.

Explanatory Note

ICON Income Fund Eight B L.P. is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on April 4, 2007 (the “Original Filing”) solely for the purposes of amending Item 15-Exhibits, to include the financial statements of ICON Aircraft 126 LLC, which was not able to be timely completed and included in the Original Filing. This Amendment contains the complete text of Item 15. Except as discussed in this Explanatory Note, no other changes have been made to the Original Filing.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	1. Financial Statements

Filed as Item 8 to the Original Filing.

2. Financial Statement Schedules

Financial Statement Schedule II – Valuation and Qualifying Accounts is filed with the Original Filing.  All other schedules, other than those listed above, have been omitted because they are not applicable or the information required to be set forth therein is included in the financial statements or notes thereto.

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

ICON Aircraft 126 LLC
(A Delaware Limited Liability Company)

Consolidated Financial Statements

December 31, 2006, 2005 and 2004

(With Report of Independent Registered Public Accounting Firm Thereon)

ICON Aircraft 126 LLC (A Delaware Limited Liability Company) Table of Contents
Report of Independent Registered Public Accounting Firm.......................................................................................................................................	1
Consolidated Balance Sheets at December 31, 2006 and 2005...................................................................................................................................	2
Consolidated Statements of Operations and Changes in Members’ Equity For the Years Ended December 31, 2006, 2005 and 2004......................................................................................................................................	3
Consolidated Statements of Cash Flows For the Years Ended December 31, 2006, 2005 and 2004 .....................................................................................................................................................................	4
Notes to Consolidated Financial Statements.............................................................................................................................................................	5 - 9

The Members
ICON Aircraft 126 LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the consolidated balance sheets of ICON Aircraft 126 LLC (a Delaware limited liability company) and its subsidiary as of December 31, 2006 and 2005 and the related consolidated statements of operations and changes in members’ equity and cash flows for each of the three years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the financial position of ICON Aircraft 126 LLC as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ Hays & Company LLP

August 20, 2007
New York, New York

ICON Aircraft 126 LLC
(A Delaware Limited Liability Company)
Consolidated Balance Sheets
December 31,

ASSETS

	2006	2005
Investment in operating lease:
Equipment, at cost	$77,523,584	$77,523,584
Accumulated depreciation	(20,556,920)	(16,441,487)

Net investment in operating lease	56,966,664	61,082,097

Other assets, net	345,579	1,836,631

Total assets	$57,312,243	$62,918,728

LIABILITIES AND MEMBERS' EQUITY

Notes payable - non-recourse	$49,551,697	$53,874,160
Deferred rental income	128,571	-
Accrued interest	251,000	221,410

Total liabilities	49,931,268	54,095,570

Commitments and contingencies

Members' equity	7,380,975	8,823,158

Total liabilities and members' equity	$57,312,243	$62,918,728

See accompanying notes to consolidated financial statements

ICON Aircraft 126 LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Operations and Changes in Members' Equity
Years Ended December 31,

	2006	2005	2004
Revenue:
Rental income	$6,753,785	$8,190,414	$8,190,414
Interest income	62,883	40,920	50,282

Total revenue	6,816,668	8,231,334	8,240,696

Expenses:
Depreciation and amortization	4,148,392	4,381,687	4,381,687
Interest	3,089,780	3,053,805	3,332,187
General and administrative	50,002	-	-
Aircraft maintenance	1,152,698	-	-

Total expenses	8,440,872	7,435,492	7,713,874

Net (loss) income	(1,624,204)	795,842	526,822

Members' equity, beginning of year	8,823,158	8,027,316	7,500,494

Contributions received	182,021	-	-

Members' equity, end of year	$7,380,975	$8,823,158	$8,027,316

See accompanying notes to consolidated financial statements

ICON Aircraft 126 LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows
Years Ended December 31,

	2006	2005	2004
Cash flows from operating activities:
Net (loss) income	$(1,624,204)	$795,842	$526,822
Adjustments to reconcile net (loss) income to net cash
used in operating activities:
Rental income paid directly to lenders by lessees	(6,753,785)	(8,190,414)	(8,190,414)
Interest income on maintenance reserve	(55,784)	(40,920)	(50,282)
Depreciation and amortization	4,148,392	4,381,687	4,381,687
Interest expense on non-recourse financing paid
directly to lenders by lessees	3,060,190	3,085,157	3,344,752
Change in operating liabilities:
Other assets	885,009	-	-
Deferred rental income	128,571	-	-
Accrued interest	29,590	(31,352)	(12,565)

Net cash used in operating activities	(182,021)	-	-

Cash flows from financing activities:
Contributions received	182,021	-	-

Net increase in cash	-	-	-
Cash, beginning of year	-	-	-

Cash, end of year	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Principal and interest paid directly to lenders by lessees	$6,753,785	$7,798,560	$7,798,560
Other assets used to pay down non-recourse debt	$582,509	$-	$-

See accompanying notes to consolidated financial statements

ICON Aircraft 126 LLC
(A Delaware Limited Liability Company)
Notes To Consolidated Financial Statements
December 31, 2006, 2005 and 2004

(1)	Organization

ICON Aircraft 126 LLC (the “LLC”) was formed on February 15, 2002 as a Delaware limited liability company. The LLC is a joint venture between two affiliated entities, ICON Income Fund Eight B L.P. (“Fund Eight B”) and ICON Income Fund Nine, LLC (“Fund Nine”). Fund Eight B and Fund Nine each have a 50% interest in the LLC’s profits, losses and cash distributions.

On March 4, 2002, the LLC acquired all of the outstanding shares of Delta Aircraft Leasing Limited (“D.A.L.”), a Cayman Islands registered company, for approximately $75,288,000, which was comprised of approximately $4,250,000 of cash and the assumption of approximately $70,277,000 of non-recourse debt. D.A.L owns, through an owner trust, an Airbus A340-313X aircraft which is on lease to Cathay Pacific Airways Limited (“Cathay”). The lender has a security interest in the aircraft and an assignment of the rental payments under the lease. The lease was initially scheduled to expire in March 2006 but has been extended until July 1, 2011.

The General Partner/Manager of the both the LLC’s members is ICON Capital Corp. (the “Manager”), a Delaware corporation. The Manager indirectly manages and controls the business affairs of the LLC's assets under the terms of separate limited partnership and operating agreements with Fund Eight B and Fund Nine.  The LLC paid the Manager approximately $2,236,000 in acquisition fees in connection with the acquisition of the D.A.L. shares.

(2)	Summary of Significant Accounting Policies

Consolidation

The consolidated financial statements include the accounts of the LLC and its wholly-owned subsidiary.  All intercompany accounts and transactions have been eliminated in consolidation.

Investment in Operating Lease

Investment in operating lease is stated at cost less accumulated depreciation. Depreciation is being provided for using the straight-line method over the term of the related equipment lease to its estimated residual value at lease end. Upon the final disposition of the equipment, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is reflected in the consolidated statement of operations. Revenues from operating leases are recognized on a straight line basis over the lives of the related leases.

Asset Impairments

The LLC's assets are periodically reviewed, at least annually, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value.  If there is an indication of impairment, the LLC estimates the future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows.  If an impairment is determined to exist, an impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.

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
(A Delaware Limited Liability Company)
Notes To Consolidated  Financial Statements
December 31, 2006, 2005 and 2004

(2)	Summary of Significant Accounting Policies - continued

Recent Accounting Pronouncements

In April 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Financial Instruments” (“SFAS 155”), an amendment to SFAS No. 133 (“SFAS 133”) and SFAS No. 140. SFAS 155 addresses what had been characterized as a temporary exemption from the application of the bifurcation requirements of SFAS 133 to beneficial interests in securitized financial assets. The adoption of SFAS 155 did not have any impact on the LLC’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157 “Accounting for Fair Value Measurements” (“SFAS 157”).  SFAS 157 establishes a separate framework for determining fair values of assets and liabilities that are required by other authoritative pronouncements to be measured at fair value. In addition, SFAS 157 incorporates and clarifies the guidance in FASB Concepts Statement No. 7 regarding the use of present value techniques in measuring fair value. SFAS 157 is effective for financial statements with fiscal years beginning after November 15, 2007. The Manager is currently evaluating the impact of this pronouncement, but does not currently believe it will have a material impact on the LLC’s consolidated financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 expresses the views of the SEC staff regarding the process of quantifying the materiality of financial misstatements. SAB 108 requires both the balance sheet and income statement approaches be used when quantifying the materiality of misstated amounts. In addition, SAB 108 contains guidance on correcting errors under the dual approach and provides transition guidance for correcting errors existing in prior years. SAB 108 is effective for the fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have an impact on the LLC’s consolidated financial statements.

The Manager does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

(3)	Investment in Operating Lease

The LLC’s sole investment at both December 31, 2006 and 2005 is an Airbus A340-313X aircraft on lease to Cathay. The lease was initially scheduled to expire in March 2006 but has been extended until July 1, 2011.

The LLC had a commitment with respect to the aircraft to pay certain of the maintenance overhaul costs, which were incurred on or prior to March 27, 2006. The LLC had established a maintenance account, which totaled prior to paying the maintenance overhaul cost, approximately $1,385,000 to pay for its portion of these costs. This account was funded by the lessee in accordance with the terms of the original lease. The LLC’s obligations to make payments into the maintenance account ceased in February 2006. During September 2006, approximately $1,153,000 was paid for the maintenance costs. The excess cash remaining of approximately $232,000, which includes interest accreted in the amount of approximately $31,000 through December 31, 2006, is included in other assets, net in the accompanying consolidated financial statements and will be used to pay down the principal balance of the related non-recourse debt.

ICON Aircraft 126 LLC
(A Delaware Limited Liability Company)
Notes To Consolidated Financial Statements
December 31, 2006, 2005 and 2004

(3)	Investment in Operating Lease - continued

In connection with the original purchase of the aircraft, the owner trustee entered into two first priority charge on cash deposit agreements pursuant to which the maintenance account for the aircraft owned by the LLC was cross-collateralized with the maintenance account for another Cathay aircraft owned by ICON Aircraft 123 LLC (“ICON 123”) which is a wholly-owned subsidiary of Fund Eight B. Under the terms of this agreement, the LLC was required to pay on behalf of ICON 123 any maintenance cost shortfalls incurred by the affiliate. On January 30, 2007, the LLC paid approximately $143,000 in maintenance costs from the remaining balance in its maintenance account on behalf of ICON 123. The maintenance account and related security interest were then terminated. ICON 123 will reimburse the LLC for the maintenance shortfall when the aircraft owned by ICON 123 is sold.

Non-cancelable minimum annual rentals over the next five years are as follows:

Years Ending
December 31,
2007	$6,540,000
2008	$6,540,000
2009	$6,540,000
2010	$5,940,000
2011	$2,970,000

(4)	Note Payable - Non-Recourse

Simultaneously with the lease extension, the LLC, through the owner trustee, refinanced the non-recourse debt associated with the aircraft. The refinancing was done because the original non-recourse debt of approximately $52,850,000 was due to be repaid on March 27, 2006. The LLC established, under the original lease, a reserve account totaling approximately $583,000, which was used to reduce the balloon payment to approximately $52,267,000. The refinanced non-recourse debt, which accrues interest at the London Interbank Offered Rate (“LIBOR”) plus 1.165%, matures on July 1, 2011 and requires a balloon payment of approximately $33,140,000. The variable interest rate of the refinanced debt was fixed at 6.104% under the terms of the debt agreement effective October 3, 2006.

During 2006, the LLC received $182,020 of capital contributions from both of its members of which $50,000 was for amounts paid by its members’ relating to the maintenance reserve account and $132,020 related to costs paid by its members relating to the refinancing of the non-recourse debt.

Principal maturities of the LLC’s refinanced non-recourse debt over the next five years consist of following:

Years Ending
December 31,
2007	$3,561,180
2008	$3,788,142
2009	$4,029,568
2010	$3,826,977
2011	$34,345,830

ICON Aircraft 126 LLC
(A Delaware Limited Liability Company)
Notes To Consolidated Financial Statements
December 31, 2006, 2005 and 2004

(5)	Residual Sharing Agreement

The LLC is a party to a residual sharing agreement (the “Airtrade Residual Sharing Agreement”) with ICON 123, and Airtrade Capital Corp. (“Airtrade”). Pursuant to the terms of the Airtrade Residual Sharing Agreement, all proceeds received in connection with the sale or lease extension of the aircrafts owned by the LLC and ICON 123 in excess of $8,500,000 (in the aggregate) of the debt associated with each aircraft (net of expenses) will be allocated 55% to the LLC or ICON 123, as applicable, and 45% will be allocated to Airtrade.

(6)	Fair Value of Financial Instruments

SFAS No. 107, "Disclosures About Fair Values of Financial Instruments," requires disclosures about the fair value of financial instruments. Separate disclosure of fair value information at December 31, 2006 and 2005 with respect to the LLC's assets and liabilities is not separately provided since (i) SFAS No. 107 does not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets, other than lease related investments, and the recorded value of non-recourse debt, approximates fair market value due to their short term maturities. The estimated fair value of the LLC’s non-recourse notes payable at December 31, 2006 was approximately $33,840,000. The estimated fair value of the LLC’s non-recourse notes payable at December 31, 2005 was approximately the same as the book value due to the remaining short-term of this obligation.

(7)	Transactions with Related Parties

The LLC does not maintain a separate bank account and therefore, from time-to-time in the normal course of operations, the LLC’s members’ will pay certain operating and general and administrative expenses on behalf of the LLC in proportion with their member interests. The Manager has determined that these expenses are not material to the LLC’s operations.

The financial condition and results of operations of the LLC, as reported, are not necessarily indicative of the results that would have been reported had the LLC operated completely independently.

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
General Partner of the Registrant

Dated: August 23, 2007

/s/ Thomas W. Martin
Thomas W. Martin
Chairman, Chief Executive Officer and President of the General Partner
(Principal Executive Officer)
ICON Capital Corp.
General Partner of ICON Income Fund Eight B L.P.

Dated: August 23, 2007

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

10