Form 10-Q
period 2007-09-30
ICON INCOME FUND EIGHT B LP
filed 2007-11-13
CIK 1121716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

quarterly period ended	September 30, 2007

[  ]           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

transition period from	to

Commission_File_Number_	333-37504

ICON Income Fund Eight B L.P.
(Exact name of registrant as specified in its charter)

Delaware	13-4101114
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

100 Fifth Avenue, 4th Floor, New York, New York	10011-1505
(Address of principal executive offices)	(Zip code)

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

Number of outstanding limited partnership units of the registrant on October 31, 2007 is 740,530.

PART I – FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Condensed Consolidated Balance Sheets

Assets

	September 30,
	2007	December 31,
	(unaudited)	2006
Current assets
Cash and cash equivalents	$590,699	$888,290
Current portion of net investment in finance leases	1,663,153	67,667
Accounts Receivable	14,618	1,593,778
Other current assets	4,725	1,397,527

Total current assets	2,273,195	3,947,262

Non-current assets
Net investments in finance leases, less current portion	5,429,142	-
Leased equipment at cost, (less: accumulated depreciation of $25,148,687 and $43,018,821, respectively)	54,156,400	68,969,109
Equipment held for sale	-	140,400
Investments in joint ventures	3,466,787	4,315,573
Other non-current assets, net	1,362,448	1,405,017

Total non-current assets	64,414,777	74,830,099

Total Assets	$66,687,972	$78,777,361

Liabilities and Partners' Equity

Current liabilities
Accrued expenses and other liabilities	$435,342	$2,166,028
Current portion of non-recourse long-term debt	3,739,072	6,430,655
Due to General Partner and affiliates	143,070	-
Deferred rental income	245,454	138,021
Revolving line of credit, recourse	1,255,000	3,125,000

Total current liabilities	5,817,938	11,859,704

Non-current liabilities
Non-recourse long-term debt, net of current portion	43,324,361	46,142,220

Total Liabilities	49,142,299	58,001,924

Minority Interest	-	498,287

Commitments and contingencies

Partners' Equity
General Partner	(473,637)	(446,575)
Limited Partners	18,019,310	20,723,725

Total Partners' Equity	17,545,673	20,277,150

Total Liabilities and Partners' Equity	$66,687,972	$78,777,361

See accompanying notes to condensed consolidated financial statements.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenue:
Rental income	$1,654,645	$3,505,650	$6,986,662	$11,688,675
Finance income	247,408	21,963	508,191	126,044
Loss from investments in joint ventures	(64,959)	(727,631)	(223,058)	(1,722,039)
Net gain (loss) on sales of equipment	1,052,787	(103,755)	431,775	342,558
Interest and other income	687	32,219	67,417	103,547

Total revenue	2,890,568	2,728,446	7,770,987	10,538,785

Expenses:
General and administrative	74,085	87,983	341,311	1,586,731
Depreciation and amortization	999,505	2,828,231	3,620,745	8,087,923
Impairment loss	-	319,770	-	319,770
Management fees - General Partner	-	-	-	410,842
Administrative expense reimbursements - General Partner	-	-	-	161,980
Interest	849,362	1,092,317	2,577,334	2,834,886
Minority interest	-	285,385	100,178	337,827

Total expenses	1,922,952	4,613,686	6,639,568	13,739,959

Net income (loss)	$967,616	$(1,885,240)	$1,131,419	$(3,201,174)

Net income (loss) allocable to:
Limited Partners	$957,940	$(1,866,388)	$1,120,105	$(3,169,162)
General Partner	9,676	(18,852)	11,314	(32,012)

	$967,616	$(1,885,240)	$1,131,419	$(3,201,174)

Weighted average number of limited partnership
units outstanding	740,530	741,530	741,138	741,824

Net income (loss) per weighted average limited
partnership unit outstanding	$1.29	$(2.52)	$1.51	$(4.27)

See accompanying notes to condensed consolidated financial statements.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Condensed Consolidated Statement of Changes in Partners' Equity
(unaudited)

	Limited
	Partnership			Total
	Units	Limited	General	Partners'
	Outstanding	Partners'	Partner	Equity
Opening balance, January 1, 2006	742,830	$27,317,628	$(380,487)	$26,937,141

Limited partnership units redeemed	(1,300)	(51,135)	-	(51,135)
Cash distributions to partners	-	(5,934,486)	(59,944)	(5,994,430)
Net loss	-	(608,282)	(6,144)	(614,426)

Period ended December 31, 2006	741,530	20,723,725	(446,575)	20,277,150

Cash distributions to partners	-	(1,483,061)	(14,980)	(1,498,041)
Net loss	-	(119,821)	(1,210)	(121,031)

Period ended March 31, 2007	741,530	19,120,843	(462,765)	18,658,078

Limited partnership units redeemed	(1,000)	(25,298)	-	(25,298)
Cash distributions to partners	-	(1,483,062)	(14,981)	(1,498,043)
Net income	-	281,986	2,848	284,834

Period ended June 30, 2007	740,530	17,894,469	(474,898)	17,419,571
		-	-	-
Cash distributions to partners	-	(833,099)	(8,415)	(841,514)
Net income	-	957,940	9,676	967,616

Period ended September 30, 2007	740,530	$18,019,310	$(473,637)	$17,545,673

See accompanying notes to condensed consolidated financial statements.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30,
(unaudited)

	2007	2006
Cash flows from operating activities:
Net income (loss)	$1,131,419	$(3,201,174)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Rental income paid directly to lenders by lessees	(6,483,206)	(11,293,412)
Finance income	(508,191)	(126,044)
Net gain on sales of equipment	(431,775)	(342,558)
Loss from investments in joint ventures	223,058	1,722,039
Impairment loss	-	319,770
Depreciation and amortization	3,620,745	8,087,923
Interest expense on non-recourse financing paid directly to lenders by lessees	2,265,881	2,765,542
Minority interest	100,178	337,827
Changes in operating assets and liabilities:
Collection of principal - non-financed receivables	1,324,242	631,420
Accounts receivable	287,043	126,519
Due to General Partner and affiliates	143,070	142,836
Other assets	(79,718)	822,551
Deferred rental income	109,121	401,946
Accrued expenses and other liabilities	(261,139)	1,197,855

Net cash provided by operating activities	1,440,728	1,593,040

Cash flows from investing activities:
Distributions received from joint ventures	633,828	-
Proceeds from sales of equipment and sales advances received	11,783,785	924,309
Purchase of leased equipment	(7,754,746)	-

Net cash provided by investing activities	4,662,867	924,309

Cash flows from financing activities:
Cash distributions to partners	(3,837,598)	(4,497,089)
Proceeds from revolving line of credit	3,630,000	2,340,000
Repayment of revolving line of credit	(5,500,000)	-
Distributions to minority interest in joint venture	(668,290)	(271,238)
Cash paid for redemption of limited partnership units	(25,298)	(51,135)

Net cash used in financing activities	(6,401,186)	(2,479,462)

Net (decrease) increase in cash and cash equivalents	(297,591)	37,887
Cash and cash equivalents, beginning of the period	888,290	964,730

Cash and cash equivalents, end of the period	$590,699	$1,002,617

See accompanying notes to condensed consolidated financial statements.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30,
(unaudited)

	2007	2006
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$311,453	$64,537

Supplemental disclosure of non-cash investing and financing activities:
Principal and interest paid directly to lenders by lessees	$7,775,323	$12,772,561
Escrow utilized to pay non-recourse debt	$-	$281,868
Transfer of leased equipment to direct finance lease	$7,743,990	$403,565
Transfer of leased equipment to equipment held for sale	$-	$108,800
Transfer of equipment from direct finance lease to equipment held for sale	$-	$37,120

See accompanying notes to condensed consolidated financial statements.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Condensed Consolidated Financial Statements
September 30, 2007
(unaudited)

(1)	Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements of ICON Income Fund Eight B L.P. (the “Partnership”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of ICON Capital Corp. (the “General Partner”), all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006.  The results for the interim period are not necessarily indicative of the results for the full year.

The condensed consolidated financial statements include the accounts of the Partnership and its majority owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The Partnership accounts for its non-controlling interests in joint ventures where the Partnership has influence over financial and operational matters, generally greater than 5% but less than 50% ownership interest, under the equity method of accounting.  In such cases, the Partnership’s original investments are recorded at cost and adjusted for its share of earnings, losses and distributions.  The Partnership accounts for investments in joint ventures where the Partnership has virtually no influence over financial and operational matters using the cost method of accounting. In such cases, the Partnership’s original investments are recorded at cost and any distributions received are recorded as revenue.  All of the Partnership’s investments in joint ventures are subject to its impairment review policies.

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
September 30, 2007
(unaudited)

(2)	Organization - continued

The Partnership invested most of the net proceeds from its offering in items of equipment that were subject to a lease.  After the net offering proceeds were invested, additional investments were made with the cash generated from the Partnership’s initial investments to the extent that cash was not needed for expenses, reserves and distributions to partners. The investment in additional equipment in this manner is called “reinvestment.”

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

Partners’ capital accounts are increased for their initial capital contribution plus their proportionate share of earnings and decreased by their proportionate share of losses and distributions. Profits, losses, cash distributions and liquidation proceeds are allocated 99% to the limited partners and 1% to the General Partner until each limited partner has received cash distributions and liquidation proceeds sufficient to reduce their adjusted capital contribution account to zero and have received, in addition, other distributions and allocations that provide an 8% per year cumulative return on their outstanding adjusted capital contribution account.  After such time, distributions will be allocated 90% to the limited partners and 10% to the General Partner.

(3)	Summary of Significant Accounting Policies

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

(4)	Net Investments in Finance Leases

On December 31, 2006, the Partnership had an investment in finance leases consisting of 120 Noritsu Optical/Digital photo processing mini-labs subject to lease with K-Mart Corporation (“K-Mart”). The leases were scheduled to expire on various dates through April 2008. On February 9, 2007, the Partnership sold all of the remaining equipment previously on lease to K-Mart for approximately $254,000 and recognized a gain on the sale of the equipment of approximately $111,000.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Condensed Consolidated Financial Statements
September 30, 2007
(unaudited)

(4)	Net Investments in Finance Leases - continued

During March 2007, the Partnership purchased state-of-the-art telecommunications equipment totaling approximately $7,858,000 from various vendors, which is being leased to Global Crossing Telecommunications, Inc. (“Global Crossing”) effective April 1, 2007.  The lease expires on March 31, 2011. Monthly rent is payable in advance on the first business day of each month.  An initial direct cost of legal fees of approximately $124,000 was incurred as part of the purchase. The General Partner did not take any acquisition fees on the purchase.

Non-cancelable minimum annual amounts due on investments in finance leases over the next five years are as follows at:

December 31,
2007	$394,261
2008	$1,722,284
2009	$1,980,573
2010	$2,277,599
2011	$620,891

(5)	Investments in Leased Equipment at Cost

Investments in leased equipment at cost consist of the following at September 30, 2007 and at December 31, 2006:

	September 30, 2007	December 31, 2006
Aircraft and aircraft related equipment	$77,505,910	$107,935,824
Material handling, telecommunication, over the road rolling
stock, manufacturing and computer equipment	1,799,177	4,052,106
	79,305,087	111,987,930
Accumulated depreciation	(25,148,687)	(43,018,821)
	$54,156,400	$68,969,109

ICON Aircraft 47820 LLC (“Aircraft 47820”) was a joint venture between the Partnership and ICON Income Fund Nine, LLC (“Fund Nine”), an entity also managed by the General Partner, whose ownership interests were 90% and 10%, respectively. Aircraft 47820 was formed for the purpose of acquiring an investment in a McDonnell Douglas DC-10-30F aircraft and two spare engines (the “Aircraft and engines”) on lease to Federal Express Corporation (“FedEx”) that was scheduled to expire on March 31, 2007.

On March 30, 2007, Aircraft 47820 sold the Aircraft and engines to FedEx for $5,475,000 and recognized a loss on the sale of the Aircraft of approximately $1,025,000. The final lease payment was paid to the lender, satisfying all remaining debt obligations.

On August 8, 2007, the Partnership sold all of its rights in five Pratt and Whitney 2037 aircraft engine modules on lease to American Airlines, Inc. (formerly TWA Airlines LLC), to an unaffiliated third party for a gross sales price of $6,050,000.  In connection with the sale, the Partnership incurred legal fees and sales commissions of approximately $331,000 and relinquished previously collected security deposits and prepaid rent related to the engine modules of approximately $172,000, resulting in net proceeds to the Partnership of approximately $5,547,000 and a gain on sale of approximately $1,042,000.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Condensed Consolidated Financial Statements
September 30, 2007
(unaudited)

(5)	Investments in Leased Equipment at Cost - continued

The Partnership has a 100% interest in one Airbus A340-313X aircraft (“Cathay 123”) and a 50% interest in a second Airbus A340-313X aircraft (“Cathay 126”), both on lease to Cathay Pacific Airways Limited (“Cathay”).  The Partnership had a commitment to pay a portion of the Cathay maintenance overhaul costs, which were incurred on or prior to March 14, 2006. Under the original lease, a maintenance reserve cash account was established to pay for the Partnership’s portion of these costs for the 100% owned aircraft.  In January 2007, the balance in the reserve account of approximately $1,403,000, inclusive of accreted interest, was used to pay the maintenance and overhaul costs. Cathay 123 borrowed approximately $143,000 from Cathay 126 to repay the total maintenance overhaul cost of approximately $1,546,000.

(6)	Investments in Joint Ventures

ICON Aircraft 46835 LLC

ICON Aircraft 46835 LLC (“Aircraft 46835”) was a joint venture between the Partnership and Fund Nine, whose ownership interests were 15% and 85%, respectively. Aircraft 46835 was formed for the purpose of acquiring an investment in a McDonnell Douglas DC-10-30F Aircraft (the “Aircraft”) on lease with FedEx that was scheduled to expire on March 31, 2007.

On March 30, 2007, Aircraft 46835 sold the Aircraft to FedEx for $4,260,000 and recognized a loss on the sale of the Aircraft of approximately $640,000. The final lease payment was paid to the lender, satisfying all remaining debt obligations.

ICON SPK 2023-A, LLC

ICON SPK 2023-A, LLC (“SPK”) was a joint venture between the Partnership and Fund Nine, whose ownership interests were 74.87% and 25.13%, respectively. During the second quarter of 2007, SPK sold all of its remaining equipment to a third party for total sales proceeds of approximately $348,000.  SPK recognized a gain on sale of approximately $264,000.

ICON Cheyenne, LLC

ICON Cheyenne, LLC (“Cheyenne”) was a joint venture among the Partnership, ICON Cash Flow Partners L.P. Seven and ICON Income Fund Eight A L.P., entities also managed by the General Partner, that had ownership interests of 97.73%, 1.27%, and 1.00%, respectively. During the second quarter of 2007, Cheyenne sold all of its remaining equipment to a third party for total sales proceeds of approximately $111,000.  Cheyenne recognized a total gain on sale of approximately $110,000.

(7)	Non-Recourse Long-Term Debt

The Partnership’s long-term debt is non-recourse to the Partnership and is paid directly to the lender by the lessee and accrues interest at 6.1095% per year. The outstanding balance of the non-recourse debt at September 30, 2007 was $47,063,433.

The Partnership had another non-recourse long-term debt obligation in connection with Aircraft 47820 which was also paid directly to the lender by the lessee. The debt accrued interest at 4.035%. The final lease payment of approximately $2,900,000 was paid to the lender of the non-recourse debt upon the sale of the Aircraft and engines (see Note 5), satisfying all remaining debt obligations.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Condensed Consolidated Financial Statements
September 30, 2007
(unaudited)

(8)	Revolving Line of Credit - Recourse

On August 31, 2005, the Partnership, together with certain of its affiliates (entities sponsored and organized by the General Partner), Fund Nine, ICON Income Fund Ten, LLC, and ICON Leasing Fund Eleven, LLC (collectively, the “Borrowers”) entered into a Commercial Loan Agreement (the “Loan Agreement”), with California Bank & Trust (the “Lender”). The Loan Agreement provides for a revolving line of credit of up to $17,000,000 pursuant to a senior secured revolving loan facility (the “Facility”) which is secured by all assets of the Borrowers not subject to a first priority lien, as defined in the Loan Agreement. Each of the Borrowers is jointly and severally liable for all amounts borrowed under the Facility. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain lease agreements in which the Borrowers have a beneficial interest.

As part of the Loan Agreement, the Borrowers are required to comply with certain financial covenants, including, a minimum debt coverage ratio, a tangible net worth covenant, a leverage ratio and a minimum liquidity covenant. The Borrowers are in compliance with these covenants at September 30, 2007. The Loan Agreement prohibits the Borrowers from declaring or paying any distribution to investors if such a payment would cause the Borrowers to become non-compliant with the financial covenants in the Loan Agreement.

In addition, on August 31, 2005, the Borrowers entered into a Contribution Agreement (the “Contribution Agreement”), pursuant to which the Borrowers have agreed to certain restrictions on the amounts and terms of their respective borrowings under the Facility in order to minimize the risk that a Borrower would be unable to repay its portion of the outstanding obligations under the Facility at any time. These restrictions include, but are not limited to, borrowing in excess of the lesser of (a) an amount each Borrower could reasonably expect to repay in one year from its projected cash flow, or (b) the greater of (i) the borrowing base, as defined in the Loan Agreement, as applied to such Borrower and (ii) 50% of the net worth of such Borrower. The Contribution Agreement also provides that, in the event a Borrower pays an amount under the Contribution Agreement in excess of its share of the total obligations under the Facility, whether by reason of an event of default or otherwise, the other Borrowers will immediately make a contribution payment to such Borrower in such amount that the aggregate amount paid by each Borrower reflects its allocable share of the aggregate obligations under the Facility. The Borrowers' obligations to each other under the Contribution Agreement are collateralized by a subordinate lien on the assets of each Borrower. The Borrowers are in compliance with the Contribution Agreement at September 30, 2007 and no amounts are due to or payable by the Partnership under the Contribution Agreement.

On December 26, 2006, the Borrowers entered into a Loan Modification Agreement (the “Loan Modification”) to the Loan Agreement. The changes to the Loan Agreement are an extension of the Facility from August 31, 2007 to September 30, 2008 and the lowering of (i) the interest rate for advances under the Facility from the Lender’s prime rate plus 0.25% to the Lender’s prime rate and (ii) the interest rate on the five separate advances that are permitted to be made under the Facility at the rate at which United States dollar deposits can be acquired by the Lender in the London Interbank Eurocurrency Market (the “LIBOR Rate”) plus 2.75% per year to the LIBOR Rate plus 2.5% per year. In addition, pursuant to the terms of the loan modification, the Borrowers no longer have to maintain a cash reserve. The interest rate at September 30, 2007 was 7.75%.

On June 20, 2007, the Loan Agreement, the Contribution Agreement and the Loan Modification were modified so that ICON Leasing Fund Twelve, LLC (“Fund Twelve”), an entity also managed by the General Partner, became a permitted borrower. Fund Twelve, as a result of its entry into the Loan Modification, is jointly and severally liable for the outstanding balance.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Condensed Consolidated Financial Statements
September 30, 2007
(unaudited)
(8)	Revolving Line of Credit - Recourse - continued

On August 21, 2007, the Partnership repaid $5,500,000 of borrowings under the Facility, reducing the Partnership’s outstanding balance at September 30, 2007 to $1,255,000.

On September 20, 2007, Fund Twelve borrowed an aggregate amount of $5,000,000 under the Facility. The total outstanding balance for all Borrowers under the Facility at September 30, 2007 was $6,255,000. Subsequent to September 30, 2007, Fund Twelve repaid $5,000,000 of borrowings under the Facility.

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

Administrative expense reimbursements are costs incurred by the General Partner and necessary to the Partnership’s operations.  These costs include the General Partner’s legal, accounting, investor relations and operations personnel, as well as professional fees and other costs that are charged to the Partnership based upon the percentage of time such personnel dedicate to the Partnership.  Excluded are salaries and related costs, travel expenses and other administrative costs incurred by individuals with a controlling interest in the General Partner or expenses for rent, depreciation or utilities of the General Partner.

Although the General Partner continues to provide these services, effective May 1, 2006, the General Partner waived its rights to all future management fees and administrative expense reimbursements.

The General Partner also has a 1% interest in the Partnership’s profits, losses, cash distributions and liquidation proceeds.  The Partnership paid distributions to the General Partner $38,376 for the nine months ended September 30, 2007 and $59,944 for the year ended December 31, 2006.  The General Partner’s interest in the Partnership’s net income and loss for the three months ended September 30, 2007 and 2006 was $9,676 and $18,852, respectively. The General Partner’s interest in the Partnership’s net income and loss for the nine months ended September 30, 2007 and 2006 was $11,314 and $32,012, respectively.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Condensed Consolidated Financial Statements
September 30, 2007
(unaudited)

(9)	Transactions with Related Parties - continued

There were no charges for the nine months ended September 30, 2007, since the fees were waived effective May 1, 2006. However, if the fees were not waived, the total management fees for the three and nine months ended September 30, 2007 would have been approximately $77,000 and $347,000, respectively. If the fees for total administrative expense reimbursements were not waived for the three and nine months ended September 30, 2007, the fees would have been approximately $100,000 and $344,000, respectively.

Fees and other expenses charged to operations by the Partnership and paid to the General Partner or its affiliates for the nine months ended September 30,  2006, were as follows:

			Nine Months Ended
			September 30,
Entity	Capacity	Description	2006
ICON Capital Corp.	General Partner	Management fees	$410,842
ICON Capital Corp.	General Partner	Administrative expense reimbursements	161,980

			$572,822

In January 2007, Cathay 123 repaid the outstanding maintenance and overhaul costs of approximately $1,546,000 with the balance in the reserve account of approximately $1,403,000, inclusive of accreted interest. The remaining balance of approximately $143,000 was borrowed from Cathay 126 and is repayable on demand.

(10)	Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Accounting for Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a separate framework for determining fair values of assets and liabilities that are required by other authoritative GAAP pronouncements to be measured at fair value. In addition, SFAS 157 incorporates and clarifies the guidance in FASB Concepts Statement No. 7 regarding the use of present value techniques in measuring fair value. SFAS 157 is effective for financial statements with fiscal years beginning after November 15, 2007. The Manager is currently evaluating the impact of this pronouncement.

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

At September 30, 2007, our portfolio, which we hold either directly or through joint venture investments with affiliates and others, consists primarily of the following equipment subject to lease:

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

Telecommunications Equipment:

•
We have a 100% interest in state-of-the-art telecommunications equipment purchased and owned by ICON Global Crossing, LLC (“ICON Global Crossing”) and on lease to Global Crossing Telecommunications, Inc. (“Global Crossing”). The lease is scheduled to expire on March 31, 2011.

Energy Equipment:

•	We have a 5.93% interest in the rights to the profits, losses and cash flows from an entity that owns a 50.0% interest in a mobile offshore drilling rig subject to a lease with Rowan Companies, Inc.

Lease and Other Significant Transactions

Sale of ICON Aircraft 47820, LLC

We had a 90.0% interest in ICON Aircraft 47820, LLC (“Aircraft 47820”). Aircraft 47820 was a joint venture with ICON Income Fund Nine, LLC (“Fund Nine”), an entity also managed by our General Partner. On March 30, 2007, Aircraft 47820 sold its sole asset, a McDonnell Douglas DC-10-30F aircraft and two spare engines (the “Aircraft and engines”) on lease to Federal Express Corporation (“FedEx”), for $5,475,000. A loss on sale of the Aircraft and engines of approximately $1,025,000 was recognized by Aircraft 47820.

Sale of ICON Aircraft 46835, LLC

We had a 15.0% interest in ICON Aircraft 46835, LLC (“Aircraft 46835”). Aircraft 46835 was a joint venture with Fund Nine. On March 30, 2007, Aircraft 46835 sold its sole asset, a McDonnell Douglas DC-10-30F aircraft  (the “Aircraft”) on lease to FedEx, for $4,260,000. A loss on sale for the Aircraft of approximately $640,000 was recognized by Aircraft 46835.

Sale of ICON Cheyenne, LLC

We had a 97.73% interest in ICON Cheyenne, LLC (“Cheyenne”). Cheyenne was a joint venture with ICON Cash Flow Partners L.P. Seven and ICON Income Fund Eight A L.P., which are entities also managed by our General Partner. Cheyenne had a portfolio of seven active leases with expiration dates through September 2007.  The portfolio consisted of over the road rolling stock, manufacturing equipment and materials handling equipment. During the second quarter of 2007, Cheyenne sold all of the remaining equipment to a third party for total sales proceeds of approximately $111,000.  A total gain on sale of approximately $110,000 was recognized by Cheyenne.

Sale of ICON SPK 2023-A, LLC

We had a 74.87% interest in ICON SPK 2023-A, LLC (“SPK”).  SPK was a joint venture with Fund Nine, which had a portfolio of five active leases with expiration dates through April 2008.  The portfolio consisted of various equipment leases, including material handling, telecommunication and computer equipment. During the second quarter of 2007, SPK sold all of the remaining equipment to a third party for total sales proceeds of approximately $348,000.  A total gain on sales of approximately $264,000 was recognized by SPK.

Sale of five Pratt and Whitney 2037 aircraft engine modules

We had a 100% interest in five Pratt and Whitney 2037 aircraft engine modules (the “Engine Modules”) on lease to American Airlines, Inc., formerly TWA Airlines, LLC (“TWA”).  On August 8, 2007, we sold all of all of our rights in the Engine Modules to an unaffiliated third party for a gross sales price of $6,050,000. In connection with the sale, we incurred legal fees and sales commissions of approximately $331,000 and relinquished previously collected security deposits and prepaid rent related to the Engine Modules of approximately $172,000, resulting in net proceeds to us of approximately $5,547,000 and a gain on sale of approximately $1,042,000.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Accounting for Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a separate framework for determining fair values of assets and liabilities that are required by other authoritative GAAP pronouncements to be measured at fair value. In addition, SFAS 157 incorporates and clarifies the guidance in FASB Concepts Statement No. 7 regarding the use of present value techniques in measuring fair value. SFAS 157 is effective for financial statements with fiscal years beginning after November 15, 2007. Our Manager is currently evaluating the impact of this pronouncement.

Results of Operations for the Three Months Ended September 30, 2007 (the “2007 Quarter”) and 2006 (the “2006 Quarter”)

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

Revenue for the 2007 Quarter and 2006 Quarter are summarized as follows:

	Three Months Ended September 30,
	2007	2006	Change
Total revenue	$2,890,568	$2,728,446	$162,122

Rental income	1,654,645	3,505,650	(1,851,005)
Finance income	247,408	21,963	225,445
Loss from investments in joint ventures	(64,959)	(727,631)	662,672
Net gain (loss) on sales of equipment	1,052,787	(103,755)	1,156,542
Interest and other income	687	32,219	(31,532)

Total revenue for the 2007 Quarter increased $162,122, or 5.9%, as compared to the 2006 Quarter.  The increase in total revenue was due to the net gain on sales of equipment, decreased losses from investments in joint ventures and increased finance income, partly offset by the decrease in rental income. The increase in the net gain on the sales of equipment was due to the sale of the Engine Modules previously on lease to TWA in the 2007 Quarter. The decrease in the loss from investments in joint ventures was primarily a result of our lease extension with Cathay for Cathay 126 during the 2006 Quarter, which increased the overall number of total rental payments but reduced monthly rentals. The increase in finance income was due to the addition of our interest in equipment on lease to Global Crossing. The increase in revenue was mostly offset by a decrease in rental income, which was due to the sale of the Aircraft and engines previously on lease with FedEx in March 2007 and the extension of our lease with Cathay for Cathay 123 during March 2006, which resulted in a reduction in rental payments. The reduction in rental income was approximately $1,600,000 for Aircraft 47820 and approximately $200,000 for Cathay 123 in the 2007 Quarter.

Expenses for the 2007 Quarter and the 2006 Quarter are summarized as follows:

	Three Months Ended September 30,
	2007	2006	Change
Total expenses	$1,922,952	$4,613,686	$(2,690,734)

General and administrative	74,085	87,983	(13,898)
Depreciation and amortization	999,505	2,828,231	(1,828,726)
Impairment loss	-	319,770	(319,770)
Interest	849,362	1,092,317	(242,955)
Minority interest	-	285,385	(285,385)

Total expenses for the 2007 Quarter decreased $2,690,734, or 58.3% as compared to the 2006 Quarter.  The decrease in total expenses was primarily due to the decrease in depreciation and amortization, as a result of the sale of the Aircraft and engines in March 2007 and the extension of our lease with Cathay for Cathay 123 during March 2006, which increased the overall number of total rental payments and simultaneously decreased the monthly depreciation and amortization expense. The impairment loss expense for the 2006 Quarter was due to our General Partner’s decision that the assets previously on lease with the K-Mart Corporation (“K-Mart”) were impaired. There was no impairment loss recognized in the 2007 Quarter. The decrease in minority interest expense was due to the sale of Aircraft 46835 in early 2007. The decrease in interest expense was primarily due to the refinancing of our debt in connection with the extension of our lease with Cathay for Cathay 123 during March 2006, which resulted in a reduction of interest expense of approximately $240,000 for the 2007 Quarter.

Net Income(Loss)

As a result of the foregoing factors, the net income was $967,616 for the 2007 Quarter and the net loss was $1,885,240 for the 2006 Quarter.  The net income per weighted average number of limited partnership units outstanding was $1.29 for the 2007 Quarter and the net loss per weighted average number of limited partnership units outstanding was $2.52 for the 2006 Quarter.

Results of Operations for the Nine Months Ended September 30, 2007 (the “2007 Period”) and 2006 (the “2006 Period”)

Revenue for the 2007 Period and 2006 Period are summarized as follows:

	Nine Months Ended September 30,
	2007	2006	Change
Total revenue	$7,770,987	$10,538,785	$(2,767,798)

Rental income	6,986,662	11,688,675	(4,702,013)
Finance income	508,191	126,044	382,147
Loss from investments in joint ventures	(223,058)	(1,722,039)	1,498,981
Net gain on sales of equipment	431,775	342,558	89,217
Interest and other income	67,417	103,547	(36,130)

Total revenue for the 2007 Period decreased $2,767,798, or 26.3%, as compared to the 2006 Period.  The decrease in total revenue was primarily due to lower rental income, partly offset by decreased losses from investments in joint ventures and increased finance income. The decrease in rental income was a result of the extension of our lease with Cathay for Cathay 123 during March 2006, which increased the overall number of total rental payments but reduced monthly rental amounts. The sale of the Aircraft and engines and the Engine Modules also resulted in the reduction in rental payments for the 2007 Period. The decrease in revenue was partly offset by a reduction in the loss from joint ventures that resulted from our lease extension with Cathay for Cathay 126 during the 2006 Period, which increased the overall number of total rental payments but reduced monthly rental amounts. The decrease was also offset by an increase in finance income primarily due to the addition of our interest in equipment on lease to Global Crossing in the 2007 Period.

Expenses for the 2007 Period and the 2006 Period are summarized as follows:

	Nine Months Ended September 30,
	2007	2006	Change
Total expenses	$6,639,568	$13,739,959	$(7,100,391)

General and administrative	341,311	1,586,731	(1,245,420)
Depreciation and amortization	3,620,745	8,087,923	(4,467,178)
Impairment loss	-	319,770	(319,770)
Management fees - General Partner	-	410,842	(410,842)
Administrative expense reimbursements - General Partner	-	161,980	(161,980)
Interest	2,577,334	2,834,886	(257,552)
Minority interest	100,178	337,827	(237,649)

Total expenses for the 2007 Period decreased $7,100,391, or 51.7%, as compared to the 2006 Period. The decrease in total expenses was primarily due to the decrease in depreciation and amortization and maintenance expense. The decrease in depreciation and amortization was primarily due to the sale of the Aircraft and engines in March 2007 and the extension of our lease with Cathay for Cathay 123 during March 2006, which increased the overall number of total rental payments and simultaneously decreased the monthly depreciation and amortization expense. The decrease in general and administrative expenses was primarily due to the maintenance expense in the 2006 Period for a one-time charge for required maintenance and overhaul costs for Cathay 123. There was no maintenance expense incurred for the 2007 Period. The decrease in both management fees – General Partner and administrative expense reimbursements – General Partner was due to our General Partner’s decision, effective May 1, 2006, to waive all future management fees and administrative expense reimbursements, despite the General Partner continuing to provide these services. The impairment loss expense for the 2006 Period was due to our General Partner’s decision that the assets previously on lease with K-Mart were impaired. There was no impairment loss recognized for the 2007 Period.

Net Income(Loss)

As a result of the foregoing factors, the net income was $1,131,419 for the 2007 Period and the net loss was $3,201,174 for the 2006 Period.  The net income per weighted average number of limited partnership units outstanding was $1.51 for the 2007 Period and the net loss per weighted average number of limited partnership units outstanding was $4.27 for the Period.

Liquidity and Capital Resources

Sources and Uses of Cash

At September 30, 2007 and 2006, we had cash and cash equivalents of $590,699 and $1,002,617, respectively. Our liquidation period commenced on June 17, 2007. During our liquidation period, our main source of cash is expected to be from operating and investing activities from the sale or disposal of our assets. Our main use of cash during the liquidation period is expected to be for financing activities, in the form of cash distributions to our partners.

Operating Activities

Sources of Cash

Our primary source of cash from operating activities in the 2007 Period was the collection of principal payments from our financing lease with ICON Global Crossing of $1,324,242.

Our primary source of cash from operating activities in the 2006 Period was the collection of principal payments from our financing leases with Regus Business Centre Corp. and K-Mart of approximately $631,000.

Investing Activities

Sources of Cash

Our primary source of cash from investing activities in the 2007 Period was from the proceeds of approximately $6,050,000 and $5,475,000 from the sales of the Engine Modules and the Aircraft and engines, respectively. In addition, approximately $639,000 of distributions was received from Aircraft 46835.

Our primary source of cash from investing activities in the 2006 Period was the proceeds of $924,309 from the sales of equipments for Cheyenne and SPK.

Uses of Cash

Our sole use of cash in investing activities in the 2007 Period was the purchase of state-of-the-art telecommunications equipment from various vendors totaling $7,754,746.  The equipment is on lease to Global Crossing as of April 1, 2007.

Financing Activities

Sources of Cash

Our sole source of cash from financing activities during the 2007 Period was from the proceeds from our revolving line of credit of $3,630,000.

Our sole source of cash from financing activities during the 2006 Period was from the proceeds from our revolving line of credit of $2,340,000.

Uses of Cash

Our primary use of cash in financing activities during the 2007 Period was the $5,500,000 repayment of borrowings from our revolving loan facility and the distributions paid to our partners in the amount of $3,837,598. In addition, $668,290 of distributions were paid to our minority interest holders in Aircraft 47820, Cheyenne and SPK.

Our primary use of cash in financing activities during the 2006 Period was distributions paid to our partners in the amount of $4,497,089. In addition, $271,238 of distributions were paid to our minority interest holders in Cheyenne and SPK.

Revolving Line of Credit - Recourse

On August 31, 2005, we, together with certain of our affiliates (entities sponsored and organized by our General Partner), Fund Nine, ICON Income Fund Ten, LLC, and ICON Leasing Fund Eleven, LLC (collectively, the “Borrowers”) entered into a Commercial Loan Agreement (the “Loan Agreement”), with California Bank & Trust (the “Lender”). The Loan Agreement provides for a revolving line of credit of up to $17,000,000 pursuant to a senior secured revolving loan facility (the "Facility") which is secured by all assets of the Borrowers not subject to a first priority lien, as defined in the Loan Agreement. Each of the Borrowers is jointly and severally liable for all amounts borrowed under the Facility. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain lease agreements in which the Borrowers have a beneficial interest.

As part of the Loan Agreement, the Borrowers are required to comply with certain financial covenants, including, a minimum debt coverage ratio, a tangible net worth covenant, a leverage ratio and a minimum liquidity covenant. The Borrowers are in compliance with these covenants at September 30, 2007. The Loan Agreement prohibits the Borrowers from declaring or paying any distribution to investors if such a payment would cause the Borrowers to become non-compliant with the financial covenants in the Loan Agreement.

In addition, on August 31, 2005, the Borrowers entered into a Contribution Agreement (the “Contribution Agreement”), pursuant to which the Borrowers have agreed to certain restrictions on the amounts and terms of their respective borrowings under the Facility in order to minimize the risk that a Borrower would be unable to repay its portion of the outstanding obligations under the Facility at any time. These restrictions include, but are not limited to, borrowing in excess of the lesser of (a) an amount each Borrower could reasonably expect to repay in one year from its projected cash flow, or (b) the greater of (i) the borrowing base, as defined in the Loan Agreement, as applied to such Borrower and (ii) 50% of the net worth of such Borrower. The Contribution Agreement also provides that, in the event a Borrower pays an amount under the Contribution Agreement in excess of its share of the total obligations under the Facility, whether by reason of an event of default or otherwise, the other Borrowers will immediately make a contribution payment to such Borrower in such amount that the aggregate amount paid by each Borrower reflects its allocable share of the aggregate obligations under the Facility. The Borrowers’ obligations to each other under the Contribution Agreement are collateralized by a subordinate lien on the assets of each Borrower. The Borrowers are in compliance with the Contribution Agreement at September 30, 2007 and no amounts are due to or payable by us under the Contribution Agreement.

On December 26, 2006, the Borrowers entered into a Loan Modification Agreement (the “Loan Modification”) to the Loan Agreement. The changes to the Loan Agreement are an extension of the Facility from August 31, 2007 to September 30, 2008 and the lowering of (i) the interest rate for advances under the Facility from the Lender’s prime rate plus 0.25% to the Lender’s prime rate and (ii) the interest rate on the five separate advances that are permitted to be made under the Facility at the rate at which United States dollar deposits can be acquired by the Lender in the London Interbank Eurocurrency Market (the “LIBOR Rate”) plus 2.75% per year to the LIBOR Rate plus 2.5% per year. In addition, pursuant to the terms of the Loan Modification, the Borrowers no longer have to maintain a cash reserve. The interest rate at September 30, 2007 was 7.75%.

On June 20, 2007, the Loan Agreement, the Contribution Agreement and the Loan Modification were modified so that ICON Leasing Fund Twelve, LLC (“Fund Twelve”), an entity also managed by our General Partner, became a permitted borrower. Fund Twelve, as a result of its entry into the Loan Modification, is jointly and severally liable for the outstanding balance.

On August 21, 2007, we repaid $5,500,000 of borrowings under the Facility, reducing our outstanding balance at September 30, 2007 to $1,255,000.

On September 20, 2007, Fund Twelve borrowed an aggregate amount of $5,000,000 under the Facility. The total outstanding balance for all Borrowers under the Facility at September 30, 2007 was $6,255,000. Subsequent to September 30, 2007, Fund Twelve repaid $5,000,000 of borrowings under the Facility.

Our General Partner believes that with the cash we currently have available, the cash being generated from our equipment leases, and the proceeds from equipment sales, is sufficient to continue our operations into the foreseeable future. We have the ability to borrow funds under the Facility if necessary. However, our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect our lessees’ business that are beyond our control.  See “Part II, Item 1A.  Risk Factors.” At September 30, 2007, we have approximately $2,273,000 in current assets and approximately $5,818,000 in current liabilities, which results in approximately a $3,545,000 working capital deficit. Of this amount, approximately $3,739,000 consists of direct payments to a lender made by our lessee. These direct payments are for a debt that has no corresponding current assets. Therefore, when considering the overall working capital, direct payments should be excluded. The exclusion of these payments yields a surplus of approximately $194,000 at September 30, 2007.

Distributions

We paid monthly distributions to our limited partners beginning with the first month after the limited partners’ admission through the termination of our reinvestment period, which was on June 17, 2007. During the liquidation period, we expect to continue to make distributions pursuant to the terms of the LP agreement. We expect that distributions made during the liquidation period will vary, depending on the timing of the sale of our assets, our receipt of rental income, and income from our investments. We paid distributions to our limited partners and our General Partner for the 2007 Period of $3,799,222 and $38,376, respectively.

Contractual Obligations and Commitments and Off Balance Sheet Transactions

At September 30, 2007, we have both non-recourse and recourse debt obligations. The lenders have security interests in equipment relating to the non-recourse debt and an assignment of the rental payments under the leases. If the lessee were to default on the non-recourse debt, the equipment would be returned to the lender in extinguishment of the non-recourse debt. At September 30, 2007, our outstanding non-recourse indebtedness was $47,063,433. We are a party to the Facility, as discussed in the financing and borrowings section above. We have $1,255,000 of borrowings under this Facility at September 30, 2007.

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

Item 4T. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the period ended September 30, 2007, as well as the financial statements and Quarterly Reports on Form 10-Q for the period ended September 30, 2007 for our affiliates, our General Partner carried out an evaluation, under the supervision and with the participation of the management of our General Partner, including its Chief Executive Officer and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our General Partner’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, except as noted below, the Chief Executive Officer and the Principal Financial and Accounting Officer concluded that our General Partner’s disclosure controls and procedures were effective.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were 1,000 limited partnership units redeemed during the nine months ended September 30, 2007.  The redemption amounts are calculated according to a specified redemption formula in accordance with the LP agreement.  Redeemed units have no voting rights and do not share in distributions.  The LP agreement limits the number of limited partnership units which can be redeemed in any one year and redeemed limited partnership units may not be reissued.

	Total Number of	Price Paid Per
	Limited Partnership	Limited Partnership
	Units Redeemed	Units
January 1, 2007 through January 31, 2007	-	$-
February 1, 2007 through February 28, 2007	-	$-
March 1, 2007 through March 31, 2007	-	$-
April 1, 2007 through April 30, 2007	-	$-
May 1, 2007 through May 31, 2007	-	$-
June 1, 2007 through June 30, 2007	1,000	$25.30
July 1, 2007 through July 31, 2007	-	$-
August 1, 2007 through August 31, 2007	-	$-
September 1, 2007 through September 30, 2007	-	$-

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters To A Vote Of Security Holders

No matters were submitted to a vote of security holders during the nine months ended September 30, 2007.

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

Date: November 13, 2007

/s/ Thomas W. Martin
Thomas W. Martin
Chairman, Chief Executive Officer and President of the General Partner
(Principal Executive Officer)
ICON Capital Corp.
General Partner of ICON Income Fund Eight B L.P.

Date: November 13, 2007

/s/ Michael A. Reisner
Michael A. Reisner
Director, Executive Vice President and Chief Financial Officer of the General Partner
(Principal Financial and Accounting Officer)
ICON Capital Corp.
General Partner of ICON Income Fund Eight B L.P.

23