Form 10-Q/A
period 2005-03-31
ICON INCOME FUND EIGHT B LP
filed 2007-12-12
CIK 1121716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No.  1)
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission file number:  333-37504

ICON Income Fund Eight B L.P.
 (Exact name of registrant as specified in its charter)

Delaware	13-4101114
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Fifth Avenue, 4th Floor New York, New York	10011-1505
(Address of principal executive offices)	(Zip Code)

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
Yes ☑    No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer                                                            Accelerated filer                                                        Non-accelerated filer  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes     No ☑

Number of outstanding limited partnership units of the Registrant on November 30, 2007 is 740,529.

DOCUMENTS INCORPORATED BY REFERENCE
None.

Explanatory Note

ICON Income Fund Eight B L.P. is filing this Amendment No. 1 (the “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, filed with the Securities and Exchange Commission on July 1, 2005 (the “Original Filing”) solely for the purpose of revising its disclosure under Part I - Item 4. – Controls and Procedures, the complete text of which is contained herein. Except as discussed in this Explanatory Note, no other changes have been made to the Original Filing.

PART I

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the period ended March 31, 2005, as well as the financial statements and Quarterly Reports on Form 10-Q for the period ended March 31, 2005 for our General Partner and our affiliates, our General Partner carried out an evaluation, under the supervision and with the participation of the management of our General Partner, including its Chief Executive Officer and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our General Partner’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, the Chief Executive Officer and the Principal Financial and Accounting Officer concluded that, for the reason described below, our General Partner’s disclosure controls and procedures were not effective as of March 31, 2005 to ensure that the reports that we filed or submit under the Securities Exchange Act of 1934 were recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

While evaluating our General Partner’s disclosure controls and procedures, our General Partner recognized that greater internal controls were needed to aid in a more efficient closing of our financial statements, thereby requiring our General Partner to hire additional skilled accounting staff.   Towards the end of the third quarter of 2004, our General Partner hired a new senior vice president of accounting and our General Partner is in the process of seeking to hire additional accounting staff in order to better effectuate our internal controls.  Our General Partner will continue to evaluate its disclosure controls and procedures to determine their effectiveness and adequacy and will take the steps necessary, in our General Partner’s opinion, to ensure the adequacy of our General Partner’s disclosure controls and procedures.

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

Date: December11, 2007

/s/ Thomas W. Martin
Thomas W. Martin
Chairman, Chief Executive Officer and President of the General Partner
(Principal Executive Officer)
ICON Capital Corp.
General Partner of ICON Income Fund Eight B L.P.

Date: December 11, 2007

/s/ Michael A. Reisner
Michael A. Reisner
Director, Executive Vice President and Chief Financial Officer of the General Partner
(Principal Financial and Accounting Officer)
ICON Capital Corp.
General Partner of ICON Income Fund Eight B L.P.