Form 10-K/A
period 2005-12-31
ICON INCOME FUND EIGHT B LP
filed 2007-12-12
CIK 1121716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No.  2)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number:  333-37504

ICON Income Fund Eight B L.P.
 (Exact name of registrant as specified in its charter)

Delaware	13-4101114
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Fifth Avenue, 4th Floor New York, New York	10011-1505
(Address of principal executive offices)	(Zip Code)

(212) 418-4700
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Units of Limited Partnership Interests

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.Yes     No ☑

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
Large accelerated filer                                                            Accelerated filer                                                        Non-accelerated filer  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes     No ☑

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

DOCUMENTS INCORPORATED BY REFERENCE
None.

Explanatory Note

ICON Income Fund Eight B L.P. is filing this Amendment No. 2 (the “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on April 3, 2006 as amended to date (the “Original Filing”) solely for the purpose of revising its disclosure under Item 9A. – Controls and Procedures, the complete text of which is contained herein. Except as discussed in this Explanatory Note, no other changes have been made to the Original Filing.

PART II

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Annual Report on Form 10-K for the period ended December 31, 2005, as well as the financial statements and Annual Reports on Form 10-K for the year ended December 31, 2005 for our General Partner and our affiliates, our General Partner carried out an evaluation, under the supervision and with the participation of the management of our General Partner, including its Chief Executive Officer and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our General Partner’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, the Chief Executive Officer and the Principal Financial and Accounting Officer concluded that, for the reason described below, our General Partner’s disclosure controls and procedures were not effective as of December 31, 2005 to ensure that the reports that we filed or submit under the Securities Exchange Act of 1934 were recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

While evaluating our General Partner’s disclosure controls and procedures, our General Partner recognized that greater internal controls were needed to aid in a more efficient closing of our financial statements, thereby requiring our General Partner to hire additional skilled accounting staff to support the senior vice president of accounting hired by our General Partner at the end of the third quarter of 2004.  In addition, our General Partner hired two additional accounting staff members during 2005 that are certified public accountants and are experienced with public reporting entities.  Our General Partner will continue to evaluate its disclosure controls and procedures to determine their effectiveness and adequacy and will take the steps necessary, in our General Partner’s opinion, to ensure the adequacy of our General Partner’s disclosure controls and procedures.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

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