Form 10-Q/A
period 2006-03-31
ICON INCOME FUND EIGHT B LP
filed 2007-12-12
CIK 1121716

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

DOCUMENTS INCORPORATED BY REFERENCE
None.

Explanatory Note

ICON Income Fund Eight B L.P. is filing this Amendment No. 1 (the “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed with the Securities and Exchange Commission on May 15, 2006 (the “Original Filing”) solely for the purpose of revising its disclosure under Part I - Item 4. – Controls and Procedures, the complete text of which is contained herein. Except as discussed in this Explanatory Note, no other changes have been made to the Original Filing.

PART I

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the period ended March 31, 2006, as well as the financial statements and Quarterly Reports on Form 10-Q for the period ended March 31, 2006 for our General Partner and our affiliates, our General Partner carried out an evaluation, under the supervision and with the participation of the management of our General Partner, including its Chief Executive Officer and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our General Partner’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, the Chief Executive Officer and the Principal Financial and Accounting Officer concluded that, for the reason described below, our General Partner’s disclosure controls and procedures were not effective as of March 31, 2006 to ensure that the reports that we filed or submit under the Securities Exchange Act of 1934 were recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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