Form 10-Q/A
period 2007-09-30
ICON INCOME FUND EIGHT B LP
filed 2007-12-12
CIK 1121716

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

DOCUMENTS INCORPORATED BY REFERENCE
None.

Explanatory Note

ICON Income Fund Eight B L.P. is filing this Amendment No. 1 (the “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed with the Securities and Exchange Commission on November 13, 2007 (the “Original Filing”) solely for the purpose of revising its disclosure under Part I - Item 4T. – Controls and Procedures, the complete text of which is contained herein. Except as discussed in this Explanatory Note, no other changes have been made to the Original Filing.

PART I

Item 4T. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the period ended September 30, 2007, as well as the financial statements and Quarterly Reports on Form 10-Q for the period ended September 30, 2007 for our General Partner and our affiliates, our General Partner carried out an evaluation, under the supervision and with the participation of the management of our General Partner, including its Chief Executive Officer and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our General Partner’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, the Chief Executive Officer and the Principal Financial and Accounting Officer concluded that, for the reason described below, our General Partner’s disclosure controls and procedures were not effective as of September 30, 2007 to ensure that the reports that we filed or submit under the Securities Exchange Act of 1934 were recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

While evaluating our General Partner’s disclosure controls and procedures, our General Partner recognized that greater internal controls were needed to aid in a more efficient closing of our financial statements, thereby requiring our General Partner to hire additional skilled accounting staff.  Our General Partner hired an additional accounting staff member during 2006 who is a certified public accountant and is experienced with public reporting entities.  Subsequently, in 2007, our General Partner hired two additional senior accountants with more than 16 and 8 years of experience with public reporting entities, respectively.  Our General Partner will continue to evaluate its disclosure controls and procedures to determine their effectiveness and adequacy and will take the steps necessary, in our General Partner’s opinion, to ensure the adequacy of our General Partner’s disclosure controls and procedures.  Our General Partner's Chief Executive Officer and Principal Financial and Accounting Officer believe that the General Partner has addressed the internal control issue based on the hiring and integration of the additional personnel hired during 2006 and 2007; however, our General Partner has determined that we should maintain the foregoing disclosure until the completion of the audit of our financial statements for the year ended December 31, 2007.

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