Form 10-K
period 2007-12-31
ICON INCOME FUND EIGHT B LP
filed 2008-04-11
CIK 1121716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No 

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes ☑    No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer”, “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer       Accelerated filer       Non-accelerated filer  ☑      Smaller reporting company  

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

There is no established market for limited partnership units of the registrant.

Number of outstanding limited partnership units of the Registrant on February 29, 2008 is 740,530.

DOCUMENTS INCORPORATED BY REFERENCE

None.

 Table of Contents

PART I

Forward-Looking Statements

Certain statements within this Annual Report on Form 10-K may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”).  These statements are being made pursuant to the PSLRA, with the intention of obtaining the benefits of the “safe harbor” provisions of the PSLRA, and, other than as required by law, we assume no obligation to update or supplement such statements.  Forward-looking statements are those that do not relate solely to historical fact.  They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events.  You can identify these statements by the use of words such as “may,” “will,” “could,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan”, “seek”, “predict” or “project” and variations of these words or comparable words or phrases of similar meaning.  These forward-looking statements reflect our current beliefs and expectations with respect to future events and are based on assumptions and are subject to risks and uncertainties and other factors outside our control that may cause actual results to differ materially from those projected. We undertake no obligation to update publicly or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Item 1. Business

Our History

ICON Income Fund Eight B L.P. (the “Partnership”) was formed on February 7, 2000 as a Delaware limited partnership.  The Partnership will continue until December 31, 2017, unless terminated sooner.  When used in this report, the terms “we,” “us” and “our” refer to the Partnership (and its consolidated subsidiaries).

Our general partner is ICON Capital Corp. (our “General Partner”), which was originally a Connecticut corporation. Effective June 1, 2007, our General Partner was re-incorporated as a Delaware corporation. Our General Partner manages and controls our business affairs, including, but not limited to, our equipment leases and financing transactions, under the terms of our amended and restated limited partnership agreement (our “LP Agreement”).

We are currently in our liquidation period. Our maximum offering was $75,000,000 and we commenced business operations on our initial closing date, June 14, 2000, with the admission of 15,816 limited partnership units representing $1,581,551 of capital contributions.  Between June 15, 2000 and October 17, 2001, the date of our final closing, 734,184 additional limited partnership units were sold representing $73,418,449 of capital contributions bringing the total admission to 750,000 limited partnership units representing $75,000,000 of capital contributions. Through December 31, 2007 we redeemed 9,470 limited partnership units.  At December 31, 2007 we had 740,530 limited partnership units outstanding.

Our Business

We operate as an equipment leasing program in which the capital our partners invested was pooled together to make investments, pay fees and establish a small reserve. We primarily acquired equipment subject to lease, purchased equipment and leased it to third party end users or financed equipment for third parties and, to a lesser degree, acquired ownership rights to items of leased equipment at lease expiration. Some of our equipment leases are acquired for cash and provide current cash flow, which we refer to as “income” leases. For our other equipment leases, we finance the majority of the purchase price through borrowings from third parties. We refer to these leases as “growth” leases. These growth leases generated little or no current cash flow because substantially all of the rental payments received from the lessee was used to service the indebtedness associated with acquiring or financing the lease. For these leases, we anticipate that the future value of the leased equipment will exceed the cash portion of the purchase price.

We divide the life of the program into three distinct phases:

    (1) Offering Period: We invested most of the net proceeds from the sale of limited partnership units in items of equipment subject to a lease.

(2) Reinvestment Period: After the close of the offering period, we reinvested and continued to reinvest the cash generated from our initial investments to the extent that cash was not needed for our expenses, reserves and distributions to partners.  The reinvestment period was anticipated to end on or about October 16, 2006.  However, on October 5, 2006, our General Partner determined that it was in the best interests of our partners that the reinvestment period be extended until approximately April 16, 2007 and subsequently further extended the reinvestment period for an additional two months to June 2007.

(3) Liquidation Period: Since the end of the reinvestment period, we have sold our assets in the ordinary course of business. If our General Partner believes it would benefit our partners to reinvest the proceeds received from our investments in additional investments during the liquidation period, we may do so, but our General Partner will not receive any additional acquisition fees in connection with such reinvestments. Our goal was to complete the liquidation period in three years after the end of the reinvestment period, but it may take longer to do so.

 On June 17, 2007, we began our liquidation period.  During our liquidation period, we have continued to distribute substantially all distributable cash from operations and equipment sales to our partners and are continuing the orderly termination of our operations and affairs. At December 31, 2007 and 2006, we had total assets of $65,113,221 and $78,651,672, respectively.  For the year ended December 31, 2007, two lessees accounted for 85.8% of our total rental and finance income of $9,322,816. We had net income for the year ended December 31, 2007 of $1,146,979.  For the year ended December 31, 2006, our revenue from total rental and finance income was $16,308,179, which included two lessees that accounted for approximately 83.5% of our total rental income and finance income. We had net loss for the year ended December 31, 2006 of $614,426.  For the year ended December 31, 2005, our revenue from total rental and finance income was $19,990,082, which included two lessees that accounted for approximately 85% of our total rental and finance income.  We had net income for the year ended December 31, 2005 of $3,368,585.

At December 31, 2007, our portfolio, which we hold either directly or through joint venture investments with affiliates, consisted primarily of the following equipment subject to lease:

•
We own certain telecommunications equipment on lease to Global Crossing Telecommunications, Inc. (“Global Crossing”). The purchase price of the equipment totaled approximately $7,755,000 and we also incurred an initial direct cost of approximately $124,000. Monthly rent is payable in advance on the first business day of each month and the lease is scheduled to expire on March 31, 2011. Our General Partner did not take any acquisition fees in connection with this transaction.

•
We own one Airbus A340-313X aircraft and have a 50% interest through a joint venture with ICON Income Fund Nine, LLC (“Fund Nine”), an entity also managed by our General Partner, in a second Airbus A340-313X aircraft.  Both aircraft are on lease to Cathay Pacific Airways Limited (“Cathay”). The original expiration dates of the aircraft were March 14, 2006 for the aircraft in which we have 100% interest and March 27, 2006 for the aircraft in which we have 50% interest. We entered into lease extensions with respect to each of the Airbus A340-313X aircraft to extend the terms of the leases from March 14, 2006 and March 27, 2006 to October 1, 2011 and July 1, 2011, respectively.

For a discussion of our lease and other significant transactions for the years ended December 31, 2007, 2006 and 2005, please refer to “Item 7. General Partner’s Discussion and Analysis of Financial Condition and Results of Operations.”

Segment Information

We have only one operating segment: the business of leasing and financing equipment to companies that we believe to be creditworthy.

Competition

The equipment leasing and financing industry is highly competitive. When seeking leasing and financing transactions for acquisition, we compete with leasing companies, manufacturers that lease their products directly, equipment brokers and dealers and financial institutions, including commercial banks and insurance companies.  Many competitors are larger than us and have greater financial resources than we do. For additional information about our competition and other risks relating to our operations, please see “Risk Factors” in Item 1A.

Employees

We have no direct employees. Our General Partner has full and exclusive control over our management and operations.

Available Information

Our Annual Report on Form 10-K and our most recent Quarterly Reports on Form 10-Q and amendments to those reports, if any, and our Current Reports on Form 8-K and any amendments to those reports are available free of charge on our General Partner’s internet website at http://www.iconcapital.com as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”). The information contained on our General Partner’s website is not deemed part of this Annual Report on Form 10-K. Our Reports are also available on the SEC’s website at http://www.sec.gov.

Financial Information Regarding Geographic Areas

We have long-lived assets, which include operating leases and revenues, within the United States.

Item 1A. Risk Factors

Our operations are subject to a number of risks. You should carefully read and consider these risks, together with all other information in this Annual Report on Form 10-K. The risks and uncertainties described below are not the only ones we may face.  If any of the following risks actually occur, our business, operating results and financial condition could be adversely affected.

Uncertainties associated with the equipment leasing and financing business may affect our business, operating results and financial condition.

We are subject to a number of uncertainties associated with the equipment leasing and financing business that may affect our business, operating results and financial condition. These include, but are not limited to:

•	changes in economic conditions, including fluctuations in demand for equipment and interest rates;
•	the technological and economic obsolescence of equipment;
•	potential defaults by lessees or borrowers;
•	the existence of leverage increases the risk of foreclosure; and
•	increases in our expenses, including taxes and insurance expenses.

Our General Partner’s decisions are subject to conflicts of interest with us.

Our General Partner’s decisions could be subject to various conflicts of interest arising out of its relationship to us and our affiliates. Our General Partner could be confronted with decisions in which it will have an economic incentive to place its interests above ours. Our General Partner sponsors and currently manages six other equipment leasing businesses. See “Item 13. Certain Relationships and Related Transactions, and Director Independence.” These conflicts may include, but are not limited to:

•	Our General Partner will receive more fees for making investments if we incur indebtedness to fund these acquisitions than it would if we did not incur such indebtedness;
•	Our LP Agreement does not prohibit our General Partner from competing with us for equipment acquisitions and engaging in other types of business;
•	Our General Partner will have opportunities to earn fees for referring a prospective acquisition opportunity to purchasers other than us;
•	Our General Partner may receive fees in connection with the turnover of our equipment portfolio;
•	The lack of separate legal representation for us and our General Partner and lack of arm’s-length transactions could affect negotiations regarding compensation payable to our General Partner;
•
Our General Partner is our tax matters partner and is able to negotiate with the IRS to settle tax disputes that would bind us and our partners that might not be in the best interest of our partners given a partner’s individual tax situation; and

•	Our General Partner can make decisions as to when and whether to sell a jointly-owned asset when the co-owner is another business it manages.

Because we borrowed funds to purchase equipment, losses as a result of lessee defaults may be greater than if debt were not incurred.

Although we have acquired some of our investments for cash, we borrowed a substantial portion of the purchase price of our equipment investments. While we believe the use of leverage results in us being able to make more acquisitions and that each acquisition will have fewer dollars at risk than if leverage were not utilized, there can be no assurance that the benefits of greater size and diversification of the portfolio will offset the heightened risk of loss in an individual lease transaction using leverage. With respect to our non-recourse borrowings, a lessee default could force us to make the debt service payments that would otherwise be paid by the lessee so as to protect our investment in equipment and prevent the equipment owned by us from being subject to repossession.

Restrictions imposed by the terms of our indebtedness may limit our financial flexibility.

We, together with certain of our affiliates (entities sponsored and organized by our General Partner), specifically Fund Nine, ICON Income Fund Ten, LLC (“Fund Ten”), ICON Leasing Fund Eleven, LLC (“Fund Eleven”) and ICON Leasing Fund Twelve, LLC (“Fund Twelve”), are party to a revolving line of credit agreement with California Bank & Trust. The terms of that agreement could restrict us from paying distributions to our partners if such payments would cause us not to be in compliance with our financial covenants in that agreement. For additional information on the terms of our credit agreement, see “Item 7. General Partner’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

The risks and uncertainties associated with the industries of our lessees may indirectly affect our business, operating results and financial condition.

We are indirectly subject to a number of uncertainties associated with the industries of our lessees. We primarily acquire equipment subject to lease, purchase equipment and lease it to third party end users or finance equipment for third party end users, and, to a lesser degree, acquire ownership rights to items of leased equipment at lease expiration in a variety of industries with a number of lessees. As such, we are indirectly subject to the various risks and uncertainties that affect our lessees’ businesses and operations.  If such risks or uncertainties were to affect our lessees, we may indirectly suffer a loss on our investment, lose future revenues or experience adverse consequences to our business, operating results and financial condition.

If the value of our equipment declines more rapidly than we anticipate, our financial performance may be adversely affected.

A significant part of the value of some of the equipment that we purchase is the potential value of the equipment once the lease term expires (“residual value”). Generally, leased equipment is expected to decline in value over its useful life. In acquiring equipment, we calculate a residual value for the equipment at the end of the lease based on available information including, depending on the equipment, historical residual value rates. The expected residual value, when combined with lease payments, is expected to return the cost of our investment in the equipment and provide a rate of return despite the expected decline in the value of the equipment over the lease term. However, the residual value of the equipment at the end of a lease, and whether that value meets our expectations, depends to a significant extent upon many factors, including the following, many of which are beyond our control:

•	our ability to acquire or, to a lesser degree, enter into lease agreements that preserve or enhance the relative value of the equipment;
•	our ability to maximize the value of the equipment upon the sale or re-lease when the lease expires;
•	the technological and economic obsolescence of equipment;
•	market conditions prevailing at the time the lease expires;
•	the cost of new equipment at the time we are remarketing used equipment;
•	the extent to which technological or regulatory developments during the lease term reduce the market for such used equipment;
•	the strength of the economy at the time the lease expires; and
•	the condition of the equipment when the lease expires.

We cannot assure you that our assumptions with respect to value are accurate or that the equipment will not lose value more rapidly than we anticipate. If our residual value estimates are incorrect, the total proceeds of the lease plus the proceeds received from realizing the residual value of the equipment may be insufficient to achieve our anticipated rate of return, or even in growth leases to recover the principal invested.

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

We would have rights against the seller of the equipment for any losses arising from a breach of representations made to us, and against the lessee for a default under the lease. However, we cannot assure you that these rights would make us whole with respect to our entire investment in the equipment or our expected returns on the equipment, including legal costs, costs of repair and lost revenue from the delay in being able to sell or re-lease the equipment due to undetected problems or issues. These costs and lost revenue could negatively affect our liquidity and cash flows, and could negatively affect our profitability if we are unable to recoup such costs from the lessee or other third-parties.

If a lessee defaults on its lease, we could incur losses.

We may lease equipment to lessees that have senior debt rated below investment grade. We do not require our lessees to have a minimum credit rating. Lessees with such lower credit ratings may default on lease payments more frequently than lessees with higher credit ratings. If a lessee does not make lease payments to us when due, or violates the terms of its lease in another important way, we may be forced to terminate the lease and attempt to recover the equipment. We may do this at a time when we may not be able to arrange for a new lease or to sell the equipment right away, if at all. If that were to happen, we would lose the expected lease revenues and might not be able to recover the entire amount or any of our original investment in the equipment. The costs of recovering equipment upon a lessee’s default, enforcing the lessee’s obligations under the lease, and transporting, storing, repairing and finding a new lessee for the equipment may be high and may negatively affect the value of our investment in the equipment. These costs could also negatively affect our liquidity and cash flows, and could negatively affect our profitability.

If a lessee files for bankruptcy, we may have difficulty enforcing the terms of the lease and may incur losses.

If a lessee files for protection under the bankruptcy laws, the remaining term of the lease could be shortened or the lease could be rejected by the bankruptcy court, which could result in, among other things, any unpaid pre-bankruptcy lease payments being cancelled as part of the bankruptcy proceeding. We may also experience difficulties and delays in recovering equipment from a bankrupt lessee that is involved in a bankruptcy proceeding or has been declared bankrupt by a bankruptcy court. If a lease is rejected in a bankruptcy, we would bear the cost of retrieving and storing the equipment, and then have to remarket the equipment. In addition, the bankruptcy court would treat us as an unsecured creditor for any amounts due under the lease. These costs and lost revenues could also negatively affect our liquidity and cash flows, and could negatively affect our profitability.

We may be subject to greater income tax obligations than originally anticipated.

We have acquired equipment subject to lease that the Internal Revenue Code requires us to depreciate over a longer period than the depreciation period for most of the equipment that our General Partner’s prior equipment leasing funds purchased.  Similarly, some of the equipment that we may purchase may not be eligible for accelerated depreciation under the Modified Accelerated Costs Recovery System, which was established by the Tax Reform Act of 1986 to set forth the guidelines for accelerated depreciation under the Internal Revenue Code. Depending on the equipment that we acquire and its eligibility for accelerated depreciation under the Internal Revenue Code, we may have less depreciation deductions to offset gross lease revenue, thereby increasing our taxable income.

Sellers of leased equipment could use their knowledge of the lease terms for gain at our expense.

We may have acquired and may in the future acquire equipment subject to lease from leasing companies that have an ongoing relationship with the lessees. A seller could use its knowledge of the terms of the lease, particularly the end of lease options and the date the lease ends, to compete with us. In particular, a seller may approach a lessee with an offer to substitute similar equipment at lease end for lower rental amounts. This may adversely affect our opportunity to maximize the residual value of the equipment.

Investment in joint ventures may subject us to risks relating to our co-investors that could adversely impact the financial results of such joint ventures.

We invested in joint ventures with other businesses that our General Partner sponsors and manages, as well as with unrelated third parties. Investing in joint ventures involved additional risks not present when acquiring leased equipment that is wholly owned by us. These risks include the possibility that our co-investors might become bankrupt or otherwise fail to meet financial commitments, thereby obligating us to pay all of the debt associated with the joint venture, as each party to a joint venture typically must guarantee all of the joint venture’s obligations. Alternatively, the co-investors may have economic or business interests or goals that are inconsistent with our investment objectives and want to manage the joint venture in ways that do not maximize our return. Among other things, actions by a co-investor might subject leases that are owned by the joint venture to liabilities greater than those contemplated by the joint venture agreement. Also, when none of the joint owners control a joint venture, there might be a stalemate on decisions, including when to sell the equipment or the prices or terms of a lease. Finally, while we may have the right to buy out the other joint owner’s interest in the equipment in the event of the sale, we may not have the resources available to do so. These risks could negatively affect our profitability and could result in legal and other costs, which could negatively affect our liquidity and cash flows.

We may not be able to obtain insurance for certain risks and would have to bear the cost of losses from non-insurable risks.

Leased equipment may be damaged or lost. Fire, weather, accidents, theft or other events can cause damage or loss of leased equipment. While our leases generally require lessees to have comprehensive insurance and assume the risk of loss, some losses, such as from acts of war, terrorism or earthquakes may either be uninsurable or not economically feasible to insure. Furthermore, not all possible liability claims or contingencies affecting equipment can be anticipated or insured against, and, if insured, the insurance proceeds may not be sufficient to cover a loss. If such a loss occurs to the equipment, we could suffer a total loss of any investment in the affected equipment. In leasing some types of equipment, we may be exposed to environmental tort liability. Although we use our best efforts to minimize the possibility and exposure of such liability including by means of attempting to obtain insurance, we cannot assure you that our assets will be protected against any such claims. These risks could negatively affect our profitability and could result in legal and other costs, which could negatively affect our liquidity and cash flows.

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

We do not employ our own full-time officers, managers or employees. Instead, our General Partner supervises and controls our business affairs. Our General Partner’s officers and employees also spend time supervising the affairs of other equipment leasing programs it manages, so they devote the amount of time they think is necessary to conduct our business, which may not be the same amount of time that would be devoted to us if we had separate officers and employees.

We compete with a variety of financing sources for our lessees, which may affect our ability to achieve our investment objectives.

The commercial leasing and financing industry is highly competitive and is characterized by competitive factors that vary based upon product and geographic region. Our competitors are varied and include other equipment leasing programs, captive and independent finance companies, commercial and industrial banks, manufacturers and vendors. Competition from both traditional competitors and new market entrants has intensified in recent years due to a strong economy, growing marketplace liquidity and increasing recognition of the attractiveness of the commercial leasing and financing industry.

We compete primarily on the basis of pricing, terms and structure. To the extent that our competitors compete aggressively on any combination of those factors, we could fail to meet our investment objectives.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We neither own nor lease office space or any other real property in our business at the present time.

Item 3. Legal Proceedings

In the ordinary course of conducting our business, we may be subject to certain claims, suits, and complaints filed against us.  In our General Partner’s opinion, the outcome of such matters, if any, will not have a material impact on our consolidated financial position or results of operations. We are not aware of any material legal proceedings that are currently pending against us or against any of our assets.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

PART II

Item 5. Market for Registrant's Securities, Related Security Holder Matters and Issuer Purchases of Equity Securities

Our limited partnership units are not publicly traded and there is no public market for our limited partnership units. It is unlikely that any such market will develop.

Title of Class	Number of Partners as of February 29, 2008
General Partner	1
Limited Partners	2,838

We paid monthly distributions to each of our partners beginning the first month after each partner was admitted to the Partnership through the termination of the reinvestment period, which we anticipated would be on October 16, 2006. However, on October 5, 2006, our General Partner determined that it was in the best interests of our partners that the reinvestment period be extended until approximately April 16, 2007 and subsequently further extended the reinvestment period for an additional two months to June 2007. We paid distributions to our limited partners totaling $4,308,340, $5,934,486 and $5,945,540 for the years ended December 31, 2007, 2006 and 2005, respectively. Additionally, our General Partner was paid distributions totaling $43,519, $59,944 and $60,056 for the years ended December 31, 2007, 2006 and 2005, respectively. The terms of our loan agreement with California Bank & Trust could restrict us from paying cash distributions to our partners if such payment would cause us to not be in compliance with our financial covenants. See “Item 7. General Partner’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

In order for Financial Industry Regulatory Authority, Inc. (“FINRA”) members and their associated persons to have participated in the offering and sale of interests in limited partnership units (the “Units”) pursuant to the offering or to participate in any future offering of our Units, we are required pursuant to FINRA Rule 2810(b)(5) to disclose in each annual report distributed to our limited partners a per unit estimated value of our Units, the method by which we developed the estimated value and the date used to develop the estimated value. In addition, our General Partner must prepare annual statements of our estimated unit values to assist fiduciaries of retirement plans subject to the annual reporting requirements of Employee Retirement Income Security Act (“ERISA”) in the preparation of their reports relating to an investment in our Units. For these purposes, the estimated value of our Units is deemed to be $155.85 per unit at December 31, 2007.

This estimate was based on the amount of remaining undiscounted lease payments on our existing leases, the booked estimated residual values of the equipment held by us upon the termination of those leases and our cash on hand.  From this amount we then subtracted our total debt outstanding and then divided that sum by the total number of units outstanding. To the extent that this abstract yields a value in excess of the offering price per unit, the offering price per unit is used for these purposes. This valuation was based solely on our General Partner’s perception of market conditions and the types and amounts of our assets. No independent valuation was sought.  However, as set forth below, there is no significant public trading market for our Units at this time, and there can be no assurance that limited partners could receive $155.85 per unit if such a market did exist and they sold their Units or that they will be able to receive such amount for their Units in the future. The foregoing valuation was performed solely for the ERISA and FINRA purposes described above. Furthermore, there can be no assurance as to the amount we may actually receive if and when we seek to liquidate our assets or the amount of lease payments and equipment disposition proceeds we will actually receive over our remaining term. Our Units are not publicly traded and there is no public market for our Units. It is unlikely that any such market will develop.

Item 6. Selected Consolidated Financial Data

The selected consolidated financial data should be read in conjunction with the consolidated financial statements and related notes included in “Item 8. Consolidated Financial Statements and Supplementary Data” contained elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	2007	2006	2005	2004	2003
Total revenue	$9,606,325	$16,252,505	$25,926,526	$21,591,797	$25,150,087
Net income (loss) (a)	$1,146,979	$(614,426)	$3,368,585	$(4,609,006)	$(5,181,209)
Net income (loss) allocable to limited partners	$1,135,509	$(608,282)	$3,334,899	$(4,562,916)	$(5,129,397)
Net income (loss) allocable to General Partner	$11,470	$(6,144)	$33,686	$(46,090)	$(51,812)

Weighted average number of limited
partner units outstanding	740,985	741,752	743,161	744,463	747,189
Net income (loss) per weighted average
limited partner unit outstanding	$1.53	$(0.82)	$4.49	$(6.13)	$(6.86)

Distributions to limited partners	$4,308,340	$5,934,486	$5,945,540	$5,955,151	$7,008,299
Distributions per weighted average
limited partner unit outstanding	$5.81	$8.00	$8.00	$8.00	$9.38
Distributions to the General Partner	$43,519	$59,944	$60,056	$60,155	$70,347

	December 31,
	2007	2006	2005	2004	2003
Total assets	$65,113,221	$78,651,672	$91,960,247	$119,147,022	$180,747,120
Notes payable	$47,397,220	$55,697,875	$63,746,059	$86,305,022	$134,938,722
Partners' equity	$17,046,972	$20,277,150	$26,937,141	$29,597,291	$40,363,969

(a) In 2007, we sold several of our assets that resulted in an approximately $3,000,000 decrease in depreciation and amortization expense as compared to 2006. In 2006, we took an impairment loss of $2,100,000 on an option that management decided to write-off. In 2005, we sold one of our leases that resulted in a gain of approximately $4,527,000.

Item 7. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

Our General Partner’s Discussion and Analysis of Financial Condition and Results of Operations relates to our consolidated financial statements and should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. Statements made in this section may be considered forward-looking.  These statements are not guarantees of future performance and are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because these risks and assumptions, including, among other things, factors discussed in “Part I. Forward-Looking Statements” and “Item 1A. Risk Factors” located elsewhere in this Annual Report on Form 10-K.

Overview

We operate as an equipment leasing program in which the capital our partners invested was pooled together to make investments, pay fees and establish a small reserve. We primarily acquired equipment subject to lease, purchased equipment and leased it to third party end users or financed equipment for third parties, provided equipment and other financing and, to a lesser degree, acquired ownership rights to items of leased equipment at lease expiration. Some of our equipment leases were acquired for cash and provided current cash flow, which we refer to as “income” leases. For the other equipment leases, we financed the majority of the purchase price. We refer to these leases as “growth” leases. These growth leases generated little or no current cash flow because substantially all of the rental payments received from the lessee was used to service the indebtedness associated with acquiring or financing the lease. We anticipate that the future value of the leased equipment will exceed our cash portion of the purchase price.

Our general partner is ICON Capital Corp. (our “General Partner”), which was originally a Connecticut corporation. Effective June 1, 2007, our General Partner was re-incorporated as a Delaware corporation. Our General Partner manages and controls our business affairs, including, but not limited to, our equipment leases and financing transactions, under the terms of our amended and restated limited partnership agreement (our “LP Agreement”).

On June 17, 2007, we began our liquidation period.  During our liquidation period, we have continued to distribute substantially all distributable cash from operations and equipment sales to our partners and are continuing the orderly termination of our operations and affairs.

Current Business Environment and Outlook

We believe that domestic equipment leasing and financing volume is correlated to overall business investments in equipment. According to information published by the Equipment Leasing and Finance Association, domestic business investment in equipment in 2008 is forecasted to be an estimated $1,159 billion as compared to a low of $868 billion in 2002 and estimated investment of $1,106 billion in 2007, while the corresponding forecast for equipment finance volume in 2008 is estimated to be $657 billion as compared to a low of $476 billion in 2003 and estimated value of $625 billion in 2007. In addition, we believe that a similar correlation exists in the international markets in which we operate. Increased capital spending may increase the number of available leases thereby creating more opportunities in the leasing market. While lower interest rates will remain a key obstacle for the equipment leasing and financing industry because of the increased likelihood of customers choosing to purchase rather than lease business investments in equipment, we believe the leasing and financing industry’s outlook for the foreseeable future is encouraging.

Other factors that may negatively affect the leasing and financing industry are: (i) the proposed legal and regulatory changes that may affect tax benefits of leasing, and (ii) the continued misperception by potential lessees, stemming from published issues at Enron, WorldCom and others, that leasing should not play a central role as a financing alternative. However, as overall business investment in equipment increases, and as companies tend to preserve cash and lease (rather than purchase) equipment in pre-recessionary and recessionary economies, we are optimistic that equipment leasing volume will increase as more lessees return to the marketplace.

Lease and Other Significant Transactions

We entered into the following leases and other significant transactions during the years ended December 31, 2007, 2006 and 2005:

Acquisition of Telecommunications Equipment

We have a 100% interest in ICON Global Crossing III, LLC (“ICON Global Crossing III”) which owns certain telecommunications equipment on lease to Global Crossing Telecommunications, Inc. (“Global Crossing”). The purchase price of the equipment totaled approximately $7,755,000 and we also incurred an initial direct cost of approximately $124,000. Monthly rent is payable in advance on the first business day of each month and the lease is scheduled to expire on March 31, 2011. Our General Partner did not take any acquisition fees in connection with this transaction.

Sale of two McDonnell Douglas DC10-30F Aircraft

During March 2003, we and ICON Income Fund Nine, LLC (“Fund Nine”) formed a joint venture, ICON Aircraft 47820 LLC (“Aircraft 47820”), for the purpose of acquiring an investment in a McDonnell Douglas DC10-30F aircraft and two spare engines (the “Aircraft and engines”) on lease to Federal Express Corporation (“FedEx”). The lease expired on March 31, 2007. We had a 90% interest in this joint venture. On March 11, 2003, Aircraft 47820 acquired the Aircraft and engines for approximately $27,288,000, which consisted of approximately $3,077,000 in cash and approximately $24,211,000 of non-recourse debt. Our portion of the purchase price was approximately $2,769,000. The non-recourse debt accrued interest at 4.035% per year and matured in March 2007. The lender had a security interest in the Aircraft and engines and an assignment of the rental payments under the lease with FedEx. Our General Partner was paid an acquisition fee of approximately $819,000 relating to this transaction, of which we paid approximately $737,000.

At December 31, 2005, our General Partner determined that the Aircraft and engines were impaired based upon an appraisal that indicated a slower than expected recovery in the air transportation industry, and we recorded an impairment loss of approximately $3,626,000.

On March 30, 2007, Aircraft 47820 sold the Aircraft and engines to FedEx for $5,475,000 and recognized a loss on the sale of approximately $1,025,000. The final lease payment was paid to the lender, satisfying all remaining debt obligations.

During December 2002, we and Fund Nine formed a joint venture, ICON Aircraft 46835 LLC (“Aircraft 46835”), for the purpose of acquiring a McDonnell Douglas DC10-30F aircraft on lease with FedEx. The lease expired on March 31, 2007. We had a 15% interest in this joint venture. On December 27, 2002, the joint venture acquired the aircraft for approximately $25,292,000, which consisted of approximately $3,000,000 in cash and approximately $22,292,000 of non-recourse debt. Our portion of the purchase price was approximately $450,000. The non-recourse debt accrued interest at 4.04% per year and matured in March 2007. The lender had a security interest in the aircraft and an assignment of the rental payments under the lease. Our General Partner was paid an acquisition fee of approximately $759,000 relating to this transaction, of which we paid approximately $114,000.

At December 31, 2005, our General Partner determined that the aircraft was impaired, based upon an appraisal that indicated a slower than expected recovery in the air transportation industry, and we recorded an impairment loss of approximately $3,182,000.

On March 30, 2007, Aircraft 46835 sold the aircraft to FedEx for $4,260,000 and recognized a loss on the sale of approximately $640,000. The final lease payment was paid to the lender, satisfying all remaining debt obligations.

 Investment in Option

At December 31, 2006, our General Partner determined that our investment in an option to purchase a 1994 Boeing 737-524 together with two engines was impaired and accordingly, we recognized an impairment loss of $2,100,000. Our General Partner’s decision was based upon the fact that the option was currently out of the money and the probability that we would not exercise the option which expires May 5, 2012.

K-Mart Equipment

We had four lease schedules consisting of 128 Noritsu Optical/Digital photo processing mini-labs that were subject to lease with K-Mart Corporation (“K-Mart”). On April 30, 2006 and May 31, 2006, two of our four lease schedules with K-Mart expired and, pursuant to the terms of the leases, they were extended for an additional 90 days. We treated these leases as month-to-month leases beginning on May 1, 2006 and on June 1, 2006, respectively. Accordingly, we reclassified approximately $285,000 and $119,000, respectively, of the unguaranteed residual values related to these assets to leased equipment at cost. These lease extensions ended on or before September 30, 2006, and we reclassified the net book value of approximately $269,000 to equipment held for sale.

The remaining two leases with K-Mart expired during 2006 and we reclassified the net book value of this equipment of $37,120 and $67,295, respectively, to equipment held for sale.  We also sold equipment for proceeds of $9,360 during the fourth quarter of 2006.

Our General Partner determined, based upon negotiations with potential buyers, that the Noritsu Optical/Digital equipment held by K-Mart was impaired.  Accordingly, for the year ended December 31, 2006, we recorded an impairment loss of approximately $393,000, net of estimated selling costs. At December 31, 2006, the four K-Mart leases represented equipment held for sale totaling $140,400.

On February 9, 2007, we sold all of the remaining equipment previously on lease to K-Mart for approximately $254,100 and recognized a gain on the sale of this equipment of approximately $111,000 which was recorded during the first quarter of 2007.

Lease Extensions and Non-Recourse Debt Refinancing of Two Airbus Aircraft

Effective March 14, 2006, the owner trustee, in connection with the Cathay lease extension, refinanced the non-recourse debt related to the Cathay aircraft in which we have a 100% interest through an investment in ICON Aircraft 123 LLC (“ICON 123”). The refinancing was entered into because the original non-recourse debt of approximately $52,850,000 was due to be repaid on March 14, 2006. ICON 123 had established, under the original lease, a reserve account totaling approximately $282,000, which was used to reduce the balloon payment to approximately $52,568,000. We refinanced approximately $52,568,000. The non-recourse debt initially accrued interest at the London Interbank Eurocurrency Market Rate (“LIBOR”) plus 1.165%, and matures on October 1, 2011 and has a balloon payment of approximately $32,000,000. The interest rate of the refinanced non-recourse debt was fixed at 6.1095% under the terms of the debt agreement, effective October 3, 2006. At December 31, 2007, the fair market value of the non-recourse debt was approximately $47,490,000.

ICON 123 had a commitment with respect to Cathay aircraft to pay certain maintenance costs, which were incurred on or prior to March 14, 2006. ICON 123 had established, under the original lease, a maintenance reserve cash account, which totaled approximately $1,398,000 to pay for its portion of these costs. For the year ended December 31, 2006, we accrued approximately $1,157,000 relating to the maintenance costs. In January 2007, we had approximately $1,403,000 in the maintenance reserve cash account, inclusive of accreted interest. This amount and approximately $143,000 borrowed, as discussed below, was used to pay our portion of the maintenance costs.

During February 2002, we and Fund Nine formed ICON Aircraft 126 LLC (“ICON 126”) for the purpose of acquiring all of the outstanding shares of Delta Aircraft Leasing Limited (“D.A.L.”), a Cayman Islands registered company that owns, through an owner trust, an Airbus A340-313X aircraft that is on lease to Cathay. ICON 126 completed the transaction during March 2002. The lease was initially scheduled to expire in March 2006, but has been extended until July 1, 2011. We and Fund Nine each have interests of 50.0% in ICON 126. ICON 126 consolidates the financial position and operations of D.A.L. in its consolidated financial statements.

Effective March 27, 2006, the owner trustee, in connection with the lease extensions, refinanced the non-recourse debt associated with the Cathay aircraft owned by ICON 126. The refinancing was entered into because the original non-recourse debt of approximately $52,850,000 was due to be repaid on March 27, 2006. ICON 126 established, under the original lease, a reserve account totaling approximately $583,000, which was used to reduce the balloon payment to approximately $52,267,000. The refinanced non-recourse debt initially accrued interest at LIBOR plus 1.165%, and matures on July 1, 2011 and requires a balloon payment of approximately $32,000,000 at maturity. The interest rate of the refinanced debt was fixed at 6.104% under the terms of the debt agreement, effective October 3, 2006.

During 2006 ICON 126 received $182,020 of capital contribution from both of its members of which $50,000 was for amounts relating to the maintenance reserve account and $132,020 related to costs paid by its members relating to the refinancing of the non-recourse debt.

ICON 126 had a commitment to pay certain maintenance costs, which were incurred on or prior to March 27, 2006. ICON 126 had established a maintenance account, which totaled approximately $1,385,000 at September 30, 2006 (including interest accreted in the amount of approximately $31,000) to pay for its portion of these costs. This account was funded by free cash from the lease payments in accordance with the terms of the original lease. During September 2006, approximately $1,153,000 was paid for the maintenance costs. The excess cash remaining of approximately $95,000, which includes interest accreted in the amount of approximately $36,000 through December 31, 2007, is being held in the maintenance account and used to pay down the principal balance of the related non-recourse debt.

In connection with ICON 123’s purchase of the aircraft, the owner trustee entered into two first priority charge on cash deposit agreements pursuant to which the maintenance account for the Cathay aircraft owned by ICON 126 was cross-collateralized with the maintenance account for the Cathay aircraft owned by ICON 123.  Under the terms of this agreement, ICON 126 was required to pay on behalf of ICON 123, any maintenance cost shortfalls incurred by the affiliate. On January 30, 2007, ICON 126 paid approximately $143,000 in maintenance costs from the remaining balance in its maintenance account on behalf of ICON 123.  The maintenance account and related security interests were then terminated.   ICON 123 will reimburse ICON 126 for the maintenance shortfall when the aircraft is sold.

ICON 123 and ICON 126 are parties to a residual sharing agreement with respect to the aircraft. (See Note 12 in “Part II, Item 8. Consolidated Financial Statements and Supplementary Information”).

Sale of five Pratt and Whitney 2037 aircraft engine modules

We owned five Pratt and Whitney 2037 aircraft engine modules (the “Engine Modules”) on lease to American Airlines, Inc., formerly TWA Airlines, LLC (“TWA”).  On August 8, 2007, we sold all of our rights in the Engine Modules to an unaffiliated third party for a gross sales price of $6,050,000. In connection with the sale, we incurred legal fees and sales commissions of approximately $331,000, relinquished previously collected security deposits and prepaid rent related to the Engine Modules of approximately $172,000 and recorded net proceeds of approximately $5,547,000 and a gain on sale of approximately $1,042,000.

Sale of Over the Road Rolling Stock, Manufacturing and Material Handling Equipment

We had a 97.73% interest in ICON Cheyenne, LLC (“ICON Cheyenne”). ICON Cheyenne was a joint venture with ICON Cash Flow Partners L.P. Seven (“L.P. Seven”) and ICON Income Fund Eight A L.P. (“Fund Eight A”), which are entities also managed by our General Partner. The portfolio consisted of, among other things, over the road rolling stock, manufacturing equipment and materials handling equipment. During 2006, ICON Cheyenne sold various pieces of its portfolio of equipment for approximately $583,000 in cash and recognized a gain of approximately $582,000 on these sales.

During the second quarter of 2007, ICON Cheyenne sold all of the remaining equipment to a third party for total sales proceeds of approximately $111,000.  A total gain on sale of approximately $110,000 was recognized by ICON Cheyenne.

On December 1, 2004, we transferred our entire 5.0% interest in ICON/Kenilworth, LLC (“Kenilworth”), which owned a 25 MW co-generation facility on lease to Schering-Plough Corporation, to an affiliate, Fund Nine, in exchange for a 25.87% interest in ICON SPK 2023-A, LLC (“ICON SPK”).  Following the exchange, we had no interest in Kenilworth and we and Fund Nine had a 74.87% and 25.13% interest, respectively, in ICON SPK.

We had a 74.87% interest in ICON SPK.  ICON SPK was a joint venture with Fund Nine. The portfolio consisted of various equipment leases, including material handling, telecommunication and computer equipment. During 2006, ICON SPK sold various pieces of its portfolio for approximately $460,000 in cash and recognized a loss of approximately $106,000 on these sales.

During the second quarter of 2007, ICON SPK sold all of its remaining equipment to a third party for total sales proceeds of approximately $348,000.  A total gain on sales of approximately $264,000 was recognized by ICON SPK.

Assignment of Interests in ICON Cheyenne

On September 23, 2004, we acquired from L.P. Seven a 9.04% interest in ICON Cheyenne. This increased our interest in ICON Cheyenne to 96.73%. This assignment was made in order for L.P. Seven to repay its outstanding debt obligation to us pursuant to a contribution agreement that we had entered into with some of our affiliates in connection with the line of credit agreement we had with Comerica Bank. The fair value was determined using discounted cash flow projections for ICON Cheyenne's portfolio.

On December 23, 2005, we acquired from ICON Cash Flow Partners L.P. Six (“L.P. Six”) its entire 1.0% interest in ICON Cheyenne for approximately $5,000 thereby increasing our interest in ICON Cheyenne to 97.73%. This amount represented L.P. Six's fair value in ICON Cheyenne at December 23, 2005. The fair value was determined using discounted cash flow projections for ICON Cheyenne's portfolio.

Sale of Flight Simulator

On March 23, 2001, we acquired, for cash and non-recourse debt, one flight simulator on lease to British Aerospace, Inc. (“BAE”) with an expiration date of March 27, 2006. The non-recourse debt was fully repaid on March 27, 2005. On October 31, 2005, we sold this equipment to the lessee for $8,000,000 in cash. We recognized a gain of approximately $4,500,000 on the sale of this equipment.

Assignment of Rowan Cash Flow

On February 23, 2005, L.P. Seven assigned to us 2.69% of its rights to the profits, losses, and cash flows from its limited partnership interest in an entity that owns a 100% interest in a mobile offshore drilling rig that is subject to lease with Rowan Companies, Inc. L.P. Seven assigned the rights to us as repayment of its approximately $673,000 outstanding debt obligation to us pursuant to a contribution agreement that we had with Comerica Bank. This assignment increased our rights to the profits, losses, and cash flows from L.P. Seven’s limited partnership interest from 3.24%, which were assigned us in November 2004, to 5.93%. The repayment amount represented our General Partner’s estimated fair value of L.P. Seven's interest in the mobile offshore drilling rig at February 23, 2005. The fair value of the mobile offshore drilling rig was determined using an appraisal and cash flow analysis. During the year ended December 31, 2006, we received approximately $267,000 in cash distributions related to this assignment.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Accounting for Fair Value Measurement” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. SFAS No. 157 also expands financial statement disclosures about fair value measurements. On February 14, 2008, the FASB issued FASB Staff Position SFAS No. 157-1, which amends SFAS No. 157 to exclude SFAS No. 13, “Accounting for Leases” and other accounting pronouncements that address fair value measurements of leases from the provisions of SFAS No. 157.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Our General Partner has not yet determined whether SFAS No. 157 will have a material impact on our financial condition, results of operations, or cash flow. However, our General Partner believes we will likely be required to provide additional disclosures as part of our future financial statements, beginning with the first quarter of 2008.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of SFAS No. 115” (“SFAS No. 159”), which permits but does not require us to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007.  Our General Partner is currently evaluating the impact of adopting SFAS No. 159 on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the retained interest and gain or loss when a subsidiary is deconsolidated. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited. Our General Partner is currently evaluating the impact of SFAS No. 160 on our consolidated financial statements.

Critical Accounting Policies

An understanding of our critical accounting policies is necessary to understand our financial results. The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“US GAAP”) requires our General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates primarily include the determination of allowance for doubtful accounts, depreciation and amortization, impairment losses, estimated useful lives and residual values.  Actual results could differ from those estimates. We applied our critical accounting policies and estimation methods consistently in all periods presented.  We consider the following accounting policies to be critical to our business:

•	Lease classification and revenue recognition,
•	Asset impairments,
•	Depreciation,
•	Initial direct costs, and
•	Acquisition fees

Lease Classification and Revenue Recognition

Each lease with regard to the equipment we lease to third parties will be classified either as a finance or an operating lease, which will be determined based upon the terms of each lease. For a finance lease, the initial direct costs are capitalized and amortized over the term of the lease.  For an operating lease, the initial direct costs are included as a component of the cost of the equipment and depreciated over the estimated useful life of the equipment.

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

For operating leases, rental income is recognized on a straight line basis over the lease term.  Billed and uncollected operating lease receivables are included in rents receivable.  Deferred income is the difference between the timing of the cash payments and the income recognized on a straight line basis.

Our General Partner has an investment committee that approves each new equipment and financing transaction and lease acquisition.  As part of its process it determines the residual value, if any, to be used once the acquisition has been approved.  The factors considered in determining the residual value include, but are not limited to, the creditworthiness of the potential lessee, the type of equipment being considered, how the equipment is integrated into the potential lessee's business, the length of the lease and the industry in which the potential lessee operates.

The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly.  The residual value is calculated using information from various external sources, such as trade publications, auction data, equipment dealers, wholesalers and industry experts, as well as inspection of the physical asset and other economic indicators.

Asset Impairments

The significant assets in our portfolio are periodically reviewed, no less frequently than annually, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss will be recognized only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair market value. If there is an indication of impairment, we will estimate the future cash flows (undiscounted and without interest charges) expected from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows.  If an impairment is determined to exist, the impairment loss will be measured as the amount by which the carrying value of a long-lived asset exceeds its fair value and recorded in the consolidated statement of operations in the period the determination is made.

The events or changes in circumstances that generally indicate that an asset may be impaired are (i) the estimated fair value of the underlying equipment is less than its carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to satisfy the residual position in the asset and, if applicable, the remaining obligation to the non-recourse lender.  Generally in the latter situation, the residual position relates to equipment subject to third party non-recourse debt where the lessee remits its rental payments directly to the lender and we do not recover its residual position until the non-recourse debt is repaid in full. The preparation of the undiscounted cash flows requires the use of assumptions and estimates, including the level of future rents, the residual value expected to be realized upon disposition of the asset, estimated downtime between re-leasing events and the amount of re-leasing costs. Our General Partner’s review for impairment includes a consideration of the existence of impairment indicators including third party appraisals, published values for similar assets, recent transactions for similar assets, adverse changes in market conditions for specific asset types and the occurrence of significant adverse changes in general industry and market conditions that could affect the fair value of the asset.

Depreciation

We record depreciation expense on equipment classified as an operating lease.  In order to calculate depreciation, we first determine the depreciable equipment cost, which is the cost less the estimated residual value.  The estimated residual value is our estimate of the value of the equipment at lease termination.  Depreciation expense is recorded by applying the straight-line method of depreciation to the depreciable equipment cost over the lease term.

Initial direct costs

We capitalize initial direct costs associated with the origination and funding of lease assets in accordance with SFAS No. 91 “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” The costs are amortized on a lease by lease basis based on actual lease term using a straight-line method for operating leases and the effective interest rate method for direct finance leases. Costs related to leases that are not consummated are expensed as an acquisition expense.

Acquisition fees

Pursuant to our LP Agreement, acquisition fees paid to our General Partner are based on 3% of the equipment purchase price. These fees are capitalized and included in the cost of the acquired asset.

Results of Operations for the Years Ended December 31, 2007 (“2007”) and 2006 (“2006”)

We are currently in our liquidation period.  On October 5, 2006 our General Partner extended the reinvestment period for six months until approximately April 16, 2007 and subsequently further extended the reinvestment period for an additional two months to June 2007.

On June 17, 2007, we began our liquidation period. During our liquidation period, we will sell our assets in the ordinary course of business.  As we sell our assets, both rental income and finance income will decrease over time as will expenses related to our assets such as depreciation and amortization expense. Additionally, interest expense should decrease as we reach the expiration of leases that were financed and the debt is repaid to the lender.  As leased equipment is sold, we will experience both gains and losses on these sales. We will continue to liquidate our assets during this period and we expect to see a reduction in revenue and expenses accordingly.

Revenue for 2007 and 2006 are summarized as follows:

	Years ended December 31,
	2007	2006	Change
Rental income	$8,580,752	$16,174,323	$(7,593,571)
Finance income	742,064	133,856	608,208
Loss from investments in joint ventures	(282,582)	(778,423)	495,841
Net gain on sales of equipment and residual values	493,196	476,020	17,176
Interest and other income	72,895	246,729	(173,834)

Total revenue	$9,606,325	$16,252,505	$(6,646,180)

Total revenue for 2007 decreased $6,646,180, or 40.9%, as compared to 2006 primarily due to the decrease in rental income.  The decrease in rental income was due to: (i) the sale of the Aircraft and engines on lease to FedEx during March 2007, (ii) the sale of equipment on lease to K-Mart, (iii) the extension of our lease with Cathay during March 2006, (iv) the sale of the remaining equipment on lease to ICON SPK and ICON Cheyenne and (v) the sale of the Engine Modules on lease to TWA. The sale of the Aircraft and engines in March 2007 resulted in a reduction of total rental payments of approximately $4,900,000 in 2007. The sale of the equipment on lease to K-Mart resulted in a decrease of approximately $907,000. The extension of our lease with Cathay included a reduction in total rental payments of approximately $744,000 in 2007. The sale of all the remaining equipment that was previously on lease to ICON SPK and ICON Cheyenne resulted in a reduction of approximately $445,000 and $330,000, respectively. The sale of the Engine Modules during August 2007 resulted in a reduction of approximately $302,000 in 2007. The decrease in revenue was partly offset by an increase in finance income primarily due to the addition of the Global Crossing lease that commenced in April 2007 and the reduction in our net loss from investments in joint ventures, which was primarily due to the lease extension completed during March 2006 for ICON 126.

Expenses for 2007 and 2006 are summarized as follows:

	Years ended December 31,
	2007	2006	Change
Management fees - General Partner	$-	$410,842	$(410,842)
Administrative expense reimbursements - General Partner	-	161,980	(161,980)
General and administrative	405,470	657,832	(252,362)
Interest	3,326,807	3,582,860	(256,053)
Depreciation and amortization	4,557,064	7,577,104	(3,020,040)
Impairment loss	-	2,493,108	(2,493,108)
Maintenance expense	-	1,546,456	(1,546,456)

Total expenses	$8,289,341	$16,430,182	$(8,140,841)

Total expense for 2007 decreased $8,140,841 or 49.5%, as compared to 2006. The change was from a decrease in all expense categories. The decrease in depreciation and amortization expense was due to: (i) the sale of the Aircraft and engines in March 2007, (ii) the lease extension of our lease with Cathay in March 2006 and (iii) the sales of the remaining assets on lease with ICON SPK. The sale of the Aircraft and engines resulted in a total decrease in depreciation and amortization expense of approximately $1,600,000 for 2007. The lease extension with Cathay for ICON 123 increased the overall number of total rental payments but simultaneously decreased the monthly depreciation and amortization expense. The total decrease for 2007 was approximately $564,000. The sale of the remaining assets for ICON SPK resulted in an approximately $379,000 decrease in depreciation and amortization expense for 2007. The impairment loss in 2006 was due to the following: (i) $2,100,000 from our investment in an option to purchase a Boeing 737-524 aircraft on lease to a United States based commercial airline and (ii) approximately $393,000 from our optical/digital equipment previously on lease to K-Mart. The decrease in general and administrative expense was primarily due to the approximately $1,546,000 one-time maintenance charge incurred by ICON 123 in 2006; there was no charge for 2007. The decrease in both management fees – General Partner and administrative expense reimbursements – General Partner is due to our General Partner’s decision, effective May 1, 2006, to waive all future management fees and administrative expense reimbursements, although the General Partner continues to provide these services. The decrease in interest expense is due to the general decrease that occurs as the outstanding non-recourse debt balance is paid down and the March 2006 refinancing of our non-recourse debt on the Cathay lease by ICON 123.

Minority Interest

Minority interest expense for 2007 decreased $266,744 or 61.1%, as compared to 2006. The decrease in minority interest expense was due to the sale of all remaining assets owned by the joint ventures in 2007, specifically Aircraft 47820, ICON SPK and ICON Cheyenne.

Net Income (Loss)

As a result of the foregoing factors, net income for 2007 was $1,146,979 as compared to a net loss for 2006 of $(614,426).  The net income per weighted average number of limited partnership units outstanding for 2007 was $1.53 as compared to net loss per weighted average number of limited partnership units outstanding for 2006 of $(0.82).

Results of Operations for the Years Ended December 31, 2006 (“2006”) and 2005 (“2005”)

Revenue for 2006 and 2005 are summarized as follows:

	Years ended December 31,
	2006	2005	Change
Rental income	$16,174,323	$19,426,643	$(3,252,320)
Finance income	133,856	563,439	(429,583)
(Loss) income from investments in joint ventures	(778,423)	515,832	(1,294,255)
Net gain on sales of equipment and residual values	476,020	4,827,527	(4,351,507)
Interest and other income	246,729	593,085	(346,356)

Total revenue	$16,252,505	$25,926,526	$(9,674,021)

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

Expenses for 2006 and 2005 are summarized as follows:

	Years ended December 31,
	2006	2005	Change
Management fees - General Partner	$410,842	$1,311,990	$(901,148)
Administrative expense reimbursements - General Partner	161,980	515,934	(353,954)
General and administrative	657,832	543,819	114,013
Interest	3,582,860	4,285,629	(702,769)
Depreciation and amortization	7,577,104	12,573,850	(4,996,746)
Impairment loss	2,493,108	3,855,316	(1,362,208)
Maintenance expense	1,546,456	-	1,546,456
Reversal of bad debt expense	-	(411,742)	411,742

Total expenses	$16,430,182	$22,674,796	$(6,244,614)

Total expenses for 2006 decreased by $6,244,614 or 27.5%, as compared to 2005. Our impairment loss was less in 2006 than in 2005. During 2006, our impairment loss was due to the following: (i) $2,100,000 from our investment in an option and (ii) approximately $393,000 from our optical/digital equipment previously on lease to K-Mart. During 2005, our impairment loss was due the following: (i) approximately $3,626,000 from our FedEx aircraft and (ii) approximately $229,000 on our optical/digital equipment on lease to K-Mart. The decrease in depreciation and amortization was primarily a result of the following; (i) the sale of a flight simulator during October 2005, (ii) the lease extension on our 100% owned Cathay aircraft and (iii) sales of equipment in several of our majority owned joint ventures, ICON Cheyenne and ICON SPK during 2005. The decrease in interest expense is due to several factors: (i) the general decrease that occurs as the outstanding non-recourse debt balance is paid down and (ii) the refinancing of our non-recourse debt on our 100% owned Cathay aircraft. The decrease of both management fees – General Partner and administrative expense reimbursements – General Partner is due to our General Partner’s decision, effective May 1, 2006, to waive all future management fees and administrative expense reimbursements, although the General Partner continues to provide these services. The increase in maintenance expense, which is a one-time charge, was due solely to required maintenance costs incurred on our Airbus A340-313X aircraft.

Minority Interest

Minority interest expense for 2006 decreased by $553,604 or 473.8%, as compared to 2005. The decrease was primarily due to the approximately $3,600,000 impairment loss recorded by Aircraft 47820 which resulted in additional minority interest expense of approximately $360,000 in 2005. Additionally, as a result of this impairment loss, there was a decrease in depreciation expense recognized in 2006.

Net (Loss) Income

As a result of the foregoing factors, net loss for 2006 was $(614,426) as compared to a net income for 2005 of $3,368,585.  The net loss per weighted average number of limited partnership units outstanding for 2006 was $(0.82) as compared to a net income per weighted average number of limited partnership units outstanding for 2005 of $4.49.

Financial Condition

This section discusses the major balance sheet variances from 2007 compared to 2006.

Total Assets

Total assets decreased $13,538,451 from $78,651,672 in 2006 to $65,113,221 in 2007. The decrease was primarily due to the sale of assets during 2007. We are currently in our liquidation period and are selling our remaining assets in the ordinary course of business.  During 2007 we sold the Aircraft and engines and the Engine Modules previously on lease to FedEx and TWA. In addition, we sold the Noritsu Optical/Digital equipment that were classified as held for sale. The decrease in total assets was offset by the addition of the equipment on lease to Global Crossing.

Current Assets

Current assets decreased $1,637,863 from $3,821,573 in 2006 to $2,183,710 in 2007. The decrease was primarily due to the sale of the Aircraft and engines previously on lease to FedEx (we recorded an accounts receivable for FedEx in 2006 for rents not yet received) and the payment of the maintenance costs by ICON 123 in January 2007.

Total Liabilities

Total liabilities decreased $9,809,986 from $57,876,235 in 2006 to $48,066,249 in 2007. The decrease was primarily due to the payment of the remaining debt obligations upon the sale of the Aircraft and engines during 2007, which decreased our total remaining non-recourse long-term debt balance. In addition, the accrued maintenance reserve account for ICON 123 was terminated upon the payment of the liability in January 2007.

Current Liabilities

Current liabilities decreased $6,014,069 from $11,734,015 in 2006 to $5,719,946 in 2007. The decrease was primarily due to the sale of the Aircraft and engines, whereupon all remaining debt obligations were fully satisfied. In addition, we repaid most of the outstanding balance on our revolving line of credit, recourse.

Total Partners’ Equity

Total partners’ equity decreased $3,230,178 from $20,277,150 in 2006 to $17,046,972 in 2007. During our liquidation period, we are distributing substantially all distributable cash from operations and equipment sales to our limited partners. In addition, in conjunction with the sale of equipment, rental income is expected to decrease, thereby reducing our net income.

Liquidity and Capital Resources

Sources and Uses of Cash

At December 31, 2007 and 2006, we had cash and cash equivalents of $414,156 and $762,601, respectively. During our liquidation period our main source of cash is expected to be from operating and investing activities from the sale or disposal of our assets. Our main use of cash during the liquidation period is expected to be from financing activities, in the form of cash distributions to our partners.

Operating Activities

Sources of Cash

Sources of cash from operating activities decreased $353,911 from $2,164,486 in 2006 to $1,810,575 in 2007. The decrease was primarily due to the payment of the maintenance costs of approximately $1,403,000. This decrease was partly offset by the addition of our financing lease with Global Crossing, which accounted for an additional collection of cash of approximately $1,129,000.

Our main source of cash from operating activities in 2006 and 2005 was the collection of non-financed receivables from finance leases of approximately $823,000 and $732,000, respectively. Our only source of cash from the collection of non-financed receivables was from Regus Business Centre Corp. (“Regus”).  Our finance lease with Regus expired on February 28, 2007.

Investing Activities

Sources of Cash

Sources of cash from investing activities increased $11,369,816 from $1,052,969 in 2006 to $12,422,785 in 2007. The increase in cash was primarily from the proceeds received from the sales of equipment of $11,783,785 and $1,052,969 for 2007 and 2006, respectively. During 2007, the sales of the Engine Modules and the Aircraft and engines resulted in total proceeds of approximately $6,050,000 and $5,475,000, respectively. In addition, we received approximately $639,000 in distributions from Aircraft 46835. During 2006, two of our majority owned subsidiaries, ICON SPK and ICON Cheyenne, had proceeds from the sales of equipment of approximately $460,000 and $583,000, respectively.

Our primary source of cash from investing activities in 2006 and 2005 was from the proceeds from sales of equipment of $1,052,969 and $9,438,738, respectively. During 2006, two of our majority owned subsidiaries, ICON SPK 2023 and ICON Cheyenne, had proceeds from the sales of equipment of approximately $460,000 and $583,000, respectively. During 2005, we received proceeds of $8,000,000 relating to the sale of our flight simulator previously on lease to BAE.

Uses of Cash

Use of cash from investing activities increased $7,675,147 from $91,011 in 2006 to $7,766,158 in 2007. The increase was primarily due to the purchase of telecommunications equipment from various vendors totaling $7,754,746. The equipment is on lease to Global Crossing as of April 1, 2007.

Our principal uses of cash from investing activities in 2006 and 2005 were for distributions paid to minority interest partners in several of our joint ventures and in 2005 we made loans and advances made to affiliates. During 2005, we made advances to one of our affiliates of approximately $673,000.

Financing Activities

Sources of Cash

Source of cash from financing activities increased $505,000 from $3,125,000 in 2006 to $3,630,000 in 2007, resulting from an increase of $505,000 in proceeds from the revolving line of credit.

Our sole source of cash from financing activities during 2006 and 2005 was from the proceeds from our recourse borrowings of $3,125,000 and $4,160,000, respectively.

Uses of Cash

Use of cash from financing activities increased $4,108,139 from $6,337,508 in 2006 to $10,445,647 in 2007. The increase was due to the distributions paid to our partners and the repayment of our recourse borrowings in 2007. During 2007 and 2006 we paid distributions to our partners of $4,351,859, and $5,994,430, respectively.  During 2007 we repaid our revolving line of credit of $5,500,000. In addition, we paid distributions to our minority interest partners in 2007and 2006 of $568,490, and $291,943, respectively.

Our major uses of cash from financing activities during 2006 and 2005 were distributions paid to our partners and in 2005 we paid down our recourse borrowings. During 2006 and 2005 we paid approximately $292,000 and $350,000, respectively, for distributions to our minority interest partners in joint ventures. During 2006, we paid approximately $275,000 to the other members of ICON SPK 2023 and approximately $17,000 to the other members of ICON Cheyenne. During 2005, we paid approximately $298,000 to the other members of ICON SPK 2023 and approximately $52,000 to the other members of ICON Cheyenne. During 2006 and 2005 we paid distributions to our partners of approximately $5,994,000 and $6,006,000, respectively.  During 2005 we paid down our revolving line of credit by approximately $7,385,000.

Financings and Borrowings

Non-Recourse Long-Term Debt

At December 31, 2007, we had a non-recourse debt obligation that was being paid directly to the lender by the lessee and was accruing interest at 6.1095% per year. The outstanding balance of our non-recourse debt was $46,142,220 at December 31, 2007. At December 31, 2006 and 2005, we had two non-recourse debt obligations that were being paid directly to the lenders by the lessees which accrued interest at 4.035% and 6.1095% per year. The outstanding balance of our non-recourse debt at December 31, 2006 and 2005 was $52,572,875 and $63,746,059, respectively.

Effective March 14, 2006, the owner trustee, in connection with the Cathay lease extension, refinanced the non-recourse debt related to the Cathay aircraft of which we own 100%. The refinancing was entered into because the original non-recourse debt of approximately $52,850,000 was due to be repaid on March 14, 2006. We had established, under the original lease, a reserve account totaling approximately $282,000, which was used to reduce the balloon payment to approximately $52,568,000. We refinanced approximately $52,568,000, which initially accrued interest at LIBOR plus 1.165%, and matures on October 1, 2011 and has a balloon payment of approximately $32,000,000. The interest rate of the refinanced non-recourse debt was fixed at 6.1095% under the terms of the debt agreement, effective October 3, 2006.

Revolving Line of Credit, Recourse

On August 31, 2005, we, together with certain of our affiliates (entities sponsored and organized by our General Partner), Fund Nine, ICON Income Fund Ten, LLC (“Fund Ten”) and ICON Leasing Fund Eleven, LLC (“Fund Eleven”) (collectively, the "Borrowers") entered into a Commercial Loan Agreement (the "Loan Agreement"), with California Bank & Trust (the “Lender”). The Loan Agreement provides for a revolving line of credit of up to $17,000,000 pursuant to a senior secured revolving loan facility (the "Facility") which is secured by all assets of the Borrowers not subject to a first priority lien, as defined in the Loan Agreement. Each of the Borrowers is jointly and severally liable for all amounts borrowed under the Facility. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain lease agreements in which the Borrowers have a beneficial interest.

As part of the Loan Agreement, the Borrowers are required to comply with certain financial covenants including a minimum debt coverage ratio, a tangible net worth covenant, a leverage ratio and a minimum liquidity covenant. The Loan Agreement prohibits any Borrower from declaring or paying any distribution to investors if such a payment would cause such Borrower to become non-compliant with the financial covenants in the Loan Agreement. The Borrowers are obligated to pay a quarterly commitment fee of 0.5% on unused commitments under the Facility.

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

On December 26, 2006, the Borrowers entered into a Loan Modification Agreement (the “Loan Modification”) to the Loan Agreement. The Loan Modification extended the Facility from August 31, 2007 to September 30, 2008 and lowered (i) the interest rate for advances under the Facility from the Lender’s prime rate plus 0.25% to the Lender’s prime rate and (ii) the interest rate on the five separate advances that are permitted to be made under the Facility to the rate at which United States dollar deposits can be acquired by LIBOR plus 2.75% per year to LIBOR plus 2.5% per year. In addition, pursuant to the terms of the Loan Modification, the Borrowers no longer have to maintain a cash reserve. The interest rate at December 31, 2007 was 7.25%.

At December 31, 2006, we had $3,125,000 outstanding under the Facility, which represented the entire amount outstanding for all Borrowers.

On June 20, 2007, the Loan Agreement, the Contribution Agreement and the Loan Modification were modified to admit ICON Leasing Fund Twelve LLC (“Fund Twelve”) as a permitted borrower.

The Borrowers were in compliance with the covenants at December 31, 2007. The Borrowers were also in compliance with the Contribution Agreement at December 31, 2007 and no amounts were due to or payable by us under the Contribution Agreement.

Aggregate borrowings by all Borrowers under the Facility amounted to $6,255,000 at December 31, 2007. We had $1,255,000 in borrowings outstanding under the Facility as of such date. The balance of $5,000,000 was borrowed by Fund Ten. Subsequent to December 31, 2007, Fund Ten made repayments on various dates totaling $5,000,000.

Our General Partner believes that with the cash we currently have available, the cash being generated from our remaining leases, and the proceeds from equipment and asset sales, we have sufficient cash to continue our operations into the foreseeable future. We have the ability to borrow funds under the Facility if necessary. However, our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect our lessees’ businesses that are beyond our control.  See “Part I, Item 1A.  Risk Factors.” At December 31, 2007, we had approximately $2,184,000 of current assets and approximately $5,720,000 of current liabilities, which results in approximately a $3,536,000 working capital deficit. Of this amount, approximately $3,796,000 consisted of direct payments to a lender made by our lessee. These direct payments are for a debt that had no corresponding current assets. Therefore, when considering the overall working capital, direct payments should be excluded. The exclusion of these payments yields a positive working capital of approximately $260,000 at December 31, 2007.

Distributions

We, at our General Partner’s discretion, paid monthly distributions to each of our partners beginning the first month after each such partner was admitted through the termination of our reinvestment period, which was on June 17, 2007. During the liquidation period, we plan to make distributions pursuant to the terms of the LP Agreement. We expect that distributions made during the liquidation period will vary, depending on the timing of the sale of our assets, our receipt of rental income, and income from our investments. We paid distributions to our limited partners for the years ended December 31, 2007, 2006 and 2005 of $4,308,340, $5,934,486 and $5,945,540, respectively. We paid distributions to our General Partner for the years ended December 31, 2007, 2006 and 2005 of $43,519, $59,944 and $60,056, respectively.

Contractual Obligations and Commitments

At December 31, 2007 we had both non-recourse and recourse debt obligations. The lenders have security interests in equipment relating to each non-recourse debt instrument and an assignment of the rental payments under the leases associated with the equipment. If the lessee were to default on the lease, the equipment would be returned to the lender in extinguishment of the non-recourse debt. At December 31, 2007, our outstanding non-recourse indebtedness was $46,142,220. We are a party to the Facility, as discussed in the financing and borrowings section above. We had $1,255,000 of borrowings under this Facility at December 31, 2007.

Principal maturities of our non-recourse debt and related interest and Facility consisted of the following at December 31, 2007:

	Payments Due by Period
		Less Than 1	1 - 3	4 - 5
	Total	Year	Years	Years
Non-recourse debt	$46,142,220	$3,795,917	$7,856,067	$34,490,236
Non-recourse interest	9,233,990	2,744,083	4,773,927	1,715,980
Revolving line of credit	1,255,000	1,255,000	-	-

	$56,631,210	$7,795,000	$12,629,994	$36,206,216

We had a commitment with regards to the Cathay aircraft in which we have a 100% interest to pay certain maintenance costs, which were incurred on or prior to March 14, 2006. We had established, under the original lease a maintenance reserve cash account, which totaled approximately $1,398,000 to pay for our portion of these costs. In January 2007, the outstanding maintenance cost of approximately $1,546,000 was repaid with the balance in the reserve account of approximately $1,403,000, inclusive of accrued interest. The remaining balance of approximately $143,000 was borrowed from ICON 126 and is repayable on demand.

We entered into residual sharing agreements with various third parties. In connection with these agreements, residual proceeds received in excess of specific amounts will be shared with these third parties based on specific formulas.

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

If interest rates increase significantly, the lease rates that we can obtain on future leases may be expected to increase as the cost of capital is a significant factor in the pricing of lease financing.  Leases already in place would generally not be affected by changes in interest rates.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

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

We manage our exposure to equipment and residual risk by monitoring the markets our leased equipment is in and maximizing remarketing proceeds through the re-lease or sale of equipment.

Item 8. Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners
ICON Income Fund Eight B L.P.

We have audited the accompanying consolidated balance sheet of ICON Income Fund Eight B L.P. and subsidiaries (the “Company”) as of December 31, 2007, and the related consolidated statements of operations, changes in partners’ equity, and cash flows for the year ended December 31, 2007. Our audit also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company’s internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ICON Income Fund Eight B L.P. and subsidiaries at December 31, 2007, and the consolidated results of their operations and their cash flows for the year ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young, LLP

April 9, 2008
New York, New York

The Partners
ICON Income Fund Eight B L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheet of ICON Income Fund Eight B L.P. (a Delaware limited Partnership) and subsidiaries as of December 31, 2006 and the related consolidated statements of operations, changes in partners’ equity, and cash flows for the years ended December 31, 2006 and 2005.  Our audits also include the financial statement schedule listed in the index at Item 15(a)(2) of Form 10-K.  These consolidated financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ICON Income Fund Eight B L.P. and subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for the years ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ Hays & Company LLP

April 2, 2007
New York, New York

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Consolidated Balance Sheets

Assets
	December 31,
	2007	2006
Current assets
Cash and cash equivalents	$414,156	$762,601
Current portion of net investment in finance leases	1,764,768	67,667
Accounts receivable	-	1,593,778
Other current assets	4,786	1,397,527

Total current assets	2,183,710	3,821,573

Non-current assets
Net investments in finance leases, less current portion	4,920,691	-
Leased equipment at cost (less: accumulated depreciation
of $26,103,232 and $43,018,821, respectively)	53,201,855	68,969,109
Equipment held for sale	-	140,400
Investments in joint ventures	3,413,505	4,315,573
Other non-current assets, net	1,393,460	1,405,017

Total non-current assets	62,929,511	74,830,099

Total Assets	$65,113,221	$78,651,672

Liabilities and Partners' Equity

Current liabilities
Current portion of non-recourse long-term debt	$3,795,917	$6,430,655
Revolving line of credit, recourse	1,255,000	3,125,000
Deferred rental income	286,364	138,021
Due to General Partner and affiliates	143,070	-
Accrued expenses and other liabilities	239,595	2,040,339

Total current liabilities	5,719,946	11,734,015

Non-current liabilities
Non-recourse long-term debt, net of current portion	42,346,303	46,142,220

Total Liabilities	48,066,249	57,876,235

Minority Interest	-	498,287

Commitments and contingencies (Note 12)

Partners' Equity
General Partner	(478,624)	(446,575)
Limited Partners	17,525,596	20,723,725

Total Partners' Equity	17,046,972	20,277,150

Total Liabilities and Partners' Equity	$65,113,221	$78,651,672

See accompanying notes to consolidated financial statements

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Operations

	Years Ended December 31,
	2007	2006	2005
Revenue:
Rental income	$8,580,752	$16,174,323	$19,426,643
Finance income	742,064	133,856	563,439
(Loss) income from investments in joint ventures	(282,582)	(778,423)	515,832
Net gain on sales of equipment and residual values	493,196	476,020	4,827,527
Interest and other income	72,895	246,729	593,085

Total revenue	9,606,325	16,252,505	25,926,526

Expenses:
Management fees - General Partner	-	410,842	1,311,990
Administrative expense reimbursements - General Partner	-	161,980	515,934
General and administrative	405,470	657,832	543,819
Interest	3,326,807	3,582,860	4,285,629
Depreciation and amortization	4,557,064	7,577,104	12,573,850
Impairment loss	-	2,493,108	3,855,316
Maintenance expense	-	1,546,456	-
Reversal of bad debt expense	-	-	(411,742)

Total expenses	8,289,341	16,430,182	22,674,796

Income (loss) before Minority Interest	1,316,984	(177,677)	3,251,730

Minority interest	(170,005)	(436,749)	116,855

Net income (loss)	$1,146,979	$(614,426)	$3,368,585

Net income (loss) allocable to:
Limited Partners	$1,135,509	$(608,282)	$3,334,899
General Partner	11,470	(6,144)	33,686

	$1,146,979	$(614,426)	$3,368,585

Weighted average number of limited
partnership units outstanding	740,985	741,752	743,161

Net income (loss) per weighted average
limited partnership units	$1.53	$(0.82)	$4.49

 See accompanying notes to consolidated financial statements

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Changes in Partners' Equity

	Limited
	Partnership			Total
	Units	Limited	General	Partners'
	Outstanding	Partners'	Partner	Equity
Balance, January 1, 2005	743,279	$29,951,408	$(354,117)	$29,597,291

Limited partnership units redeemed	(449)	(23,139)	-	(23,139)
Cash distributions to partners	-	(5,945,540)	(60,056)	(6,005,596)
Net income	-	3,334,899	33,686	3,368,585

Balance, December 31, 2005	742,830	27,317,628	(380,487)	26,937,141

Limited partnership units redeemed	(1,300)	(51,135)	-	(51,135)
Cash distributions to partners	-	(5,934,486)	(59,944)	(5,994,430)
Net loss	-	(608,282)	(6,144)	(614,426)

Balance, December 31, 2006	741,530	20,723,725	(446,575)	20,277,150

Limited partnership units redeemed	(1,000)	(25,298)	-	(25,298)
Cash distributions to partners	-	(4,308,340)	(43,519)	(4,351,859)
Net income	-	1,135,509	11,470	1,146,979

Balance, December 31, 2007	740,530	$17,525,596	$(478,624)	$17,046,972

See accompanying notes to consolidated financial statements

ICON Income Fund Eight B L.P. (A Delaware Limited Partnership) Consolidated Statements of Cash Flows

	Years Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income (loss)	$1,146,979	$(614,426)	$3,368,585
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Rental income paid directly to lenders by lessees	(8,129,490)	(13,614,988)	(17,076,952)
Finance income	(742,064)	(133,856)	(414,389)
Net gain on sales of equipment	(493,196)	(476,020)	(4,827,527)
Loss (income) from investments in joint ventures	282,582	778,423	(515,832)
Impairment loss	-	2,493,108	3,855,316
Depreciation and amortization	4,557,064	7,577,104	12,573,850
Interest expense on non-recourse financing paid directly to lenders by lessees	3,021,752	3,470,390	3,757,058
Reversal of bad debt expense	-	-	(411,742)
Minority interest	170,005	436,749	(116,855)
Changes in operating assets and liabilities:
Collection of principal - non-financed receivables	1,952,376	823,007	732,028
Accounts receivable	293,255	-	-
Other assets	1,404,298	78,615	(128,620)
Deferred rental income	148,343	(359,282)	237,343
Due to General Partner and affiliates	143,070	92,836	(248,308)
Accrued expenses and other liabilities	(1,844,599)	1,612,826	(346,392)
Distributions to/from joint ventures and minority interest	(99,800)	-	-

Net cash provided by operating activities	1,810,575	2,164,486	437,563

Cash flows from investing activities:
Distributions received from joint ventures	639,000	-	-
Loans and advances to affiliates	-	-	(672,992)
Proceeds from sales of equipment and sales advances received	11,783,785	1,052,969	9,438,738
Purchase of leased equipment	(7,754,746)	-	-
Cash investment in joint ventures	(11,412)	(91,011)	-

Net cash provided by investing activities	4,656,627	961,958	8,765,746

Cash flows from financing activities:
Cash distributions to partners	(4,351,859)	(5,994,430)	(6,005,596)
Proceeds from revolving line of credit	3,630,000	3,125,000	4,160,000
Repayment of revolving line of credit	(5,500,000)	-	(7,385,000)
Distributions paid to minority interest holders	(568,490)	(291,943)	(350,389)
Cash paid for redemption of limited partnership units	(25,298)	(51,135)	(23,139)

Net cash used in financing activities	(6,815,647)	(3,212,508)	(9,604,124)

Net decrease in cash and cash equivalents	(348,445)	(86,064)	(400,815)
Cash and cash equivalents, beginning of the year	762,601	848,665	1,249,480

Cash and cash equivalents, end of the year	$414,156	$762,601	$848,665

See accompanying notes to consolidated financial statements

ICON Income Fund Eight B L.P. (A Delaware Limited Partnership) Consolidated Statements of Cash Flows
	Years Ended December 31,
	2007	2006	2005
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$380,594	$112,470	$779,435

Supplemental disclosure of non-cash investing and financing activities:
Principal and interest on non-recourse long-term debt paid directly to
lenders by lessees	$9,421,608	$14,572,355	$19,692,615
Notes payable non-recourse cancelled with repossession of equipment	$-	$-	$3,398,406
Joint venture interests acquired from affiliate in exchange for amounts
owed, at fair value	$-	$-	$672,992
Escrow utilized to pay non-recourse debt	$-	$281,868	$-
Transfer of leased equipment to direct finance lease	$7,743,990	$403,565	$-
Transfer of leased equipment to equipment held for sale	$-	$239,043	$-
Transfer of equipment from direct finance lease to equipment held for sale	$-	$104,360	$-
Payment of maintenance costs	$1,546,000	$-	$-

 See accompanying notes to consolidated financial statements

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

(1)	Organization

ICON Income Fund Eight B L.P. (the "Partnership") was formed on February 7, 2000 as a Delaware limited partnership. The Partnership is engaged in one business segment, the business of purchasing equipment and leasing it to third parties, providing equipment and other financing, and to a lesser degree, acquiring ownership rights to items of leased equipment at lease expiration. The Partnership will continue until December 31, 2017, unless terminated sooner.

The Partnership’s principal investment objective is to obtain the maximum economic return from its investments for the benefit of its partners. To achieve this objective the Partnership: (i) acquired a diversified portfolio of equipment leases and financing transactions, (ii) made monthly cash distributions, at the General Partner’s discretion, to its partners commencing with each partner's admission through the liquidation period, which commenced on June 17, 2007, (iii) re-invested substantially all undistributed cash from operations and cash from sales of equipment and financing transactions during the reinvestment period, and (iv) began to dispose of its investments and distribute the excess cash from sales of such investments to its partners with the commencement of the liquidation period.

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

The general partner of the Partnership is ICON Capital Corp. (the "General Partner"), which was originally a Connecticut corporation.  Effective June 1, 2007, the General Partner was re-incorporated as a Delaware corporation. The General Partner manages and controls the business affairs of the Partnership, including, but not limited to, the equipment leases and financing transactions that the Partnership enters into pursuant to the terms of the Partnership’s limited partnership agreement (the “LP Agreement”).  Additionally, the General Partner has a 1% interest in the profits, losses, cash distributions and liquidation proceeds of the Partnership.

The Partnership's maximum offering was $75,000,000. The Partnership commenced business operations on its initial closing date, June 14, 2000, with the admission of 15,816 limited partnership units representing $1,581,551 of capital contributions.  Between June 15, 2000 and October 17, 2001, the final closing date, 734,184 additional limited partnership units were sold representing $73,418,449 of capital contributions bringing the total admission to 750,000 limited partnership units totaling $75,000,000 of capital contributions. From 2001 through 2007, the Partnership redeemed 9,470 limited partnership units leaving 740,530 limited partnership units outstanding at December 31, 2007.

The Partnership invested most of the net proceeds from its offering in equipment subject to leases, equipment financing transactions and residual ownership rights in leased equipment. After the net offering proceeds were invested, additional investments were made with the cash generated from the Partnership’s initial investments to the extent that cash was not needed for expenses, reserves and distributions to partners. The investment in additional equipment in this manner is called "reinvestment."

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

(1)	Organization - continued

Partners’ capital accounts are increased for their initial capital contribution plus their proportionate share of earnings and decreased by their proportionate share of losses and distributions. Profits, losses, cash distributions and liquidation proceeds are allocated 99% to the limited partners and 1% to the General Partner until each limited partner has (a) received cash distributions and liquidation proceeds sufficient to reduce their adjusted capital contribution account to zero and (b) received, in addition, other distributions and allocations that would provide an 8% per year cumulative return on their outstanding adjusted capital contribution account. After such time, distributions will be allocated 90% to the limited partners and 10% to the General Partner.

(2)	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying consolidated financial statements of the Partnership have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”).

The consolidated financial statements include the accounts of the Partnership and its majority owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The Partnership accounts for its noncontrolling interests in joint ventures where the Partnership has influence over financial and operational matters, generally 50% or less ownership interest, under the equity method of accounting. In such cases, the Partnership's original investments are recorded at cost and adjusted for its share of earnings, losses and distributions.  The Partnership accounts for investments in joint ventures where the Partnership has virtually no influence over financial and operational matters using the cost method of accounting.  In such cases, the Partnership's original investments are recorded at cost and any distributions received are recorded as revenue.  All of the Partnership's investments in joint ventures are subject to its impairment review policies.

In joint ventures where the Partnership’s interest is majority owned, the financial condition and results of operations of the joint venture are consolidated.  Minority interest represents the minority owner’s proportionate share of its equity in the joint venture. The minority interest is adjusted for the minority owner’s share of the earnings, losses and distributions of the joint venture.

Cash and cash equivalents

Cash and cash equivalents include cash in banks and highly liquid investments with original maturity dates of three months or less.

The Partnership's cash and cash equivalents are held principally at two financial institutions and at times may exceed insured limits. The Partnership has placed these funds in high quality institutions in order to minimize risk relating to exceeding insured limits.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

(2) Summary of Significant Accounting Policies – continued

Risks and Uncertainties

In the normal course of business, the Partnership is exposed to two significant types of economic risk: credit and market.  Credit risk is the risk of a lessee’s inability or unwillingness to make contractually required payments.  Concentrations of credit risk with respect to lessees are dispersed across different industry segments within the United States of America and throughout the world.  Although the Partnership does not currently foresee a concentrated credit risk associated with these customers, lease payments are dependent upon the financial stability of the industry segments in which they operate.  See Note 11 for concentration of risk.

Market risk reflects the change in the value of debt instruments and credit facilities due to change in interest rate spreads or other market factors.  The Partnership believes that the carrying value of its investments is reasonable taking into consideration these risks, along with estimated collateral values, payment history and other relevant information.

Allowance for Doubtful Accounts

When evaluating the adequacy of the allowance for doubtful accounts, the Partnership estimates the uncollectibility of receivables by analyzing lessee concentrations, creditworthiness and current economic trends. The Partnership records an allowance for doubtful accounts when the analysis indicates that the probability of full collection is unlikely.  No allowance was deemed necessary at December 31, 2007 and 2006.

Debt Financing Costs

Expenses associated with the issuance of long-term debt are capitalized and amortized over the term of the debt instrument using the effective interest rate method.  These costs are included in other non-current assets.

Leased Equipment at Cost

Investments in leased equipment are stated at cost less accumulated depreciation.  Leased equipment is depreciated on a straight line basis over the lease term which range from 4 to 5 years to the asset’s residual value.

The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly.  The residual value is calculated using information from various external sources, such as trade publications, auction data, equipment dealers, wholesalers and industry experts, as well as inspection of the physical asset and other economic indicators.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

(2)	Summary of Significant Accounting Policies - continued

Asset Impairments

The significant assets in the Partnership’s portfolio are periodically reviewed, no less frequently than annually, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss will be recognized only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair market value. If there is an indication of impairment, the Partnership will estimate the future cash flows (undiscounted and without interest charges) expected from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows.  If an impairment is determined to exist, the impairment loss will be measured as the amount by which the carrying value of a long-lived asset exceeds its fair value and recorded in the consolidated statement of operations in the period the determination is made.

The events or changes in circumstances that generally indicate that an asset may be impaired are (i) the estimated fair value of the underlying equipment is less than its carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to satisfy the residual position in the asset and, if applicable, the remaining obligation to the non-recourse lender.  Generally in the latter situation, the residual position relates to equipment subject to third party non-recourse debt where the lessee remits its rental payments directly to the lender and the Partnership does not recover its residual position until the non-recourse debt is repaid in full. The preparation of the undiscounted cash flows requires the use of assumptions and estimates, including the level of future rents, the residual value expected to be realized upon disposition of the asset, estimated downtime between re-leasing events and the amount of re-leasing costs. The General Partner’s review for impairment includes a consideration of the existence of impairment indicators including third party appraisals, published values for similar assets, recent transactions for similar assets, adverse changes in market conditions for specific asset types and the occurrence of significant adverse changes in general industry and market conditions that could affect the fair value of the asset.

Equipment Held for Sale

Equipment held for sale is recorded at the lower of cost or estimated fair value, less anticipated costs to sell and consists of equipment previously leased to end users which has been returned to the Partnership following lease expiration.

Equipment held for sale is not depreciated and related deferred costs are not amortized. Subsequent changes to the asset’s fair value, either increases or decreases, are recorded as adjustments to the carrying value of the equipment; however, any such adjustment would not exceed the original carrying value of the equipment held for sale.

Unguaranteed Residual Values

The Partnership carries its investments in estimated unguaranteed residual values at cost. The net book value is equal to or less than fair value at each reporting period and is subject to the Partnership's policy relating to impairment review.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

(2)	Summary of Significant Accounting Policies - continued

Revenue Recognition

The Partnership leases equipment to third parties and each such lease may be classified as either a finance lease or an operating lease, which is based upon the terms of each lease.  Initial direct costs are capitalized and amortized over the term of the related lease for a finance lease.  For an operating lease, the initial direct costs are included as a component of the cost of the equipment and depreciated.

For finance leases, the Partnership records, at lease inception, the total minimum lease payments receivable from the lessee, the estimated unguaranteed residual value of the equipment upon lease termination, the initial direct costs related to the lease and the related unearned income.  Unearned income represents the difference between the sum of the minimum lease payments receivable plus the estimated unguaranteed residual value, minus the cost of the leased equipment.  Unearned income is recognized as finance income over the term of the lease using the effective interest rate method.

For operating leases, rental income is recognized on a straight line basis over the lease term.  Billed and uncollected operating lease receivables are included in accounts receivable.  Accounts receivable are stated at their estimated net realizable value.  Deferred income is the difference between the timing of the cash payments and the income recognized on a straight line basis.

The General Partner has an investment committee that approves each new equipment and financing transaction and lease acquisition.  As part of its process it determines the residual value, if any, to be used once the acquisition has been approved.  The factors considered in determining the residual value include, but are not limited to, the creditworthiness of the potential lessee, the type of equipment being considered, how the equipment is integrated into the potential lessees business, the length of the lease and the industry in which the potential lessee operates.  Residual values are reviewed for impairment in accordance with the Partnership’s policy relating to impairment review.

Initial direct costs

The Partnership capitalizes initial direct costs associated with the origination and funding of lease assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 91 “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases”. The costs are amortized on a lease by lease basis based on actual lease term using a straight-line method for operating leases and the effective interest rate method for direct finance leases. Costs related to leases that are not consummated are expensed as an acquisition expense.

Acquisition fees

Pursuant to the LP Agreement, acquisition fees paid to the General Partner are based on 3% of the equipment purchase price. These fees are capitalized and included in the cost of the rental equipment.

Income Taxes

The Partnership is taxed as a partnership for federal and state income tax purposes.  No provision for income taxes has been recorded since the liability for such taxes is that of each of the individual partners rather than the Partnership. The Partnership's income tax returns are subject to examination by the federal and state taxing authorities, and changes, if any, could adjust the individual income tax of the partners.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

(2)	Summary of Significant Accounting Policies - continued

Per Unit Data

Net income (loss) per unit is based upon the weighted average number of limited partnership units outstanding during the year.

Redemption of Limited Partnership Units

The Partnership may, at its discretion, redeem units from a limited number of its limited partners, as provided for in its LP Agreement. The redemption price for any units approved for redemption is based upon a formula, as provided in the LP Agreement.  Limited partners are required to hold their units for at least one year before redemptions will be permitted.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates primarily include the determination of allowance for doubtful accounts, depreciation and amortization, impairment losses, estimated useful lives and residual values.  Actual results could differ from those estimates.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Accounting for Fair Value Measurement” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. SFAS No. 157 also expands financial statement disclosures about fair value measurements. On February 14, 2008, the FASB issued FASB Staff Position SFAS No. 157-1, which amends SFAS No. 157 to exclude SFAS No. 13, “Accounting for Leases” and other accounting pronouncements that address fair value measurements of leases from the provisions of SFAS No. 157.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The General Partner has not yet determined whether SFAS No. 157 will have a material impact on the Partnership’s financial condition, results of operations, or cash flow. However, the General Partner believes the Partnership will likely be required to provide additional disclosures as part of future financial statements, beginning with the first quarter of 2008.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of SFAS No. 115” (“SFAS No. 159”), which permits but does not require us to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The General Partner is currently evaluating the impact of adopting SFAS No. 159 on the Partenership's consolidated financial statements.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

(2)	Summary of Significant Accounting Policies - continued

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the retained interest and gain or loss when a subsidiary is deconsolidated. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited. The General Partner is currently evaluating the impact of SFAS No. 160 on the Partnership's consolidated financial statements.

Reclassifications

Certain reclassifications have been made to the accompanying consolidated financial statements in prior years to conform to the current presentation.

(3)	Net Investments in Finance Leases

Net investments in finance leases consisted of the following at December 31:

	2007	2006

Minimum rents receivable	$8,165,747	$67,973
Estimated residual value	1	-
Initial direct costs, net	84,113	-
Unearned income	(1,564,402)	(306)

Net investments in finance leases	6,685,459	67,667

Less: Current portion of net
investment in finance leases	1,764,768	67,667

Net investments in finance leases,
less current portion	$4,920,691	$-

Non-cancelable minimum annual amounts due on investments in finance leases over the next five years were as follows at December 31, 2007:

Years Ending
December 31,
2008	$2,512,538
2009	2,512,538
2010	2,512,538
2011	628,133
$8,165,747

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

(3)	Net Investments in Finance Leases - continued

Digital  Mini-Labs

On January 22, 2002, K-Mart Corporation (“K-Mart”) and its affiliate debtors filed a voluntary petition in the United States Bankruptcy Court for the Eastern District of Illinois (the “Bankruptcy Court”) seeking relief under Chapter 11 of the United States Bankruptcy Code. The Partnership was the lessor of five lease schedules representing 179 Noritsu Optical/Digital photo processing mini-labs located at K-Mart retail locations throughout the United States. Although K-Mart emerged from Chapter 11 during 2004, the Bankruptcy Court retained jurisdiction over this matter.

On June 21, 2005, the Bankruptcy Court officially rejected one of the Partnership’s five equipment leases with K-Mart, consisting of 51 mini-labs, and the equipment was returned to the Partnership.  Additionally, the Bankruptcy Court awarded the Partnership approximately $220,000 for overdue property tax payments previously paid by the Partnership which amount was received on July 5, 2005 and is included in interest and other income on the accompanying consolidated statement of operations for the year ended December 31, 2005.  K-Mart refused to make the required lease payments to the lender on the one rejected lease, thereby putting the lease in default with the lender and the lender subsequently repossessed the equipment.  On June 30, 2005, the Partnership removed the rejected equipment and related non-recourse debt from its books and recorded a net gain on sales of equipment of approximately $44,000.  During 2004, the Partnership recorded an allowance for doubtful accounts of $411,742, related to the rejected lease, which the Partnership reversed upon receipt of payment during 2005.

The Partnership had an investment in finance leases with K-Mart that consisted of 128 Noritsu Optical/Digital photo processing mini-labs subject to lease.

At December 31, 2005 the General Partner received an appraisal on the remaining Noritsu Optical/Digital equipment held by K-Mart that indicated the estimated residual value was less than originally estimated due to recent technological developments in this industry. As a result, the Partnership recorded an impairment loss for the year ended December 31, 2005 of approximately $229,000.

On April 30, 2006 and May 31, 2006, two of the four Partnership’s leases with K-Mart expired and, pursuant to the terms of the leases, they were extended for an additional 90 days. The Partnership treated these leases as month-to-month leases beginning on May 1, 2006 and on June 1, 2006, respectively. Accordingly, the Partnership reclassified approximately $285,000 and $119,000, respectively, of the unguaranteed residual values related to these assets to leased equipment at cost. These lease extensions ended on or before September 30, 2006, and the Partnership reclassified the net book value of this equipment of approximately $269,000 to equipment held for sale during 2006.

The remaining two leases with K-Mart expired during 2006 and the Partnership reclassified the net book value of this equipment of $37,120 and $67,295, respectively, to equipment held for sale. The Partnership also sold equipment for proceeds of $9,360 during the fourth quarter of 2006.

The General Partner determined, based upon negotiations with potential buyers, that the Noritsu Optical/Digital equipment held by K-Mart was impaired. For the year ended December 31, 2006, the Partnership recognized an impairment loss on this equipment of $393,108, net of estimated selling costs. At December 31, 2006, the four K-Mart leases represented equipment held for sale totaling $140,400.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

(3)	Net Investments in Finance Leases - continued

On February 9, 2007, the Partnership sold all of the remaining equipment previously on lease to K-Mart for approximately $254,100 and recognized a gain on the sale of this equipment of approximately $111,000 during the first quarter of 2007.

Office, Telecommunications and Computer Equipment

The Partnership had an investment in a finance lease with Regus Business Centre Corp. ("Regus"), which leased office, telecommunications and computer equipment from the Partnership under the terms of a finance lease since August 2000.

Regus filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code on January 14, 2003. The Partnership had been negotiating an amended lease with Regus which was approved when Regus emerged from bankruptcy protection.  Under the amended lease, Regus commenced making payments at a reduced rental rate, with an extension for 48 months, effective March 15, 2003.  At December 31, 2006 and 2005, Regus was current on its payments under the amended lease. At December 31, 2006, Regus had one remaining minimum rents receivable payment that was received in January 2007. On February 28, 2007, the lease expired and Regus purchased the equipment for $1, as provided for in the lease.

      On March 30, 2007, the Partnership purchased telecommunications equipment totaling approximately $7,755,000 from various vendors, which is being leased to Global Crossing Telecommunications, Inc. (“Global Crossing”) effective April 1, 2007.  The lease expires on March 31, 2011. Monthly rent is payable in advance on the first business day of each month.  An initial direct cost of approximately $124,000 was incurred as part of the purchase. The General Partner did not take any acquisition fees on the purchase.

(4)	Leased Equipment at Cost

Leased equipment at cost consisted of the following at December 31:

	2007	2006
Aircraft and aircraft related equipment	$77,505,910	$107,935,824
Material handling, telecommunication, over the road rolling
stock, manufacturing and computer equipment	1,799,177	4,052,106
	79,305,087	111,987,930
Accumulated depreciation	(26,103,232)	(43,018,821)
	$53,201,855	$68,969,109

Depreciation expense was $4,512,816, $7,279,941 and $11,535,965 for the years ended December 31, 2007, 2006 and 2005, respectively.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

(4)	Leased Equipment at Cost - continued

Aircraft and aircraft related equipment

During March 2003, the Partnership and ICON Income Fund Nine, LLC (“Fund Nine”), an entity also managed by the General Partner, formed a joint venture, ICON Aircraft 47820 LLC (“Aircraft 47820”), for the purpose of acquiring an investment in a McDonnell Douglas DC10-30F aircraft and two spare engines (the “Aircraft and engines”) on lease to Federal Express Corporation (“FedEx”). The lease expired on March 31, 2007. The Partnership and Fund Nine had a 90% interest and a 10% interest, respectively, in this joint venture. On March 11, 2003, Aircraft 47820 acquired the Aircraft and engines for approximately $27,288,000, which consisted of approximately $3,077,000 in cash and approximately $24,211,000 of non-recourse debt. The Partnership’s cash portion of the purchase price was approximately $2,769,000. The non-recourse debt accrued interest at 4.035% per year and matured in March 2007. The lender had a security interest in the Aircraft and engines and an assignment of the rental payments under the lease. The General Partner was paid an acquisition fee of approximately $819,000 relating to this transaction, of which the Partnership paid approximately $737,000.

At December 31, 2005, the General Partner determined that the Aircraft and engines were impaired, based upon an appraisal that indicated a slower than expected recovery in the air transportation industry, and recorded an impairment loss of approximately $3,626,000.

On March 30, 2007, Aircraft 47820 sold the Aircraft and engines to FedEx for $5,475,000 and recognized a loss on the sale of approximately $1,025,000. The final lease payment was paid to the lender, satisfying all remaining debt obligations.

Airbus Aircraft

During 2002, the Partnership formed a wholly-owned subsidiary, ICON Aircraft 123 LLC (“ICON 123”) for the purpose of acquiring an Airbus A340-313X aircraft on lease to Cathay Pacific Airways (“Cathay”) for approximately $78,000,000, which included approximately $2,242,000 of initial direct costs. On March 14, 2006, the Partnership entered into a lease extension with Cathay with respect to the aircraft. The original lease with Cathay expired on March 14, 2006 and was extended until October 1, 2011.

Simultaneously with the lease extension of the aircraft, the Partnership refinanced the non-recourse debt associated with the aircraft (See Note 7).

Flight Simulator

On March 23, 2001 the Partnership acquired a 100% interest for cash and non-recourse debt in one flight simulator on lease to British Aerospace, Inc. (“BAE”) with an expiration date of March 27, 2006. The non-recourse debt was fully repaid on March 27, 2005. On October 31, 2005, the Partnership sold this leased equipment to BAE for $8,000,000 in cash. The Partnership recognized a gain of approximately $4,500,000 on the sale of this equipment during the year ended December 31, 2005.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

(4)         Leased Equipment at Cost - continued

Over the Road Rolling Stock, Manufacturing and Material Handling Equipment

On September 1, 2000, the Partnership, along with ICON Cash Flow Partners L.P. Six (“L.P. Six”), an entity also managed by the General Partner, ICON Cash Flow Partners L.P. Seven (“L.P. Seven”) and ICON Income Fund Eight A L.P. (“Fund Eight A”), formed ICON Cheyenne LLC (“ICON Cheyenne”) for the purpose of acquiring and managing a portfolio of equipment leases consisting of, among other things, over the road rolling stock, manufacturing equipment and materials handling equipment. The original transaction involved acquiring from Cheyenne Leasing Company a portfolio of 119 leases with various expiration dates through September 2007.

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

At December 31, 2006, the Partnership, L.P. Seven and Fund Eight A had interests of 97.73%, 1.27%, and 1.0%, respectively, in ICON Cheyenne.  The outstanding balance of the non-recourse debt secured by these assets was paid in full during 2006.

During 2006, ICON Cheyenne sold various pieces of its portfolio of equipment for approximately $583,000 in cash and recognized a gain of approximately $582,000 on these sales.

During the second quarter of 2007, ICON Cheyenne sold all of its remaining equipment to a third party for total sales proceeds of approximately $111,000.  ICON Cheyenne recognized a total gain on the sale of approximately $110,000.

On December 31, 2001, the Partnership, along with Fund Nine, formed ICON SPK 2023-A, LLC (“ICON SPK”) for the purpose of acquiring and managing a portfolio of equipment leases consisting of materials handling, telecommunication and computer equipment.  The original transaction involved acquiring a portfolio of 32 leases with various lease expiration dates through April 2008.

On December 1, 2004, Fund Nine transferred a 25.87% interest in ICON SPK to the Partnership in exchange for the Partnership's entire 5% interest in ICON/Kenilworth LLC.  The Partnership and Fund Nine entered into this transaction in order to minimize the New Jersey State income tax obligations of the Partnership. After the exchange, the Partnership had no interest in ICON/Kenilworth LLC and the Partnership and Fund Nine had interests of 74.87% and 25.13%, respectively, in ICON SPK. The General Partner computed the fair value of the ICON/Kenilworth LLC interest and the ICON SPK interest based on its knowledge of current market conditions, discounted cash flow analysis and a recent appraisal received for ICON/Kenilworth LLC.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

(4)         Leased Equipment at Cost - continued

During 2006, ICON SPK sold various pieces of its portfolio of equipment for approximately $460,000 in cash and recognized a loss of approximately $106,000 on these sales.

During the second quarter of 2007, ICON SPK sold all of its remaining equipment to a third party for total sales proceeds of approximately $348,000.  ICON SPK recognized a gain on the sale of approximately $264,000.

Five Pratt and Whitney 2037 Aircraft Engine Modules

On August 8, 2007, the Partnership sold all of its rights in five Pratt and Whitney 2037 aircraft engine modules on lease to American Airlines, Inc. (formerly TWA Airlines LLC), to an unaffiliated third party for a gross sales price of $6,050,000.  In connection with the sale, the Partnership incurred legal fees and sales commissions of approximately $331,000, relinquished previously collected security deposits and prepaid rent related to the engine modules of approximately $172,000 and recorded net proceeds of approximately $5,547,000 and a gain on sale of approximately $1,042,000.

Aggregate minimum future rentals receivable from all of the Partnership’s non-cancelable leases consisted of the following at December 31, 2007:

Years Ending
December 31,
2008	$6,540,000
2009	$6,540,000
2010	$6,090,000
2011	$4,455,000

(5)	Investments in Joint Ventures

The Partnership and certain of its affiliates, entities also managed and controlled by the General Partner, formed two joint ventures, discussed below, for the purpose of acquiring and managing various assets.  The Partnership and these affiliates have substantially identical investment objectives and participate on the same terms and conditions.  The Partnership and the other members have a right of first refusal to purchase the equipment, on a pro-rata basis, if any of the other members desire to sell their interests in the equipment or joint venture.

ICON Aircraft 126, LLC

During February 2002, the Partnership and Fund Nine formed ICON Aircraft 126 LLC (“ICON 126”) for the purpose of acquiring all of the outstanding shares of Delta Aircraft Leasing Limited (“D.A.L.”), a Cayman Islands registered company that owns, through an owner trust, an Airbus A340-313X aircraft that is on lease to Cathay. ICON 126 completed the transaction during March 2002. The lease was initially scheduled to expire in March 2006, but has been extended until July 1, 2011. The Partnership and Fund Nine each have interests of 50% in ICON 126. ICON 126 consolidates the financial position and operations of D.A.L. in its consolidated financial statements.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

(5)	Investments in Joint Ventures - continued

Effective March 27, 2006, the owner trustee, in connection with the lease extensions, refinanced the non-recourse debt associated with the aircraft. The refinancing was entered into because the original non-recourse debt of approximately $52,850,000 was due to be repaid on March 27, 2006. ICON 126 established, under the original lease, a reserve account totaling approximately $583,000, which was used to reduce the balloon payment to approximately $52,267,000. The refinanced non-recourse debt initially accrued interest at the London Interbank Eurocurrency Market Rate (“LIBOR”) plus 1.165%, and matures on July 1, 2011 and requires a balloon payment of approximately $32,000,000 at maturity. The interest rate of the refinanced debt was fixed at 6.104% under the terms of the debt agreement, effective October 3, 2006.

During 2006, ICON 126 received $182,020 of capital contributions from both of its members of which $50,000 was for amounts relating to the maintenance reserve account and $132,020 related to costs paid by its members relating to the refinancing of the non-recourse debt.

ICON 126 had a commitment with respect to its Cathay aircraft to pay certain maintenance costs, which were incurred on or prior to March 27, 2006.  ICON 126 had established a maintenance account, which totaled approximately $1,385,000 at September 30, 2006 to pay for its portion of these costs. This account was funded by free cash from the lease payments in accordance with the terms of the original lease. During September 2006, approximately $1,153,000 was paid for the maintenance costs. The excess cash remaining of approximately $95,000, which includes interest accreted in the amount of approximately $36,000 through December 31, 2007, is being held in the maintenance account and will be used to pay down the principal balance of the related non-recourse debt.

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

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

(5)	Investments in Joint Ventures - continued

Information as to the financial position and results of operations of ICON 126 at December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006 and 2005 are summarized below:

		December 31,
		2007	2006
Assets		$53,292,710	$57,312,242
Liabilities		$46,493,816	$49,931,268
Equity		$6,798,894	$7,380,974
LLC's share of equity		$3,399,447	$3,690,487
Contributions		$11,415	$25,000

	Years Ended December 31,
	2007	2006	2005
Revenue	$ 6,406,476	$6,816,667	$8,231,334
Expense	$ (7,011,386)	$(8,440,872)	$(7,435,492)
Net (loss) income	$ (604,909)	$(1,624,205)	$795,842
LLC's share of net (loss) income	$ (302,455)	$(812,103)	$397,921

ICON Aircraft 46835 LLC

During December 2002, the Partnership and Fund Nine formed a joint venture, ICON Aircraft 46835 LLC (“Aircraft 46835”), for the purpose of acquiring an investment in a McDonnell Douglas DC10-30F aircraft on lease with FedEx that was scheduled to expire on March 31, 2007. The Partnership and Fund Nine had an interest in the joint venture of 15% and 85%, respectively. On December 27, 2002, Aircraft 46835 acquired the aircraft for approximately $25,292,000, consisting of approximately $3,000,000 in cash and approximately $22,292,000 of non-recourse debt. The Partnership’s cash portion of the purchase price was approximately $450,000. The non-recourse debt accrued interest at 4.04% per year and matured in March 2007. The lender had a security interest in the aircraft and an assignment of the rental payments under the lease. The General Partner was paid an acquisition fee of approximately $759,000 relating to this transaction, of which the Partnership paid approximately $114,000.

At December 31, 2005, the General Partner determined that the aircraft was impaired based upon an appraisal that indicated a slower than expected recovery in the air transportation industry, and recorded an impairment loss of approximately $3,182,000.

On March 30, 2007, Aircraft 46835 sold the Aircraft to FedEx for $4,260,000 and recognized a loss on the sale of approximately $640,000. The final lease payment was paid to the lender, satisfying all remaining debt obligations.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

(5)	Investments in Joint Ventures - continued

Information as to the financial position and results of operations of ICON 46835 at December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006 and 2005 are summarized below:

	December 31,
	2007	2006
Assets	$-	$6,845,622
Liabilities	$-	$2,678,396
Equity	$-	$4,167,226
Partnership's share of equity	$-	$625,084

	Years Ended December 31,
	2007	2006	2005
Net income (loss)	$(92,774)	$2,901,052	$(2,758,625)
Partnership's share of net income (loss)	$(13,916)	$435,158	$(413,794)

(6)	Investment in Options

During the fourth quarter of 2001, the Partnership invested $2,100,000 (including $900,000 in acquisition fees paid to the General Partner) in an option to purchase a 1994 Boeing 737-524 aircraft together with two engines on lease to a United States based commercial airline.  The purchase price of the option included an 8.5% $400,000 promissory note, which was to mature in May 2012. On August 29, 2003, the promissory note and all accrued interest were paid in full.

The exercise price of the option decreases according to a predetermined schedule over the term of the option from $30 million in 2001 to $9 million in 2012. The exercise price at December 31, 2007 and 2006 was $18,225,102 and $19,923,856, respectively. The option expires in 2012.

At December 31, 2006, the General Partner determined that the Partnership’s investment in an option to purchase a 1994 Boeing 737-524 aircraft together with two engines was impaired and accordingly, the Partnership recognized an impairment loss of $2,100,000 which reduced the carrying value of the option to zero.

(7)	Non-Recourse Long-Term Debt

Simultaneously with the lease extension for the 100% owned Cathay aircraft (See Note 4), the Partnership refinanced the non-recourse debt related to the aircraft. The refinancing was entered into because the original non-recourse debt of approximately $52,850,000 was due to be repaid on March 14, 2006. The Partnership established, under the original lease, a reserve account totaling approximately $282,000 which was used to reduce the balloon payment to approximately $52,568,000. The Partnership refinanced approximately $52,568,000 of non-recourse debt, which initially accrued interest at LIBOR plus 1.165%, and matures on October 1, 2011 and has a balloon payment of approximately $32,000,000. The interest rate of the refinanced non-recourse debt was fixed at 6.1095% under the terms of the debt agreement, effective October 3, 2006. The Partnership capitalized approximately $144,000 of fees associated with the refinancing. At December 31, 2007 and 2006, the outstanding balance of the non-recourse debt was $46,142,220 and $49,688,022, respectively. At December 31, 2007, the fair market value of the non-recourse debt was approximately $47,490,000.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

(7)	Non-Recourse Long-Term Debt - continued

The Partnership had two non-recourse notes payable that were paid directly to the lenders by the lessees and accrued interest at 4.035% and 6.1095% per year, respectively. The outstanding balance of the non-recourse debt at December 31, 2006 was $52,572,875, of which $49,688,022 pertained to the non-recourse debt related to the Cathay aircraft and $2,884,853 pertained to the non-recourse debt of Aircraft 47820.

The aggregate maturities of non-recourse long-term debt, including the effects of refinancing discussed above consisted of the following at December 31, 2007:

Years Ending
December 31,
2008	$3,795,917
2009	4,029,270
2010	3,826,797
2011	34,490,236
$46,142,220

(8)	Revolving Line of Credit, Recourse

On August 31, 2005, the Partnership, together with certain of its affiliates (entities sponsored and organized by the General Partner), Fund Nine, ICON Income Fund Ten, LLC (“Fund Ten”) and ICON Leasing Fund Eleven, LLC (“Fund Eleven”) (collectively, the “Borrowers”) entered into a Commercial Loan Agreement (the “Loan Agreement”), with California Bank & Trust (the “Lender”). The Loan Agreement provides for a revolving line of credit of up to $17,000,000 pursuant to a senior secured revolving loan facility (the “Facility”) which is secured by all assets of the Borrowers not subject to a first priority lien, as defined in the Loan Agreement. Each of the Borrowers is jointly and severally liable for all amounts borrowed under the Facility. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain lease agreements in which the Borrowers have a beneficial interest.

As part of the Loan Agreement, the Borrowers are required to comply with certain financial covenants, including a minimum debt coverage ratio, a tangible net worth covenant, a leverage ratio and a minimum liquidity covenant. The Loan Agreement prohibits any Borrower from declaring or paying any distribution to investors if such a payment would cause such Borrower to become non-compliant with the financial covenants in the Loan Agreement. The Borrowers are obligated to pay a quarterly commitment fee of 0.5% on unused commitments under the Facility.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

(8)	Revolving Line of Credit, Recourse - continued

In addition, on August 31, 2005, the Borrowers entered into a Contribution Agreement (the “Contribution Agreement”) pursuant to which the Borrowers agreed to certain restrictions on the amounts and terms of their respective borrowings under the Facility in order to minimize the risk that a Borrower would be unable to repay its portion of the outstanding obligations under the Facility at any time. These restrictions include, but are not limited to, borrowing in excess of the lesser of (a) an amount each Borrower could reasonably expect to repay in one year from its projected free cash flow, or (b) the greater of (i) the borrowing base, as defined in the Loan Agreement, as applied to such Borrower and (ii) 50% of the net worth of such Borrower. The Contribution Agreement also provides that, in the event a Borrower pays an amount under the Contribution Agreement in excess of its share of the total obligations under the Facility, whether by reason of an event of default or otherwise, the other Borrowers will immediately make a contribution payment to such Borrower and in such amount that the aggregate amount paid by each Borrower reflects its allocable share of the aggregate obligations under the Facility. The Borrowers' obligations to each other under the Contribution Agreement are collateralized by a subordinate lien on the assets of each Borrower.

On December 26, 2006, the Borrowers entered into a Loan Modification Agreement (the “Loan Modification”) to the Loan Agreement. The Loan Modification extended the Facility from August 31, 2007 to September 30, 2008 and lowered (i) the interest rate for advances under the Facility from the Lender’s prime rate plus 0.25% to the Lender’s prime rate and (ii) the interest rate on the five separate advances that are permitted to be made under the Facility at the rate at which United States dollar deposits can be acquired by the Lender at LIBOR plus 2.75% per year to LIBOR plus 2.5% per year. In addition, pursuant to the terms of the Loan Modification, the Borrowers no longer have to maintain a cash reserve. The interest rate at December 31, 2007 was 7.25%.

At December 31, 2006, the Partnership had $3,125,000 outstanding under the Facility, which represented the entire amount outstanding for all Borrowers.

On June 20, 2007, the Loan Agreement, the Contribution Agreement and the Loan Modification were modified to admit ICON Leasing Fund Twelve, LLC (“Fund Twelve”) as a permitted borrower.

The Borrowers were in compliance with the covenants at December 31, 2007. The Borrowers were also in compliance with the Contribution Agreement at December 31, 2007 and no amounts were due to or payable by the Partnership under the Contribution Agreement as of such date.

Aggregate borrowings by all Borrowers under the Facility amounted to $6,255,000 at December 31, 2007. The Partnership had $1,255,000 in borrowings outstanding under the Facility as of such date. The balance of $5,000,000 was borrowed by Fund Ten. Subsequent to December 31, 2007, Fund Ten made repayments on various dates totaling $5,000,000.

(9)	Transactions with Related Parties

Prior to May 1, 2006 and in accordance with the terms of the LP Agreement, the Partnership paid the General Partner (i) management fees ranging from 1% to 7% based on a percentage of the rentals recognized either directly by the Partnership or through its joint ventures and (ii) acquisition fees, through the reinvestment period, of 3% of the gross value of the Partnership’s acquisition transactions.  In addition, the General Partner was reimbursed for certain administrative expenses incurred in connection with the Partnership’s operations.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

(9)	Transactions with Related Parties - continued

The General Partner performs certain services relating to the management of the Partnership’s equipment leasing and financing activities.  Such services include the collection of lease payments from the lessees of the equipment, re-leasing services in connection with equipment which is off-lease, inspections of the equipment, liaison with and general supervision of lessees to assure that the equipment is being properly operated and maintained, monitoring performance by the lessees of their obligations under the leases and the payment of operating expenses.

Administrative expense reimbursements are costs incurred by the General Partner that are necessary to the Partnership’s operations.  These costs include the General Partner’s legal, accounting, investor relations and operations personnel, as well as professional fees and other costs that are charged to the Partnership based upon the percentage of time such personnel dedicate to the Partnership.  Excluded are salaries and related costs, travel expenses and other administrative costs incurred by individuals with a controlling interest in the General Partner or expenses for rent, depreciation or utilities of the General Partner.

Although the General Partner continues to provide these services, effective May 1, 2006, the General Partner waived its rights to all future management fees and administrative expense reimbursements.

The General Partner also has a 1% interest in the Partnership’s profits, losses, cash distributions and liquidation proceeds. The Partnership paid distributions to the General Partner of $43,519, $59,944 and $60,056, for the years ended December 31, 2007, 2006 and 2005, respectively. Additionally, the General Partner’s interest in the Partnership’s net income (loss) was $11,470, $(6,144) and $33,686, for the years ended December 31, 2007, 2006 and 2005, respectively.

Fees and other expenses charged to operations by the Partnership and paid to the General Partner or its affiliates for the years ended December 31, 2006 and 2005, respectively, were as follows:

Entity	Capacity	Description	2006	2005
ICON Capital Corp.	General Partner	Management fees	$410,842	$1,311,990
ICON Capital Corp.	General Partner	Administrative fees	$161,980	$515,934

The Partnership had a receivable due from the General Partner and affiliates of $92,836 at December 31, 2005. The Partnership was owed $88,070 from Fund Nine for distributions and rental payments received on the Partnership’s behalf and $4,766 due from the General Partner for the Partnership’s overpayment of administrative expenses.

In January 2007, ICON 123 repaid the outstanding maintenance costs of approximately $1,546,000 with the balance in the reserve account of approximately $1,403,000, inclusive of accreted interest. The remaining balance of approximately $143,000 was borrowed from ICON 126 and is repayable on demand.

(10)	Fair Value of Financial Instruments

Fair value information with respect to the Partnership's leased assets and liabilities is not separately provided since (i) SFAS No. 107, “Disclosures About Fair Values of Financial Instruments,” does not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets, other than lease related investments, and the recorded value of recourse notes payable, if any, approximates fair value due to their short-term maturities and variable interest rates.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

(11)	Concentrations

The Partnership's cash and cash equivalents are held principally at two financial institutions and at times may exceed insured limits. The Partnership has placed these funds in high quality institutions in order to minimize the risk of loss, relating to exceeding insured limits.

Concentrations of credit risk with respect to lessees are dispersed across the different industry segments within the United States of America and throughout the world; accordingly, the Partnership is exposed to business and economic risk. Although the Partnership does not currently foresee a concentrated credit risk associated with these lessees, lease payments are dependent upon the financial stability of the lessees.

The Partnership has approximately 81.8% of its assets and approximately 95.9% of its liabilities concentrated in the airline industry at December 31, 2007 and had approximately 89.2% of its assets and approximately 92.9% of its liabilities concentrated in the airline industry at December 31, 2006.

For the years ended December 31, 2007, 2006 and 2005 the Partnership had two lessees that accounted for approximately 85.8%, 83.5% and 85.0%, respectively, of rental income and finance income.

(12)	Commitments and Contingencies and Off-Balance Sheet Transactions

The Partnership has entered into residual sharing agreements with various third parties.  In connection with these agreements residual proceeds received in excess of specific amounts will be shared with these third parties based on specific formulas.

ICON 123 had a commitment to pay certain of the maintenance costs, which were incurred on or prior to March 14, 2006. The total maintenance costs were approximately $1,546,000. ICON 123 established, under the terms of the lease, a maintenance reserve cash account which totaled approximately $1,403,000, inclusive of accrued interest, as of January 2007, to pay for the Partnership’s portion of these costs.

Pursuant to the terms of the Airtrade Residual Sharing Agreement, all proceeds received in connection with sales or lease renewals of the aircraft in excess of $8,500,000 of the applicable loan balance associated with each aircraft will be allocated 55% to ICON 126 or 123, as applicable, and 45% will be allocated to Airtrade.

On February 23, 2005, L.P. Seven assigned to the Partnership 2.69% of its rights to the profits, losses, and cash flows from its limited partnership interest in an entity that owns a 100% interest in a mobile offshore drilling rig that is subject to lease with Rowan Companies, Inc. L.P. Seven assigned the rights to the Partnership as repayment of its $672,992 outstanding debt obligation pursuant a contribution agreement that the Partnership had Comerica Bank. This assignment increased the Partnership’s rights to the profits, losses, and cash flows from L.P. Seven’s limited partnership interest from 3.24%, which were assigned to the Partnership in November 2004 to 5.93%. The repayment amount represented the General Partner’s estimated fair value of L.P. Seven's interest in the mobile offshore drilling rig at February 23, 2005. The fair value of the mobile offshore drilling rig was determined using an appraisal and cash flow analysis.  During the year ended December 31, 2006, the Partnership received approximately $267,000 in cash distributions, related to this assignment.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

(12)	Commitments and Contingencies and Off-Balance Sheet Transactions - continued

At the time the Partnership acquires or divests of its interest in an equipment lease or other leasing transaction, the Partnership may, under very limited circumstances, agree to indemnify the seller or buyer for specific contingent liabilities. The General Partner believes that any liability of the Partnership that may arise as a result of any such indemnification obligation will not have a material adverse effect on the consolidated financial condition of the Partnership taken as a whole.

(13)	Geographic Information

All long-lived assets, which include finance leases and operating leases and revenues, are within the United States.

(14)	Limited Partnership Redemptions

The General Partner consented to the Partnership redeeming 1,000, 1,300 and 449 limited partnership units for the years ended December 31, 2007, 2006 and 2005, respectively. The redemption amounts are calculated according to a specified redemption formula that is calculated pursuant to the LP Agreement. Redeemed units have no voting rights and do not share in distributions. The LP Agreement limits the number of units which can be redeemed in any one year and redeemed units may not be reissued. Redeemed limited partnership units are accounted for as a reduction of partners' equity.

(15)	Selected Quarterly Financial Data

The following table is a summary of selected financial data, by quarter, for the years ended December 31, 2007 and 2006:

	(unaudited)
	Quarters Ended in 2007				Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31, 2007
Total revenue	$2,516,098	$2,364,321	$2,890,568	$1,835,338	$9,606,325
Net (loss) income allocable to limited partners	$(119,821)	$281,986	$957,940	$15,404	$1,135,509
Weighted average number of limited
partnership units outstanding	741,530	741,365	740,530	740,985	740,985
Net (loss) income per weighted average
limited partnership units	$(0.16)	$0.38	$1.29	$0.02	$1.53

	(unaudited)
	Quarters Ended in 2006
					Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31, 2006
Total revenue	$4,052,719	$4,355,442	$3,299,874	$4,544,470	$16,252,505
Net (loss) income allocable to limited partners	$(836,482)	$828,834	$(416,746)	$(183,888)	$(608,282)
Weighted average number of limited
parternship units outstanding	742,142	741,656	741,530	741,752	741,752
Net (loss) income per weighted average
limited partnership units	$(1.13)	$1.12	$(0.56)	$(0.25)	$(0.82)

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

(16)         Income Tax Reconciliation (unaudited)

No provision for income taxes has been recorded by the Partnership since the liability for such taxes is the responsibility of each of the individual partners rather than the Partnership. The Partnership's income tax returns are subject to examination by the federal and state taxing authorities, and changes, if any, could adjust the individual income taxes of the partners.

At December 31, 2007 and 2006 the partners’ capital accounts included in the consolidated financial statements totaled $17,046,972 and $20,277,150, respectively, compared to the partners’ capital accounts for federal income tax purposes of $29,216,797 and $28,432,392, respectively. The differences arise primarily from sales and offering expenses reported as a reduction in the limited partners’ capital accounts for financial reporting purposes but not for federal income tax reporting purposes, and differences in depreciation and amortization between financial reporting purposes and federal income tax purposes.

The following table reconciles net income (loss) for financial statement reporting purposes to the net income for federal income tax purposes, for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Net income (loss) per consolidated financial statements	$1,146,979	$(614,426)	$3,368,585

Adjustments for direct finance lease	1,470,400	2,047,705	3,338,435
Deferred Income	-	169,685	-
Depreciation and impairments	6,249,533	8,807,781	11,924,358
Tax loss from consolidated joint venture	(8,122,961)	544,659	(10,028,932)
Gain (Loss) on sale of equipment	5,456,803	(491,734)	3,116,920
Other items	(954,177)	(6,696,038)	(376,239)

Net income for federal income tax purposes	$5,246,577	$3,767,632	$11,343,127

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Schedule II - Valuation and Qualifying Accounts

	Balance at	Charged to			Balance at
	Beginning	Costs and			End
	of Year	Expenses	Deduction		of Year
Year ended December 31, 2007
Allowance for doubtful accounts
(deducted from investments in finance leases)	$-	$-	$-		$-

Year ended December 31, 2006
Allowance for doubtful accounts
(deducted from investments in finance leases)	$-	$-	$-		$-

Year ended December 31, 2005
Allowance for doubtful accounts
(deducted from investments in finance leases)	$411,742	$-	$411,742	(a)	$-

(a) During the year ended December 31, 2005, the disputed lease with K-Mart Corporation was resolved and, therefore, the bad debt allowance that was previously recorded in 2004 was reversed.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On November 26, 2007, ICON Income Fund Eight B L.P. (the “Registrant”) terminated the services of Hays & Company LLP (“Hays”) as its independent registered public accounting firm for the fiscal year ended December 31, 2007.  The decision to dismiss Hays was recommended and approved by the board of directors of ICON Capital Corp. (the “General Partner”), the General Partner of the Registrant (“Board of Directors”).

The audit report of Hays on the balance sheet as of December 31, 2006 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principle.

During the Registrant’s fiscal year ended December 31, 2006, and the subsequent interim period through November 26, 2007, (i) there were no “disagreements” (as defined in Item 304(a)(1)(iv) of Regulation S-K and related instructions) with Hays on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure that, if not resolved to the satisfaction of Hays, would have caused Hays to make reference to the subject matter of the disagreement in connection with its report and (ii) there were no “reportable events” (as defined in Item 304(a)(1)(v) of Regulation S-K and related instructions), except the following with regard to the internal controls of the Registrant’s General Partner:

While evaluating the General Partner’s disclosure controls and procedures during 2006, Hays advised the General Partner and the General Partner recognized that greater internal controls were needed to aid in a more efficient closing of the Registrant’s financial statements, thereby requiring the General Partner to hire additional skilled accounting staff.  In response, the General Partner hired several additional accounting staff members who are certified public accountants and/or are experienced with public reporting entities, including three additional senior accountants with more than 16, 10, and 9 years, respectively, of experience with public reporting entities, the most senior of those accountants was appointed Senior Vice President of Accounting.

The Registrant provided Hays with a copy of this disclosure and Hays furnished the Registrant with a letter dated November 30, 2007, addressed to the Securities and Exchange Commission (the “SEC”) stating whether or not it agrees with the above statements.  A copy of Hays’ letter dated November 30, 2007, is attached as Exhibit 16.1 to the Form 8-K that was filed with the SEC on November 30, 2007.

On November 26, 2007, the Board of Directors engaged Ernst & Young LLP (“Ernst & Young”) as the Registrant’s independent registered public accounting firm for the fiscal year ending December 31, 2007. During the Registrant’s fiscal year ended December 31, 2006 and the subsequent interim period through November 26, 2007, neither the Registrant nor any one acting on its behalf consulted with Ernst & Young regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Registrant’s consolidated financial statements and no written report or oral advice was provided by Ernst & Young to the Registrant that Ernst & Young concluded was an important factor considered by the Registrant in reaching a decision as to the accounting, auditing or financial reporting issue, (ii) any matter that was either the subject of a “disagreement” (as defined in Item 304(a)(1)(iv) of Regulation S-K and related instructions) or a “reportable event” (as defined in Item 304(a)(1)(v) of Regulation S-K and related instructions).

Item 9A(T). Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Annual Report on Form 10-K for the period ended December 31, 2007, as well as the financial statements for our General Partner, our General Partner carried out an evaluation, under the supervision and with the participation of the management of our General Partner, including its Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our General Partner’s disclosure controls and procedures as of the end of the period covered by this Report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that our General Partner’s disclosure controls and procedures were effective.

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

Our General Partner’s Co-Chief Executive Officers and Chief Financial Officer have determined that no weakness in disclosure controls and procedures had any material effect on the accuracy and completeness of our financial reporting and disclosure included in this Annual Report on Form 10-K.

Evaluation of internal control over financial reporting

Our General Partner is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our General Partner assessed the effectiveness of its internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control — Integrated Framework."

Based on its assessment, our General Partner believes that, as of December 31, 2007, its internal control over financial reporting is effective.

This annual report does not include an attestation report of the Partnership’s registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permits the Partnership to only provide management’s reports in this annual report.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers of the Registrant's General Partner and Corporate Governance

Our General Partner, ICON Capital Corp., a Delaware corporation, was formed in 1985 as a Connecticut corporation and was re-incorporated in Delaware effective June 1, 2007.  Our General Partner's principal offices are located at 100 Fifth Avenue, 4th Floor, New York, New York 10011, and the telephone number is (212) 418-4700.

In addition to the primary services related to our acquisition and disposition of equipment, our General Partner provides services relating to the day-to-day management of our equipment. These services include collecting payments due from lessees, remarketing equipment that is off-lease, inspecting equipment, serving as a liaison with lessees, supervising equipment maintenance, and monitoring performance by lessees of their obligations, including payment of rent and all operating expenses.

Name	Age	Title
Thomas W. Martin	53	Chairman and Director
Michael A. Reisner	37	Co-Chief Executive Officer, Co-President, Chief Financial Officer, and Director
Mark Gatto	35	Co-Chief Executive Officer, Co-President, Chief Acquisitions Officer, and Director
Joel S. Kress	35	Executive Vice President — Business and Legal Affairs
H. Daniel Kramer	56	Senior Vice President and Chief Marketing Officer
David J. Verlizzo	35	Senior Vice President — Business and Legal Affairs
Anthony J. Branca	39	Senior Vice President — Accounting and Finance
Craig A. Jackson	49	Senior Vice President — Remarketing and Portfolio Management

Thomas W. Martin, Chairman, has been a Director since August 1996.  Prior to joining ICON, Mr. Martin was the Executive Vice President, Chief Financial Officer, and a co-founder of Griffin Equity Partners, Inc. from October 1993 to August 1996.  Prior to that, Mr. Martin was Senior Vice President of Gemini Financial Holdings, Inc. from April 1992 to October 1993 and he held the position of Vice President at Chancellor Corporation (an equipment leasing company) for 7 years. Mr. Martin has a B.S. degree from University of New Hampshire. Mr. Martin has been in the equipment leasing business since 1983.

Michael A. Reisner, Co-Chief Executive Officer, Co-President, Chief Financial Officer, and Director, joined ICON in 2001. Mr. Reisner was previously Executive Vice President, Chief Financial Officer, and Director.  In addition, Mr. Reisner was formerly General Counsel and he also formerly held the position of Executive Vice President – Acquisitions.  Previously, from 1996 to 2001, Mr. Reisner was an attorney with Brodsky Altman & McMahon, LLP in New York, concentrating on commercial transactions.  Mr. Reisner received a J.D. from New York Law School and a B.A. from the University of Vermont.

Mark Gatto, Co-Chief Executive Officer, Co-President, Chief Acquisitions Officer, and Director, originally joined ICON in 1999 and was previously Executive Vice President and Chief Acquisitions Officer.  Mr. Gatto was formerly Executive Vice President – Business Development from February 2006 to May 2007 and Associate General Counsel from November 1999 through October 2000.  Mr. Gatto is responsible for business and corporate development, including the acquisition of equipment subject to lease.  Before serving as Associate General Counsel, Mr. Gatto was an attorney with Cella & Goldstein in New Jersey, concentrating on commercial transactions and general litigation matters. From November 2000 to June 2003, Mr. Gatto was Director of Player Licensing for the Topps Company and, in July 2003, he co-founded a specialty business consulting firm in New York City and served as its managing partner before re-joining our General Partner in April 2005.  Mr. Gatto received an M.B.A from the W. Paul Stillman School of Business at Seton Hall University, a J.D. from Seton Hall University School of Law, and a B.S. from Montclair State University.

Joel S. Kress, Executive Vice President – Business and Legal Affairs, started his tenure with our General Partner in August 2005 as Vice President and Associate General Counsel.  In February 2006, he was promoted to Senior Vice President and General Counsel, and in May 2007 he was promoted to his current position.  Previously, from 2001 to 2005, Mr. Kress was an attorney with Fried, Frank, Harris, Shriver & Jacobson LLP in New York and London, England, concentrating on mergers and acquisitions, corporate finance and financing transactions (including debt and equity issuances) and private equity investments.  Mr. Kress received a J.D. from Boston University School of Law and a B.A. from Connecticut College.

H. Daniel Kramer, Senior Vice President and Chief Marketing Officer, joined our General Partner in 2008.  Mr. Kramer has more than 30 years of equipment leasing and structured finance experience. Most recently, Mr. Kramer was part of CIT Commercial Finance, Equipment Finance Division offering equipment leasing and financing solutions to complement public and private companies’ capital structure.  Prior to that role, Mr. Kramer was Senior Vice President, National Sales Manager with GMAC Commercial Equipment Finance leading a direct sales origination team, Senior Vice President and National Sales Manager for ORIX Commercial Structured Equipment Finance division, and President of Kramer, Clark & Company for 12 years providing financial consulting services to private and public companies, including structuring and syndicating private placements, equipment leasing and recapitalizations.

David J. Verlizzo has been Senior Vice President – Business and Legal Affairs since July 2007.  Mr. Verlizzo was formerly Vice President and Deputy General Counsel from February 2006 to July 2007 and was Assistant Vice President and Associate General Counsel from May 2005 until January 2006.  Previously, from 2001 to 2005, Mr. Verlizzo was an attorney with Cohen Tauber Spievack & Wagner LLP in New York, concentrating on public and private securities offerings, securities law compliance and corporate and commercial transactions.  Mr. Verlizzo received a J.D. from Hofstra University School of Law and a B.S. from The University of Scranton.

Anthony J. Branca has been Senior Vice President – Accounting and Finance since January 2007. Mr. Branca was Director of Corporate Reporting & Analysis for The Nielsen Company (formerly VNU) from May 2005 until January 2007, and held various other management positions with The Nielsen Company from July 1997 through May 2005.  Previously, from 1994 through 1997, Mr. Branca was employed as a senior accountant at Fortune Brands and started his career as an auditor with KPMG Peat Marwick in 1991.  Mr. Branca received a B.B.A. from Pace University.

Craig A. Jackson was Vice President – Remarketing and Portfolio Management since February 2006.  He became a Senior Vice President in March 2008. Previously, from October 2001 to 2006, Mr. Jackson was President and founder of Remarketing Services, Inc., a transportation equipment remarketing company. Prior to 2001, Mr. Jackson served as Vice President of Remarketing and Vice President of Operations for Chancellor Fleet Corporation (an equipment leasing company).  Mr. Jackson received a B.A. from Wilkes University.

Code of Ethics

Our General Partner, on our behalf, has adopted a code of ethics for its Co-Chief Executive Officers and Chief Financial Officer. The Code of Ethics is available free of charge by requesting it in writing from our General Partner. Our General Partner's address is 100 Fifth Avenue, 4th Floor, New York, New York 10011.

Item 11. Executive Compensation

We have no directors or officers.  Our General Partner and its affiliates were paid or accrued the following compensation and reimbursement for costs and expenses for the years ended December 31, 2006 and 2005.

Effective May 1, 2006, our General Partner waived its rights to all future management fees and administrative expense reimbursements.

Entity	Capacity	Description	2006	2005
ICON Capital Corp.	General Partner	Management fees	$410,842	$1,311,990
ICON Capital Corp.	General Partner	Administrative fees	$161,980	$515,934

Our General Partner also has a 1% interest in our profits, losses, cash distributions and liquidation proceeds. We paid distributions to our General Partner of $43,519, $59,944 and $60,056, for the years ended December 31, 2007, 2006 and 2005, respectively. Our General Partner’s interest in our net income (loss) was $11,470, $(6,144) and $33,686, for the years ended December 31, 2007, 2006 and 2005, respectively.

Item 12. Security Ownership of Certain Beneficial Owners and General Partner and Related Security Holder Matters

(a)	We do not have any securities authorized for issuance under any equity compensation plan. No person of record owns, or is known by us to own, beneficially more than 5% of any class of our securities.

(b)	As of February 29, 2008, Directors and Officers of our General Partner do not own any of our equity securities.

(c)	Neither we nor our General Partner are aware of any arrangements with respect to our securities, the operation of which may at a subsequent date result in a change of control of us.

Item 13. Certain Relationships and Related Transactions, and Director Independence

See Item 11 for a discussion of our related party transactions. See Notes 5, 9 and 12 to our consolidated financial statements for a discussion of our investments in joint ventures and transactions with related parties.

Item 14. Principal Accounting Fees and Services

During the years ended December 31, 2007 and 2006, our auditors provided audit services relating to our Annual Report on Form 10-K and our quarterly reports on Form 10-Q.  Additionally, our auditors provided other services in the form of tax compliance work.

Hays & Company LLP (“Hays”) was our independent registered public accounting firm in 2006 and 2007.  On November 26, 2007, the Board of Directors of our General Partner terminated the services of Hays as our independent registered public accounting firm.  As a result of Hays’ termination, Hays did not complete the audit of our financial statements for the year ended December 31, 2007.   On November 26, 2007, the Board of Directors engaged Ernst & Young LLP as the Registrant’s independent registered public accounting firm for the fiscal year ending December 31, 2007.  The following table presents the fees for both audit and non – audit services rendered for the years ended December 31, 2007 and 2006.

Principal Audit Firm - Ernst & Young LLP
	2007	2006
Audit fees	$175,000	$-
Tax fees	-	-

	$175,000	$-

Predecessor Audit Firm - Hays & Company LLP
	2007	2006
Audit fees	$54,444	$135,680
Tax fees	-	64,967

	$54,444	$200,647

PART IV

Item 15. Exhibits,  Financial Statement Schedules

(a)           1. Financial Statements

           See index to financial statements included as Item 8 to this Annual Report on Form 10-K hereof.

                2. Financial Statement Schedules

Financial Statement Schedule II - Valuation and Qualifying Accounts is filled with this Annual Report on Form 10-K. Schedules  not listed above have been omitted because they are not applicable or the information required to be set forth therein is included in the financial statements or notes thereto.

                3. Exhibits:

3.1
Amended and Restated Agreement of Limited Partnership of Registrant (Incorporated by reference to Exhibit 4.1 to Registrant’s Post-Effective Amendment No. 6 to Form S-1 Registration Statement No. 333-54001 dated May 19, 2000).

4.1
Certificate of Limited Partnership of Registrant (Incorporated by reference to Exhibit 4.3 to Registrant’s Post-Effective Amendment No. 6 Form S-1 Registration Statement No. 333-54001 dated May 19, 2000).

10.1
Commercial Loan Agreement, by and between California Bank & Trust, ICON Income Fund Eight B L.P.,  ICON Income Fund Nine,  LLC; ICON Income Fund Ten, LLC and ICON Leasing Fund Eleven, LLC, dated August 31, 2005 (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated August 31, 2005).

10.2
Loan Modification Agreement, by and between California Bank & Trust and ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC and ICON Leasing Fund Eleven, LLC, dated December 26, 2006 (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated December 29, 2006).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer.

31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

333-37504 File No.
ICON Income Fund Eight B L.P. (Registrant) by its General Partner, ICON Capital Corp.

April 11, 2008

/s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer, Co-President and Chief Financial Officer (Co-Principal Executive Officer and Principal Financial Officer)

/s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer, Co-President and Chief Acquisitions Officer (Co-Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

ICON Capital Corp.
General Partner of the Registrant

April 11, 2008

/s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer, Co-President, Chief Financial Officer (Co-Principal Executive Officer and Principal Financial Officer)

April 11, 2008

/s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer, Co-President, Chief Acquisitions Officer (Co-Principal Executive Officer)

April 11, 2008

/s/ Thomas W. Martin
Thomas W. Martin
Chairman

Supplemental Information to be furnished with reports filed pursuant to Section 15(d) of the Act by Registrant which have not registered securities pursuant to Section 12 of the Act.

No annual report or proxy material has been sent to security holders.

68