Form 10-Q
period 2008-03-31
ICON INCOME FUND EIGHT B LP
filed 2008-05-15
CIK 1121716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

quarterly period ended	March 31, 2008

[  ]           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

transition period from	to

Commission_File_Number	333-37504

ICON Income Fund Eight B L.P.
(Exact name of registrant as specified in its charter)

Delaware	13-4101114
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

100 Fifth Avenue, 4th Floor, New York, New York	10011-1505
(Address of principal executive offices)	(Zip code)

(212) 418-4700
Registrant's telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [x] Yes   [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer’’, ‘‘accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
   Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [x] Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes  [x] No

Number of outstanding limited partnership units of the registrant on April 30, 2008 is 740,380.

PART I – FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Condensed Consolidated Balance Sheets

Assets
	March 31,
	2008	December 31,
	(unaudited)	2007
Current assets
Cash and cash equivalents	$345,470	$414,156
Current portion of net investment in finance lease	1,822,710	1,764,768
Other current assets	28,450	4,786

Total current assets	2,196,630	2,183,710

Non-current assets
Net investment in finance lease, less current portion	4,442,651	4,920,691
Leased equipment at cost (less accumulated depreciation
of $27,057,778 and $26,103,232, respectively)	52,247,309	53,201,855
Investment in joint venture	3,379,319	3,413,505
Other non-current assets, net	1,372,793	1,393,460

Total non-current assets	61,442,072	62,929,511

Total Assets	$63,638,702	$65,113,221

Liabilities and Partners' Equity

Current liabilities
Current portion of non-recourse long-term debt	$3,854,382	$3,795,917
Revolving line of credit, recourse	1,255,000	1,255,000
Deferred rental income	327,273	286,364
Due to affiliates	143,070	143,070
Accrued expenses and other liabilities	428,440	239,595

Total current liabilities	6,008,165	5,719,946

Non-current liabilities
Non-recourse long-term debt, net of current portion	41,360,583	42,346,303

Total Liabilities	47,368,748	48,066,249

Commitments and contingencies

Partners' Equity
General Partner	(486,360)	(478,624)
Limited Partners	16,756,314	17,525,596

Total Partners' Equity	16,269,954	17,046,972

Total Liabilities and Partners' Equity	$63,638,702	$65,113,221

See accompanying notes to condensed consolidated financial statements

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2008	2007
Revenue:
Rental income	$1,594,091	$3,519,785
Finance income	219,856	-
Loss from investments in joint ventures	(41,686)	(79,607)
Net loss on sales of equipment	-	(939,072)
Interest and other income	320	14,992

Total revenue	1,772,581	2,516,098

Expenses:
Depreciation and amortization	967,884	1,582,100
Interest	720,003	859,866
General and administrative	343,978	167,248

Total expenses	2,031,865	2,609,214

Loss before Minority Interest	(259,284)	(93,116)

Minority interest	-	(23,181)

Net loss	$(259,284)	$(116,297)

Net loss allocable to:
Limited Partners	$(256,691)	$(115,134)
General Partner	(2,593)	(1,163)

	$(259,284)	$(116,297)

Weighted average number of limited
partnership units outstanding	740,503	741,530

Net loss per weighted average
limited partnership units	$(0.35)	$(0.16)

See accompanying notes to condensed consolidated financial statements

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Condensed Consolidated Statement of Changes in Partners' Equity

	Limited
	Partnership			Total
	Units	Limited	General	Partners'
	Outstanding	Partners'	Partner	Equity
Balance, December 31, 2007	740,530	$17,525,596	$(478,624)	$17,046,972

Limited partnership units redeemed	(150)	(3,473)	-	(3,473)
Cash distributions to partners	-	(509,118)	(5,143)	(514,261)
Net loss	-	(256,691)	(2,593)	(259,284)

Period ended March 31, 2008 (unaudited)	740,380	$16,756,314	$(486,360)	$16,269,954

See accompanying notes to condensed consolidated financial statements

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Condensed Consolidated Statements of Cash Flows
(unaudited)
	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(259,284)	$(116,297)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Rental income paid directly to lenders by lessees	(1,635,000)	(4,550,600)
Finance income	(219,856)	-
Net loss on sales of equipment	-	939,072
Loss from investments in joint ventures	41,686	79,607
Depreciation and amortization	967,884	1,579,134
Interest expense on non-recourse financing paid directly to lenders by lessees	707,745	795,972
Interest expense from amortization of debt financing costs	3,124	2,966
Minority interest	-	23,181
Changes in operating assets and liabilities:
Collection of finance lease	628,134	67,973
Other assets	(7,639)	257,429
Deferred rental income	40,909	1,357,855
Accrued expenses and other liabilities	188,845	(186,406)

Net cash provided by operating activities	456,548	249,886

Cash flows from investing activities:
Distributions received from joint ventures	-	639,000
Proceeds from sales of equipment	-	5,729,100
Purchase of equipment	-	(7,754,746)
Cash investment in joint ventures	(7,500)	(4,610)

Net cash used in investing activities	(7,500)	(1,391,256)

Cash flows from financing activities:
Cash distributions to partners	(514,261)	(1,498,041)
Proceeds from revolving line of credit	-	3,510,000
Distributions paid to minority interest holders	-	(557,332)
Redemption of limited partnership units	(3,473)	-

Net cash (used in) provided by financing activities	(517,734)	1,454,627

Net (decrease) increase in cash and cash equivalents	(68,686)	313,257
Cash and cash equivalents, beginning of the period	414,156	888,290

Cash and cash equivalents, end of the period	$345,470	$1,201,547

See accompanying notes to condensed consolidated financial statements

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2008	2007
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$21,527	$63,894

Supplemental disclosure of non-cash investing and financing activities:
Principal and interest paid directly to lenders by lessees	$1,635,000	$4,550,600
Payment of maintenance costs	$-	$1,546,000

See accompanying notes to condensed consolidated financial statements

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Condensed Consolidated Financial Statements
March 31, 2008
(unaudited)

(1)	Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements of ICON Income Fund Eight B L.P. (the “Partnership”) have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements.  In the opinion of ICON Capital Corp. (the “General Partner”), all adjustments considered necessary for a fair presentation have been included.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007.  The results for the interim period are not necessarily indicative of the results for the full year.

The condensed consolidated financial statements include the accounts of the Partnership and its majority owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The Partnership accounts for its non-controlling interests in joint ventures where the Partnership has influence on financial and operational matters, generally 50% or less ownership interest, under the equity method of accounting.  In such cases, the Partnership’s original investments are recorded at cost and adjusted for its share of earnings, losses and distributions.  The Partnership accounts for investments in joint ventures where the Partnership has virtually no influence over financial and operational matters using the cost method of accounting. In such cases, the Partnership’s original investments are recorded at cost and any distributions received are recorded as revenue.  All of the Partnership’s investments in joint ventures are subject to its impairment review policies.

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

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Condensed Consolidated Financial Statements
March 31, 2008
(unaudited)

(2)	Organization – continued

The General Partner was originally formed as a Connecticut corporation.  Effective June 1, 2007, the General Partner was re-incorporated as a Delaware corporation. The General Partner manages and controls the business affairs of the Partnership, including, but not limited to, the equipment leases and financing transactions that the Partnership enters into under the terms of the Partnership’s amended and restated limited partnership agreement (the “LP Agreement”).  Additionally, the General Partner has a 1% interest in the profits, losses, cash distributions and liquidation proceeds of the Partnership.

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

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Condensed Consolidated Financial Statements
March 31, 2008
(unaudited)

(3)	Summary of Significant Accounting Policies - continued

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Accounting for Fair Value Measurement” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. SFAS No. 157 also expands financial statement disclosures about fair value measurements. On February 14, 2008, the FASB issued FASB Staff Position SFAS No. 157-1, which amends SFAS No. 157 to exclude SFAS No. 13, “Accounting for Leases” and other accounting pronouncements that address fair value measurements of leases from the provisions of SFAS No. 157.  SFAS No. 157 is effective for the Partnership beginning January 1, 2008. The General Partner assessed the impact of SFAS No. 157 and concluded that there is no impact to the financials or the notes to the financials.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of SFAS No. 115” (“SFAS No. 159”), which permits but does not require us to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  This statement is effective for the Partnership beginning January 1, 2008.  The General Partner assessed the impact of SFAS No. 159 and concluded that there is no impact to the financials or the notes to the financials.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the retained interest and gain or loss when a subsidiary is deconsolidated. This statement is effective for the Partnership’s financial statements issued for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited. The General Partner is currently evaluating the impact of SFAS No. 160 on the Partnership’s consolidated financial statements.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Condensed Consolidated Financial Statements
March 31, 2008
(unaudited)

(4)	Net Investment in Finance Lease

Net investment in finance lease consisted of the following at March 31, 2008 and December 31, 2007:

	March 31,
	2008	December 31,
	(unaudited)	2007

Minimum rents receivable	$7,537,613	$8,165,747
Estimated residual value	1	1
Initial direct costs, net	72,292	84,113
Unearned income	(1,344,545)	(1,564,402)

Net investment in finance lease	6,265,361	6,685,459

Less: Current portion of net
investment in finance lease	1,822,710	1,764,768

Net investment in finance lease,
less current portion	$4,442,651	$4,920,691

Non-cancelable minimum annual amounts due on investment in finance lease over the next five years were as follows at March 31, 2008:

Years Ending
December 31,
For April 1 to December 31, 2008	$1,884,403
2009	2,512,538
2010	2,512,538
2011	628,134
$7,537,613

The Partnership had an investment in finance leases consisting of 120 Noritsu Optical/Digital photo processing mini-labs subject to lease with K-Mart Corporation (“K-Mart”). The leases were scheduled to expire on various dates through April 2008. On February 9, 2007, the Partnership sold all of the remaining equipment previously on lease to K-Mart for approximately $254,100 and recognized a gain on the sale of the equipment of approximately $111,000.

The Partnership had an investment in a finance lease with Regus Business Centre Corp. ("Regus"), which leased office, telecommunications and computer equipment from the Partnership under the terms of a finance lease since August 2000. On February 28, 2007, the lease expired and Regus purchased the equipment for $1, as provided for in the amended lease.

On March 30, 2007, the Partnership purchased telecommunications equipment totaling approximately $7,755,000 from various vendors, which was leased to Global Crossing Telecommunications, Inc. on April 1, 2007.  The lease expires on March 31, 2011. An initial direct cost of approximately $124,000 was incurred as part of the purchase. The General Partner did not take any acquisition fees on the purchase.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Condensed Consolidated Financial Statements
March 31, 2008
(unaudited)

(5)	Leased Equipment at Cost

Investments in leased equipment at cost consisted of the following at March 31, 2008 and at December 31, 2007:

	March 31,
	2008	December 31,
	(unaudited)	2007
Aircraft and aircraft related equipment	$79,305,087	$79,305,087
Accumulated depreciation	(27,057,778)	(26,103,232)
	$52,247,309	$53,201,855

Depreciation expense was $954,546 and $1,574,335 for the period ended March 31, 2008 and 2007, respectively.

ICON Aircraft 47820 LLC (“Aircraft 47820”) was a joint venture between the Partnership and ICON Income Fund Nine, LLC (“Fund Nine”), an entity also managed by the General Partner, whose ownership interests were 90% and 10%, respectively. Aircraft 47820 was formed for the purpose of acquiring an investment in a McDonnell Douglas DC-10-30F aircraft and two spare engines (the “Aircraft and engines”) on lease to Federal Express Corporation (“FedEx”). On March 30, 2007, Aircraft 47820 sold the Aircraft and engines to FedEx for $5,475,000. The Partnership recognized a loss on the sale of the Aircraft and engines of approximately $1,025,000 in the first quarter of 2007.

On August 8, 2007, the Partnership sold all of its rights in five Pratt and Whitney 2037 aircraft engine modules on lease to American Airlines, Inc. (formerly TWA Airlines LLC), to an unaffiliated third party for a gross sales price of $6,050,000.  In connection with the sale, the Partnership incurred legal fees and sales commissions of approximately $331,000; relinquished previously collected security deposits and prepaid rent related to the engine modules of approximately $172,000; and recorded net proceeds of approximately $5,547,000 and a gain on sale of approximately $1,042,000.

Aggregate annual minimum future rentals receivable from each of the Partnership’s non-cancelable operating leases consisted of the following at March 31, 2008:

Years Ending
December 31,
For April 1 to December 31, 2008	$4,905,000
2009	$6,540,000
2010	$6,090,000
2011	$4,455,000

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Condensed Consolidated Financial Statements
March 31, 2008
(unaudited)

(6)	Investments in Joint Ventures

ICON Aircraft 46835 LLC

ICON Aircraft 46835 LLC (“Aircraft 46835”) was a joint venture between the Partnership and Fund Nine, whose ownership interests were 15% and 85%, respectively. Aircraft 46835 was formed for the purpose of acquiring an investment in a McDonnell Douglas DC-10-30F aircraft (the “Aircraft”) on lease with FedEx. On March 30, 2007, Aircraft 46835 sold the Aircraft to FedEx for $4,260,000 and recognized a loss on the sale of the Aircraft of approximately $640,000. The final lease payment was paid to the lender, satisfying all remaining debt obligations.

ICON SPK 2023-A, LLC

ICON SPK 2023-A, LLC (“ICON SPK”) was a joint venture between the Partnership and Fund Nine, whose ownership interests were 74.87% and 25.13%, respectively. During the second quarter of 2007, ICON SPK sold all of its remaining equipment to a third party.

ICON Cheyenne, LLC

ICON Cheyenne, LLC (“ICON Cheyenne”) was a joint venture among the Partnership, ICON Cash Flow Partners L.P. Seven and ICON Income Fund Eight A L.P., entities also managed by the General Partner, which had ownership interests of 97.73%, 1.27%, and 1.00%, respectively. During the second quarter of 2007, ICON Cheyenne sold all of its remaining equipment to a third party.

ICON Aircraft 126, LLC

ICON Aircraft 126, LLC (“ICON 126”) is a joint venture between the Partnership and Fund Nine, which was formed for the purpose of acquiring all of the outstanding shares of Delta Aircraft Leasing Limited, a Cayman Islands registered company that owns, through an owner trust, an Airbus A340-313X aircraft that is on lease to Cathay Pacific Airways Limited. The lease is scheduled to expire on July 1, 2011.  The Partnership and Fund Nine each have interests of 50% in ICON 126.

On January 30, 2007, ICON 126 paid approximately $143,000 in maintenance costs from the remaining balance in its maintenance account on behalf of ICON Aircraft 123, LLC (“ICON 123”), a wholly-owned subsidiary of the Partnership.  ICON 123 will reimburse ICON 126 for the maintenance shortfall when the aircraft in ICON 123 is sold.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Condensed Consolidated Financial Statements
March 31, 2008
(unaudited)

(6)	Investments in Joint Ventures - continued

Information as to the financial position and results of operations of ICON 126 at March 31, 2008 and December 31, 2007 and for the three months ended March 31, 2008 and 2007 are summarized below:

	March 31,
	2008	December 31,
	(unaudited)	2007
Assets	$52,352,219	$53,320,823
Liabilities	$45,593,584	$46,493,816
Equity	$6,758,635	$6,827,007
Partnership's share of equity	$3,379,318	$3,413,504
Contributions	$7,500	$11,415

	Three Months Ended March 31,
	(unaudited)
	2008	2007
Net loss	$(83,372)	$(184,308)
Partnership's share of net loss	$(41,686)	$(92,154)

(7)	Non-Recourse Long-Term Debt

The Partnership’s non-recourse debt is paid directly to the lender by the lessee and accrues interest at 6.1095% per year. The outstanding balance of the non-recourse debt at March 31, 2008 and December 31, 2007 was $45,214,965 and $46,142,220, respectively.

The Partnership had another non-recourse long-term debt obligation in connection with Aircraft 47820 which was also paid directly to the lender by the lessee. The debt accrued interest at 4.035%. The final lease payment of approximately $2,900,000 was paid to the lender of the non-recourse debt upon the sale of the Aircraft and engines on March 30, 2007 (see Note 5), satisfying all remaining debt obligations.

(8)	Revolving Line of Credit, Recourse

 The Partnership, along with Fund Nine, ICON Income Fund Ten, LLC (“Fund Ten”), ICON Leasing Fund Eleven, LLC (“Fund Eleven”), and ICON Leasing Fund Twelve, LLC (“Fund Twelve”) (entities sponsored and organized by the General Partner -  collectively, the “Borrowers”) are parties to a Commercial Loan Agreement (the “Loan Agreement”) with California Bank & Trust (the “Lender”). The Loan Agreement originally provided for a revolving line of credit of up to $17,000,000 pursuant to a senior secured revolving loan facility (the “Facility”), which is secured by all assets of the Borrowers not subject to a first priority lien, as defined in the Loan Agreement. Each of the Borrowers is jointly and severally liable for all amounts borrowed under the Facility. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain lease agreements in which the Borrowers have a beneficial interest.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Condensed Consolidated Financial Statements
March 31, 2008
(unaudited)

(8)	Revolving Line of Credit, Recourse - continued

The Facility was originally set to expire on September 30, 2008 and established (i) the interest rate for advances under the Facility at the Lender’s prime rate and (ii) the interest rate on the five separate advances that are permitted to be made under the Facility at which United States dollar deposits can be acquired by the Lender at the London Interbank Eurocurrency Market Rate (“LIBOR”) plus 2.5%. The interest rate at March 31, 2008 was 5.25%.

The Borrowers were in compliance with the covenants under the Loan Agreement at March 31, 2008.

Aggregate borrowings by all Borrowers under the Facility amounted to $4,255,000 at March 31, 2008. The Partnership had $1,255,000 in borrowings outstanding under the Facility as of such date.  The balance of $3,000,000 relates to borrowings by Fund Ten. Subsequent to March 31, 2008, Fund Ten repaid the outstanding $3,000,000 balance.

On May 1, 2008, the Borrowers entered into a Loan Modification Agreement. The agreement increased the revolving line of credit up to $30,000,000 and extended the expiration date to April 30, 2010. The Borrowers may request a one year extension to the revolving line of credit within 390 days of the expiration date, but the Lender has no obligation to extend. The quarterly commitment fee of 0.5% was reduced to 0.25% on unused commitments under the Facility.

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
March 31, 2008
(unaudited)

(9)	Transactions with Related Parties - continued

The General Partner also has a 1% interest in the Partnership’s profits, losses, cash distributions and liquidation proceeds.  The Partnership paid distributions to the General Partner $5,143 for the three months ended March 31, 2008.  The General Partner’s interest in the Partnership’s net loss for the three months ended March 31, 2008 and 2007 was $2,593 and $1,163, respectively.

In January 2007, ICON 123 repaid outstanding maintenance costs of approximately $1,546,000 with the balance in its reserve account of approximately $1,403,000, inclusive of accreted interest. The remaining balance of approximately $143,000 was borrowed from ICON 126 and is repayable on demand.

(10)	Concentrations

At March 31, 2008, the Partnership had approximately 82.1% of its assets and approximately 95.5% of its liabilities concentrated in the airline industry. At December 31, 2007, the Partnership had approximately 81.8% of its assets and approximately 95.9% of its liabilities concentrated in the airline industry.

For the period ended March 31, 2008 and 2007, the Partnership had two lessees that accounted for 100% and 91.4%, respectively, of total rental income and finance income.

Item 2.  General Partner’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our results of operations and current financial position. This discussion should be read together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report, Part II Item 1A. Risk Factors, and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Overview

We operate as an equipment leasing program in which the capital our partners invested was pooled together to make investments, pay fees and establish a small reserve. We primarily acquired equipment subject to lease, purchased equipment and leased it to third party end users or financed equipment for third parties and, to a lesser degree, acquired ownership rights to items of leased equipment at lease expiration. Some of our equipment leases are acquired for cash and provide current cash flow, which we refer to as “income” leases. For our other equipment leases, we financed the majority of the purchase price through borrowings from third parties. We refer to these leases as “growth” leases. These growth leases generated little or no current cash flow because substantially all of the rental payments received from the lessee was used to service the indebtedness associated with acquiring or financing the lease. For these leases, we anticipate that the future value of the leased equipment will exceed the cash portion of the purchase price.

On June 17, 2007, we began our liquidation period.  During our liquidation period, we have continued to distribute substantially all distributable cash from operations and equipment sales to our partners and are continuing the orderly termination of our operations and affairs.

At March 31, 2008, our portfolio, which we hold either directly or through joint venture investments with affiliates, consisted primarily of the following equipment subject to lease:

Air Transportation Equipment

•
We have a 100% interest in one Airbus A340-313X aircraft and a 50% interest in a second Airbus A340-313X aircraft, both on lease to Cathay Pacific Airways Limited (“Cathay”).  The leases are scheduled to expire on October 1, 2011 and July 1, 2011, respectively.

Telecommunications Equipment

•	We have a 100% interest in telecommunications equipment on lease to Global Crossing Telecommunications, Inc. (“Global Crossing”). The lease is scheduled to expire on March 31, 2011.

Energy Equipment

•	We have a 5.93% interest in the rights to the profits, losses and cash flows from an entity that owns a 50.0% interest in a mobile offshore drilling rig subject to a lease with Rowan Companies, Inc.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Accounting for Fair Value Measurement” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. SFAS No. 157 also expands financial statement disclosures about fair value measurements. On February 14, 2008, the FASB issued FASB Staff Position SFAS No. 157-1, which amends SFAS No. 157 to exclude SFAS No. 13, “Accounting for Leases” and other accounting pronouncements that address fair value measurements of leases from the provisions of SFAS No. 157.  SFAS No. 157 is effective for us beginning January 1, 2008. Our General Partner assessed the impact of SFAS No. 157 and concluded that there is no impact to the financials or the notes to the financials.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of SFAS No. 115” (“SFAS No. 159”), which permits but does not require us to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  This statement is effective for us beginning January 1, 2008.  Our General Partner assessed the impact of SFAS No. 159 and concluded that there is no impact to the financials or the notes to the financials.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the retained interest and gain or loss when a subsidiary is deconsolidated. This statement is effective for our financial statements issued for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited. Our General Partner is currently evaluating the impact of SFAS No. 160 on our consolidated financial statements.

Results of Operations for the Three Months Ended March 31, 2008 (the “2008 Quarter”) and 2007 (the “2007 Quarter”)

On June 17, 2007, we began our liquidation period. During our liquidation period, we are selling and will continue to sell our assets in the ordinary course of business.  As we sell our assets, both rental income and finance income will decrease over time as will expenses related to our assets such as depreciation and amortization expense. Additionally, interest expense should decrease as we reach the expiration of leases that were financed and the debt is repaid to the lender.  As leased equipment is sold, we will experience both gains and losses on these sales. We will continue to liquidate our assets during this period and we expect to see a reduction in revenue and expenses accordingly.

Revenue for the 2008 Quarter and 2007 Quarter are summarized as follows:

	Three Months Ended March 31,
	2008	2007	Change
Rental income	$1,594,091	$3,519,785	$(1,925,694)
Finance income	219,856	-	219,856
Loss from investments in joint ventures	(41,686)	(79,607)	37,921
Net loss on sales of equipment	-	(939,072)	939,072
Interest and other income	320	14,992	(14,672)

Total revenue	$1,772,581	$2,516,098	$(743,517)

Total revenue for the 2008 Quarter decreased by $743,517, or 29.6%, as compared to the 2007 Quarter.  The decrease in rental income was primarily due to (i) the sale of a McDonnell Douglas DC-10-30F aircraft and two spare engines (the “Aircraft and engines”), in which we had a 90% ownership interest, on March 30, 2007 and (ii) the sale of aircraft engine modules previously on lease to American Airlines, Inc. (formerly TWA Airlines LLC) in August 2007.  These leases accounted for $1,805,292 of the change in rental income.  The increase in finance income was due to the addition of the Global Crossing lease as of April 1, 2007.  The net loss on sales of equipment during the 2007 Quarter was due to a loss on sale of the Aircraft and engines of approximately $1,025,000, which was partly offset by a gain on sale of the equipment previously on lease with K-Mart Corporation of approximately $111,000.  There was no gain or loss on sale of equipment recognized in the 2008 Quarter.

Expenses for the 2008 Quarter and the 2007 Quarter are summarized as follows:

	Three Months Ended March 31,
	2008	2007	Change
Depreciation and amortization	$967,884	$1,582,100	$(614,216)
Interest	720,003	859,866	(139,863)
General and administrative	343,978	167,248	176,730

Total expenses	$2,031,865	$2,609,214	$(577,349)

Total expenses for the 2008 Quarter decreased by $577,349, or 22.1%, from the 2007 Quarter.  Depreciation and amortization expense decreased primarily due to (i) the sale of the Aircraft and engines and (ii) the sale of aircraft engine modules previously on lease to American Airlines, Inc. (formerly TWA Airlines LLC) in August 2007.  These leases accounted for approximately $591,000 in depreciation expense for the 2007 Quarter.  The decrease in interest expense was primarily due to a reduction in the balance of debt outstanding.  The increase in general and administrative expenses was primarily due to expenses incurred or accrued for in the 2008 Quarter related to audit and tax fees for services performed for the year ended December 31, 2007.

Minority Interest

Minority interest expense for the 2008 Quarter decreased by $23,181, or 100%, as compared to the 2007 Quarter. The decrease was due to the sale of the assets of two majority-owned subsidiaries - ICON SPK 2023-A, LLC and ICON Cheyenne, LLC – during the second quarter of 2007.

Net Loss

As a result of the foregoing factors, the net loss for the 2008 and 2007 Quarter was $259,284 and $116,297, respectively.  The net loss per weighted average number of limited partnership units outstanding for the 2008 and 2007 Quarter was $0.35 and $0.16, respectively.

Financial Condition

This section discusses the major balance sheet variances at March 31, 2008 compared to December 31, 2007.

Total Assets

Total assets decreased $1,474,519 from $65,113,221 at December 31, 2007 to $63,638,702 at March 31, 2008. The decrease was primarily due to the depreciation of our leased equipment and the collection of rents receivable for our finance lease with Global Crossing during the 2008 Quarter.

Current Assets

Current assets increased $12,920 from $2,183,710 at December 31, 2007 to $2,196,630 at March 31, 2008.

Total Liabilities

Total liabilities decreased $697,501 from $48,066,249 at December 31, 2007 to $47,368,748 at March 31, 2008. The decrease was primarily due to the repayment of a portion of the outstanding balance on the non-recourse debt obligation related to the aircraft on lease to Cathay.

Current Liabilities

Current liabilities increased $288,219 from $5,719,946 at December 31, 2007 to $6,008,165 at March 31, 2008. The increase was primarily due to accrued expenses for the 2008 Quarter, including audit and tax fees and state partnership taxes.

Total Partners’ Equity

Total partners’ equity decreased $777,018 from $17,046,972 at December 31, 2007 to $16,269,954 at March 31, 2008. During our liquidation period, we are distributing substantially all distributable cash from operations and equipment sales to our limited partners. We also recorded a net loss during the 2008 Quarter.

Liquidity and Capital Resources

Sources and Uses of Cash

At March 31, 2008 and 2007, we had cash and cash equivalents of $345,470 and $1,201,547, respectively. During our liquidation period, our main source of cash is expected to be from operating and investing activities from the sale or disposal of our assets. Our main use of cash during the liquidation period is expected to be from financing activities, in the form of cash distributions to our partners.

Operating Activities

Sources of Cash

Sources of cash from operating activities increased $206,662 from $249,886 in the 2007 Quarter to $456,548 in the 2008 Quarter. The increase was primarily due to the addition of our financing lease with Global Crossing¸ which was partly offset by a reduction in overall lease activity since we are in the liquidation period.

Investing Activities

Sources of Cash

Sources of cash from investing activities decreased from $6,368,100 in the 2007 Quarter to $0 in the 2008 Quarter. The decrease was due to the absence of any sale of equipment during the 2008 Quarter. During the 2007 Quarter, our sources of cash resulted from the sales of equipment and distributions from joints ventures resulting from the sales of equipment.

Uses of Cash

Uses of cash from investing activities decreased $7,751,856 from $7,759,356 in the 2007 Quarter to $7,500 in the 2008 Quarter.  The decrease was due to the absence of any purchase of additional equipment.

Financing Activities

Sources of Cash

Source of cash from financing activities decreased from $3,510,000 in the 2007 Quarter to $0 in the 2008 Quarter.  The decrease reflected that there were no additional borrowings during the 2008 Quarter.

Uses of Cash

Uses of cash from financing activities decreased $1,537,639 from $2,055,373 in the 2007 Quarter to $517,734 in the 2008 Quarter.  The decrease was primarily due to a reduction in the distributions paid to our partners in the 2008 Quarter. During the 2008 and 2007 Quarters, we paid distributions to our partners of $514,261, and $1,498,041, respectively.

Financings and Borrowings

Non-Recourse Long-Term Debt

At March 31, 2008, we had a non-recourse debt obligation that was being paid directly to the lender by the lessee and was accruing interest at 6.1095% per year. The outstanding balance of the non-recourse debt at March 31, 2008 was $45,214,965.

Revolving Line of Credit, Recourse

We, along with Fund Nine, ICON Income Fund Ten, LLC (“Fund Ten”), ICON Leasing Fund Eleven, LLC (“Fund Eleven”), and ICON Leasing Fund Twelve, LLC (“Fund Twelve”) (entities sponsored and organized by the General Partner -  collectively, the “Borrowers”) are parties to a Commercial Loan Agreement (the “Loan Agreement”) with California Bank & Trust (the “Lender”). The Loan Agreement originally provided for a revolving line of credit of up to $17,000,000 pursuant to a senior secured revolving loan facility (the “Facility”), which is secured by all assets of the Borrowers not subject to a first priority lien, as defined in the Loan Agreement. Each of the Borrowers is jointly and severally liable for all amounts borrowed under the Facility. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain lease agreements in which the Borrowers have a beneficial interest.

The Facility was originally set to expire on September 30, 2008 and established (i) the interest rate for advances under the Facility at the Lender’s prime rate and (ii) the interest rate on the five separate advances that are permitted to be made under the Facility at which United States dollar deposits can be acquired by the Lender at the London Interbank Eurocurrency Market Rate (“LIBOR”) plus 2.5%. The interest rate at March 31, 2008 was 5.25%.

The Borrowers were in compliance with the covenants under the Loan Agreement at March 31, 2008.

Aggregate borrowings by all Borrowers under the Facility amounted to $4,255,000 at March 31, 2008. We had $1,255,000 in borrowings outstanding under the Facility as of such date.  The balance of $3,000,000 relates to borrowings by Fund Ten. Subsequent to March 31, 2008, Fund Ten repaid the outstanding $3,000,000 balance.

On May 1, 2008, the Borrowers entered into a Loan Modification Agreement. The agreement increased the revolving line of credit up to $30,000,000 and extended the expiration date to April 30, 2010. The Borrowers may request a one year extension to the revolving line of credit within 390 days of the expiration date, but the Lender has no obligation to extend. The quarterly commitment fee of 0.5% was reduced to 0.25% on unused commitments under the Facility.

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

Distributions

We paid monthly distributions to each of our partners beginning the first month after each such partner was admitted through the termination of our reinvestment period, which was on June 17, 2007. During the liquidation period, we plan to make distributions pursuant to the terms of the LP Agreement. We expect that distributions made during the liquidation period will vary, depending on the timing of the sale of our assets, our receipt of rental income, and income from our investments. We paid distributions to our limited partners and our General Partner in the 2008 Quarter of $509,118 and $5,143, respectively.

Contractual Obligations and Commitments and Off Balance Sheet Transactions

At March 31, 2008, we have both non-recourse and recourse debt obligations. The lenders have security interests in equipment relating to the non-recourse debt and an assignment of the rental payments under the leases. If the lessee were to default on the non-recourse debt, the equipment would be returned to the lender in extinguishment of the non-recourse debt. At March 31, 2008, our outstanding non-recourse indebtedness was $45,214,965. We are a party to the Facility, as discussed in the financing and borrowings section above. We had $1,255,000 of borrowings under this Facility at March 31, 2008.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We, like most other companies, are exposed to certain market risks, which include changes in interest rates and the demand for equipment (and the related residuals) owned by us.  We believe that our exposure to other market risks, including commodity risk and equity price risk, are insignificant, at this time, to both our financial position and our results of operations.  There were no other material changes to the disclosure related to these items since the filing of our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Item 4T. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the period ended March 31, 2008, as well as the financial statements for our General Partner, our General Partner carried out an evaluation, under the supervision and with the participation of the management of our General Partner, including its Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our General Partner’s disclosure controls and procedures as of the end of the period covered by this Report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that our General Partner’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were 150 limited partnership units redeemed during the three months ended March 31, 2008.  The redemption amounts are calculated according to a specified redemption formula in accordance with the LP agreement.  Redeemed units have no voting rights and do not share in distributions.  The LP Agreement limits the number of limited partnership units which can be redeemed in any one year and redeemed limited partnership units may not be reissued.

Total Number of
	Limited Partnership	Price Paid Per Limited
	Units Redeemed	Partnership Units
January 1, 2008 through January 31, 2008	-	$-
February 1, 2008 through February 29, 2008	-	$-
March 1, 2008 through March 31, 2008	150	$23.15

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the three months ended March 31, 2008.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

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

10.1
Commercial Loan Agreement, by and between California Bank & Trust, ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC and ICON Leasing Fund Eleven, LLC, dated August 31, 2005 (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated August 31, 2005).

10.2
Loan Modification Agreement, by and between California Bank & Trust and ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC and ICON Leasing Fund Eleven, LLC, dated December 26, 2006 (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated December 29, 2006).

10.3
Loan Modification Agreement dated as of June 20, 2007 between California Bank & Trust and ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC, ICON Leasing Fund Eleven, LLC and ICON Leasing Fund Twelve, LLC (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated June 25, 2007).

10.4
Loan Modification Agreement dated as of May 1, 2008 between California Bank & Trust and ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC, ICON Leasing Fund Eleven, LLC and ICON Leasing Fund Twelve, LLC.

31.1	Rule 13a-14(a)/15d-14(a). Certification of Co-Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a). Certification of Co-Chief Executive Officer.

31.3	Rule 13a-14(a)/15d-14(a). Certification of Chief Financial Officer.

32.1	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

File No. 333-37504
ICON Capital Corp.
Sole General Partner of the Registrant

May 15, 2008

/s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

May 15, 2008

/s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

May 15, 2008

/s/ Anthony J. Branca
Anthony J. Branca
Chief Financial Officer (Principal Financial Officer)

25