Form 10-K/A
period 2007-12-31
ICON INCOME FUND EIGHT B LP
filed 2008-07-11
CIK 1121716

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

ICON Income Fund Eight B L.P. is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on April 11, 2008 (the “Original Filing”) solely for the purposes of amending Item 15 – Exhibits, to include the consolidated financial statements of ICON Aircraft 126 LLC, which were not able to be completed timely and included in the Original Filing. This Amendment contains the complete text of Item 15.  Except as discussed in this Explanatory Note, no other changes have been made to the Original Filing.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	1. Financial Statements

See index to financial statements included as Item 8 to the Original Filing.

2. Financial Statement Schedules

Financial Statement Schedule II – Valuation and Qualifying Accounts as filed with the Original Filing.  Schedules not listed above have been omitted because they are not applicable or the information required to be set forth therein is included in the financial statements or notes thereto.

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

10.3   Loan Modification Agreement dated as of May 1, 2008 between California Bank & Trust and ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC, ICON Leasing Fund Eleven, LLC and ICON Leasing Fund Twelve, LLC (Incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q dated May 15, 2008).

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

(b)	Consolidated Financial Statements of ICON Aircraft 126 LLC

ICON Aircraft 126 LLC
(A Delaware Limited Liability Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members
ICON Aircraft 126 LLC

We have audited the accompanying consolidated balance sheet of ICON Aircraft 126 LLC and its subsidiary as of December 31, 2007, and the related consolidated statements of operations, changes in members’ equity, and cash flows for the year ended December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ICON Aircraft 126 LLC and its subsidiary at December 31, 2007, and the consolidated results of their operations and their cash flows for the year ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young, LLP

July 9, 2008
New York, New York

The Members
ICON Aircraft 126 LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the consolidated balance sheet of ICON Aircraft 126 LLC (a Delaware limited liability company) and its subsidiary as of December 31, 2006 and the related consolidated statements of operations and changes in members’ equity and cash flows for the years ended December 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ICON Aircraft 126 LLC as of December 31, 2006, and the results of their operations and their cash flows for the years ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ Hays & Company LLP

August 20, 2007
New York, New York

ICON Aircraft 126 LLC
(A Delaware Limited Liability Company)
Consolidated Balance Sheets

Assets
	December 31,
	2007	2006

Leased equipment at cost, net (less accumulated depreciation of $24,556,920 and $20,556,920, respectively)	$52,966,664	$56,966,664
Other non-current assets, net	354,159	345,579

Total Assets	$53,320,823	$57,312,243

Liabilities and Members' Equity

Current liabilities
Current portion of non-recourse long-term debt	$3,810,027	$3,559,374
Deferred rental income	300,000	128,571
Accrued interest	233,783	251,000

Total current liabilities	4,343,810	3,938,945

Non-current liabilities
Non-recourse long-term debt, net of current portion	42,150,006	45,992,323

Total Liabilities	46,493,816	49,931,268

Members' Equity	6,827,007	7,380,975

Total Liabilities and Members' Equity	$53,320,823	$57,312,243

See accompanying notes to consolidated financial statements

ICON Aircraft 126 LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Operations

	Years Ended December 31,
	2007	2006	2005
Revenue:
Rental income	$6,368,571	$6,753,785	$8,190,414
Interest and other income	5,615	62,883	40,920

Total revenue	6,374,186	6,816,668	8,231,334

Expenses:
General and administrative	22,829	50,002	-
Interest	2,924,382	3,089,780	3,053,805
Depreciation and amortization	4,003,772	4,148,392	4,381,687
Aircraft maintenance	-	1,152,698	-

Total expenses	6,950,983	8,440,872	7,435,492

Net (loss) income	$(576,797)	$(1,624,204)	$795,842

See accompanying notes to consolidated financial statements

ICON Aircraft 126 LLC
(A Delaware Limited Liability Company)
Consolidated Statement of Changes in Members' Equity

Members'
Equity
Balance, January 1, 2005	$8,027,316

Net income	795,842

Balance, December 31, 2005	8,823,158

Net loss	(1,624,204)
Investment from members	182,021

Balance, December 31, 2006	7,380,975

Net loss	(576,797)
Investment from members	22,829

Balance, December 31, 2007	$6,827,007

See accompanying notes to consolidated financial statements

ICON Aircraft 126 LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net (loss) income	$(576,797)	$(1,624,204)	$795,842
Adjustments to reconcile net (loss) income to net cash
used in operating activities:
Rental income paid directly to lenders by lessees	(6,540,000)	(6,753,785)	(8,190,414)
Interest income on maintenance reserve	(5,615)	(55,784)	(40,920)
Depreciation and amortization	4,003,772	4,148,392	4,381,687
Interest expense on non-recourse financing paid
directly to lenders by lessees	2,948,336	3,060,190	3,085,157
Change in operating assets and other liabilities:
Other non-current assets	(6,737)	885,009	-
Deferred rental income	171,429	128,571	-
Accrued interest	(17,217)	29,590	(31,352)

Net cash used in operating activities	(22,829)	(182,021)	-

Cash flows from financing activities:
Contributions received	22,829	182,021	-

Net increase in cash	-	-	-

Cash, beginning of the year	-	-	-

Cash, end of the year	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Principal and interest paid directly to lenders by lessees	$6,540,000	$6,753,785	$7,798,560
Other assets used to pay down non-recourse debt	$-	$582,509	$-

See accompanying notes to consolidated financial statements

ICON Aircraft 126 LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

(1)	Organization

ICON Aircraft 126 LLC (the “LLC”) was formed on February 15, 2002 as a Delaware limited liability company. The LLC is a joint venture between two affiliated entities, ICON Income Fund Eight B L.P. (“Fund Eight B”) and ICON Income Fund Nine, LLC (“Fund Nine”) (collectively, the “LLC’s Members”). Fund Eight B and Fund Nine each have a 50% interest in the LLC’s profits, losses and cash distributions.

On March 4, 2002, the LLC acquired all of the outstanding shares of Delta Aircraft Leasing Limited (“D.A.L.”), a Cayman Islands registered company, for approximately $75,288,000, which was largely comprised of approximately $4,250,000 of cash and the assumption of approximately $70,277,000 of non-recourse debt. D.A.L owns, through an owner trust, an Airbus A340-313X aircraft which is on lease to Cathay Pacific Airways Limited (“Cathay”). The lender has a security interest in the aircraft and an assignment of the rental payments under the lease. The lease was initially scheduled to expire in March 2006 but was extended until July 1, 2011.

The General Partner/Manager of the LLC’s Members is ICON Capital Corp. (the “Manager”), which was originally a Connecticut corporation. Effective June 1, 2007, the Manager was re-incorporated as a Delaware corporation. The Manager manages and controls the business affairs of the LLC's assets pursuant to the terms of the respective limited partnership and limited liability company agreements with the LLC’s Members.

(2)	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying consolidated financial statements of the LLC have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”).

The consolidated financial statements include the accounts of the LLC and its majority owned subsidiary.  All intercompany accounts and transactions have been eliminated in consolidation.

Debt Financing Costs

Expenses associated with the issuance of long-term debt are capitalized and amortized over the term of the debt instrument using the effective interest rate method.  These costs are included in other non-current assets, net.

Leased Equipment at Cost

Investments in leased equipment are stated at cost less accumulated depreciation. Leased equipment is depreciated on a straight line basis over the lease term of 4 years to the asset’s residual value.

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
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

(2)	Summary of Significant Accounting Policies - continued

Asset Impairments

The asset in the LLC’s portfolio is periodically reviewed, no less frequently than annually, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss will be recognized only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair market value. If there is an indication of impairment, the LLC will estimate the future cash flows (undiscounted and without interest charges) expected from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows.  If an impairment is determined to exist, the impairment loss will be measured as the amount by which the carrying value of a long-lived asset exceeds its fair value and recorded in the consolidated statement of operations in the period the determination is made.

The events or changes in circumstances that generally indicate that an asset may be impaired are (i) the estimated fair value of the underlying equipment is less than its carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to satisfy the residual position in the asset and, if applicable, the remaining obligation to the non-recourse lender.  Generally in the latter situation, the residual position relates to equipment subject to third party non-recourse debt where the lessee remits its rental payments directly to the lender and the LLC does not recover its residual position until the non-recourse debt is repaid in full. The preparation of the undiscounted cash flows requires the use of assumptions and estimates, including the level of future rents, the residual value expected to be realized upon disposition of the asset, estimated downtime between re-leasing events and the amount of re-leasing costs. The Manager’s review for impairment includes a consideration of the existence of impairment indicators including third party appraisals, published values for similar assets, recent transactions for similar assets, adverse changes in market conditions for specific asset types and the occurrence of significant adverse changes in general industry and market conditions that could affect the fair value of the asset.

Revenue Recognition

The LLC leases equipment to third parties and each such lease may be classified as either a finance lease or an operating lease, which is based upon the terms of each lease.  Initial direct costs are capitalized and amortized over the term of the related lease for a finance lease.  For an operating lease, the initial direct costs are included as a component of the cost of the equipment and depreciated.

For operating leases, rental income is recognized on a straight line basis over the lease term.  Billed and uncollected operating lease receivables are included in accounts receivable.  Accounts receivable are stated at their estimated net realizable value.  Deferred income is the difference between the timing of the cash payments and the income recognized on a straight line basis.

The Manager has an investment committee that approves each new equipment and financing transaction and lease acquisition.  As part of its process it determines the residual value, if any, to be used once the acquisition has been approved.  The factors considered in determining the residual value include, but are not limited to, the creditworthiness of the potential lessee, the type of equipment being considered, how the equipment is integrated into the potential lessees business, the length of the lease and the industry in which the potential lessee operates.  Residual values are reviewed for impairment in accordance with the LLC’s policy relating to impairment review.

ICON Aircraft 126 LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

(2)	Summary of Significant Accounting Policies - continued

Income Taxes

The LLC is taxed as a partnership for federal and state income tax purposes.  No provision for income taxes has been recorded since the liability for such taxes is that of each of the members rather than the LLC. The LLC's income tax returns are subject to examination by the federal and state taxing authorities, and changes, if any, could adjust the individual income tax of the members.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires the Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates primarily include the determination of depreciation and amortization, impairments, estimated useful lives and residual values.  Actual results could differ from those estimates.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an Amendment of SFAS No. 115” (“SFAS No. 159”), which permits but does not require the LLC to measure certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  As the LLC did not elect to fair value any additional items under the provisions of SFAS No. 159, the adoption of this statement effective January 1, 2008 did not have an impact on the LLC’s consolidated financial statements.

(3)	Leased Equipment at Cost

The LLC’s sole investment at both December 31, 2007 and 2006 is an Airbus A340-313X aircraft on lease to Cathay. The lease was initially scheduled to expire in March 2006 but was extended until July 1, 2011.

The LLC had a commitment with respect to the aircraft to pay certain maintenance costs, which were incurred on or prior to March 27, 2006. The LLC had established a maintenance account, which totaled approximately $1,385,000 at September 30, 2006 to pay for its portion of these costs. This account was funded by free cash from the lease payments in accordance with the terms of the original lease. During September 2006, approximately $1,153,000 was paid for the maintenance costs. The excess cash remaining of approximately $95,000, which includes interest accreted in the amount of approximately $36,000 through December 31, 2007, is included in other non-current assets, net in the consolidated balance sheets and will be used to pay down the principal balance of the related non-recourse debt.

ICON Aircraft 126 LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

(3)	Leased Equipment at Cost - continued

In connection with the original purchase of the aircraft, the owner trustee entered into two first priority charge on cash deposit agreements pursuant to which the maintenance account for the aircraft owned by the LLC was cross-collateralized with the maintenance account for another Cathay aircraft owned by ICON Aircraft 123 LLC (“ICON 123”), a wholly-owned subsidiary of Fund Eight B. Under the terms of this agreement, the LLC was required to pay on behalf of ICON 123 any maintenance cost shortfalls incurred by the affiliate. On January 30, 2007, the LLC paid approximately $143,000 in maintenance costs from the remaining balance in its maintenance account on behalf of ICON 123. The maintenance account and related security interest were then terminated. ICON 123 will reimburse the LLC for the maintenance shortfall when the aircraft owned by ICON 123 is sold.

Depreciation expense was $4,000,000, $4,115,432, and $3,776,851 for the years ended December 31, 2007, 2006, and 2005, respectively.

Aggregate minimum future rentals receivable from the LLC’s non-cancelable lease consisted of the following at December 31, 2007:

Years Ending
December 31,
2008	$6,540,000
2009	$6,540,000
2010	$5,940,000
2011	$2,970,000

(4)	Non-Recourse Long-Term Debt

Simultaneously with the lease extension for the Cathay aircraft, the LLC, through the owner trustee, refinanced the non-recourse debt associated with the aircraft. The refinancing was done because the original non-recourse debt of approximately $52,850,000 was due to be repaid on March 27, 2006. The LLC established, under the original lease, a reserve account totaling approximately $583,000, which was used to reduce the balloon payment to approximately $52,267,000. The refinanced non-recourse debt, which initially accrued interest at the London Interbank Eurocurrency Market Rate plus 1.165%, matures on July 1, 2011 and has a balloon payment of approximately $32,677,000. The interest rate of the refinanced debt was fixed at 6.104% under the terms of the debt agreement effective October 3, 2006. At December 31, 2007 and 2006, the outstanding balance of the non-recourse debt was $45,960,033 and $49,551,697, respectively.  At December 31, 2007, the fair market value of the non-recourse debt was approximately $47,270,000.

The aggregate maturities of non-recourse long-tem debt consisted of the following at December 31, 2007:

Years Ending
December 31,
2008	$3,810,027
2009	4,044,096
2010	3,684,449
2011	34,421,461
$45,960,033

ICON Aircraft 126 LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

(5)	Residual Sharing Agreement

The LLC is a party to a residual sharing agreement (the “Airtrade Residual Sharing Agreement”) with ICON 123, and Airtrade Capital Corp. (“Airtrade”). Pursuant to the terms of the Airtrade Residual Sharing Agreement, all proceeds received in connection with the sale or lease renewals of the aircrafts owned by the LLC and ICON 123 in excess of $8,500,000 of the applicable loan balance associated with each aircraft will be allocated 55% to the LLC or ICON 123, as applicable, and 45% will be allocated to Airtrade.

(6)	Fair Value of Financial Instruments

Fair value information with respect to the LLC's leased assets and liabilities is not separately provided since (i) SFAS No. 107, “Disclosures About Fair Values of Financial Instruments,” does not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets, other than lease related investments, and the recorded value of recourse notes payable, if any, approximates fair value due to their short-term maturities and variable interest rates.

(7)	Transactions with Related Parties

The LLC does not maintain a separate bank account and therefore, in the normal course of operations, the LLC’s Members will pay certain operating and general and administrative expenses on behalf of the LLC in proportion with their member interests.

The financial condition and results of operations of the LLC, as reported, are not necessarily indicative of the results that would have been reported had the LLC operated completely independently.

(8)	Concentrations

For the years ended December 31, 2007, 2006, and 2005, the LLC had one lessee that accounted for 100% of total rental income.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

333-37504 File No.
ICON Income Fund Eight B L.P. (Registrant) by its General Partner, ICON Capital Corp.

July 11, 2008

/s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

/s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

/s/ Anthony Branca
Anthony Branca
Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

ICON Capital Corp.
General Partner of the Registrant

July 11, 2008

/s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer, Co-President and Director (Co-Principal Executive Officer)

July 11, 2008

/s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer, Co-President and Director (Co-Principal Executive Officer)

July 11, 2008

/s/ Thomas W. Martin
Thomas W. Martin
Chairman

Supplemental Information to be furnished with reports filed pursuant to Section 15(d) of the Act by Registrant which have not registered securities pursuant to Section 12 of the Act.

No annual report or proxy material has been sent to security holders.

12