Form 10-Q
period 2008-06-30
ICON INCOME FUND EIGHT B LP
filed 2008-08-01
CIK 1121716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

quarterly period ended	June 30, 2008

or

[  ]         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

transition period from	to

Commission_File_Number_	333-37504

ICON Income Fund Eight B L.P.
(Exact name of registrant as specified in its charter)

Delaware	13-4101114
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

100 Fifth Avenue, 4th Floor, New York, New York	10011-1505
(Address of principal executive offices)	(Zip code)

(212) 418-4700
Registrant's telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x]   No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer’’, ‘‘accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer [  ] Accelerated filer [  ]   Non-accelerated filer [x]  Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [x]

Number of outstanding limited liability company shares of the registrant on July 31, 2008 is 740,380.

PART I – FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Condensed Consolidated Balance Sheets

Assets
	June 30,
	2008	December 31,
	(unaudited)	2007
Current assets
Cash and cash equivalents	$196,271	$414,156
Current portion of net investment in finance lease	1,882,707	1,764,768
Other current assets	32,597	22,130

Total current assets	2,111,575	2,201,054

Non-current assets
Net investment in finance lease, less current portion	3,948,821	4,920,691
Leased equipment at cost (less accumulated depreciation
of $28,012,323 and $26,103,232, respectively)	47,404,397	53,201,855
Investment in joint venture	1,377,654	3,413,505
Other non-current assets, net	1,369,420	1,376,116

Total non-current assets	54,100,292	62,912,167

Total Assets	$56,211,867	$65,113,221

Liabilities and Partners' Equity

Current liabilities
Current portion of non-recourse long-term debt	$3,913,850	$3,795,917
Revolving line of credit, recourse	1,255,000	1,255,000
Deferred revenue	368,182	286,364
Due to affiliates	143,070	143,070
Accrued expenses and other current liabilities	292,515	239,595

Total current liabilities	5,972,617	5,719,946

Non-current liabilities
Non-recourse long-term debt, net of current portion	40,359,373	42,346,303

Total Liabilities	46,331,990	48,066,249

Commitments and contingencies

Partners' Equity
General Partner	(550,261)	(478,624)
Limited Partners	10,430,138	17,525,596

Total Partners' Equity	9,879,877	17,046,972

Total Liabilities and Partners' Equity	$56,211,867	$65,113,221

See accompanying notes to condensed consolidated financial statements

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue:
Rental income	$1,594,091	$1,812,232	$3,188,182	$5,332,017
Finance income	205,342	260,783	425,198	260,783
Loss from investments in joint ventures	(2,009,165)	(78,492)	(2,050,851)	(158,099)
Net gain (loss) on sales of equipment	-	318,060	-	(621,012)
Interest and other income	23	51,738	343	66,730

Total revenue	(209,709)	2,364,321	1,562,872	4,880,419

Expenses:
Depreciation and amortization	964,068	1,034,406	1,931,952	2,621,240
Impairment loss	3,888,367	-	3,888,367	-
Interest	719,349	868,107	1,439,352	1,727,972
General and administrative	94,427	99,977	438,405	267,226

Total expenses	5,666,211	2,002,490	7,698,076	4,616,438

(Loss) income before minority interest	(5,875,920)	361,831	(6,135,204)	263,981

Minority interest	-	76,997	-	100,178

Net (loss) income	$(5,875,920)	$284,834	$(6,135,204)	$163,803

Net (loss) income allocable to:
Limited Partners	$(5,817,161)	$281,986	$(6,073,852)	$162,165
General Partner	(58,759)	2,848	(61,352)	1,638

	$(5,875,920)	$284,834	$(6,135,204)	$163,803

Weighted average number of limited
partnership units outstanding	740,380	741,365	740,442	741,447

Net (loss) income per weighted average
limited partnership units	$(7.86)	$0.38	$(8.20)	$0.22

See accompanying notes to condensed consolidated financial statements

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Condensed Consolidated Statement of Changes in Partners' Equity

	Limited
	Partnership			Total
	Units	Limited	General	Partners'
	Outstanding	Partners	Partner	Equity
Balance, December 31, 2007	740,530	$17,525,596	$(478,624)	$17,046,972

Limited partnership units redeemed	(150)	(3,473)	-	(3,473)
Cash distributions to partners	-	(509,118)	(5,143)	(514,261)
Net loss	-	(256,691)	(2,593)	(259,284)

Period ended March 31, 2008 (unaudited)	740,380	$16,756,314	$(486,360)	$16,269,954

Cash distributions to partners	-	(509,015)	(5,142)	(514,157)
Net loss	-	(5,817,161)	(58,759)	(5,875,920)

Period ended June 30, 2008 (unaudited)	740,380	$10,430,138	$(550,261)	$9,879,877

See accompanying notes to condensed consolidated financial statements

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net (loss) income	$(6,135,204)	$163,803
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Rental income paid directly to lenders by lessees	(3,270,000)	(4,888,924)
Finance income	(425,198)	(260,783)
Net loss on sales of equipment	-	621,012
Loss from investments in joint ventures	2,050,851	158,099
Depreciation and amortization	1,931,952	2,621,240
Impairment loss	3,888,367	-
Interest expense on non-recourse financing paid directly to lenders by lessees	1,401,003	1,543,099
Interest expense from amortization of debt financing costs	9,333	-
Minority interest	-	100,178
Changes in operating assets and liabilities:
Collection of finance lease	1,256,268	696,108
Due from/to General Partner and affiliates	-	141,278
Other assets	(13,104)	192,435
Deferred revenue	81,818	51,464
Accrued expenses and other current liabilities	52,920	(350,686)
Distributions to/from joint ventures and minority interest	-	(99,800)

Net cash provided by operating activities	829,006	688,523

Cash flows from investing activities:
Distributions received from joint ventures	-	633,828
Proceeds from sales of equipment	-	6,176,402
Purchase of leased equipment	-	(7,754,746)
Cash investment in joint ventures	(15,000)	-

Net cash used in investing activities	(15,000)	(944,516)

Cash flows from financing activities:
Cash distributions to partners	(1,028,418)	(2,996,084)
Proceeds from revolving line of credit	-	3,630,000
Distributions paid to minority interest holders	-	(568,490)
Redemption of limited partnership units	(3,473)	(25,298)

Net cash (used in) provided by financing activities	(1,031,891)	40,128

Net decrease in cash and cash equivalents	(217,885)	(215,865)
Cash and cash equivalents, beginning of the period	414,156	888,290

Cash and cash equivalents, end of the period	$196,271	$672,425

See accompanying notes to condensed consolidated financial statements

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2008	2007
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$38,530	$184,873

Supplemental disclosure of non-cash investing and financing activities:
Principal and interest paid directly to lenders by lessees	$3,270,000	$6,181,041
Transfer of leased equipment to direct finance lease	$-	$7,743,990
Payment of maintenance costs	$-	$1,546,000

See accompanying notes to condensed consolidated financial statements

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Condensed Consolidated Financial Statements
June 30, 2008
(unaudited)

(1)	Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements of ICON Income Fund Eight B L.P. (the “Partnership”) have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements.  In the opinion of ICON Capital Corp. (the “General Partner”), all adjustments considered necessary for a fair presentation have been included.  These condensed consolidated financial statements should be read together with the consolidated financial statements and notes included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007.  The results for the interim period are not necessarily indicative of the results for the full year.

The condensed consolidated financial statements include the accounts of the Partnership and its majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

The Partnership was formed on February 7, 2000 as a Delaware limited partnership.  The Partnership is engaged in one business segment, the business of purchasing equipment and leasing it to third-party end users, providing equipment and other financing, and to a lesser degree, acquiring ownership rights to items of leased equipment at lease expiration.  The Partnership will continue until December 31, 2017, unless terminated sooner.  The Partnership is currently in the liquation period, which commenced on June 17, 2007.

The General Partner of the Partnership is a Delaware corporation. The General Partner manages and controls the business affairs of the Partnership, including, but not limited to, the equipment leases and financing transactions that the Partnership enters into pursuant to the terms of the Partnership’s amended and restated agreement of limited partnership (the “LP Agreement”).  Additionally, the General Partner has a 1% interest in the profits, losses, cash distributions and liquidation proceeds of the Partnership.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Condensed Consolidated Financial Statements
June 30, 2008
(unaudited)

(2)	Organization – continued

During the liquidation period, the Partnership is distributing substantially all distributable cash from operations and equipment sales to the partners and will continue the orderly termination of its operations and affairs.  The Partnership will not invest in any additional finance or lease transactions during the liquidation period.

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

(3)	Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates primarily include the determination of allowance for doubtful accounts, depreciation and amortization, impairment losses, estimated useful lives and residual values. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to the accompanying condensed consolidated financial statements in prior periods to conform to the current period presentation.

Asset Impairments

The significant assets in the Partnership’s portfolio are periodically reviewed, no less frequently than annually, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss will be recognized only if the carrying value of a long-lived asset is not recoverable and exceeds its fair market value. If there is an indication of impairment, the Partnership will estimate the future cash flows (undiscounted and without interest charges) expected from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future cash outflows expected to be necessary to obtain those inflows.  If an impairment is determined to exist, the impairment loss will be measured as the amount by which the carrying value of a long-lived asset exceeds its fair value and recorded in the consolidated statement of operations in the period the determination is made.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Condensed Consolidated Financial Statements
June 30, 2008
(unaudited)

(3)	Summary of Significant Accounting Policies - continued

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Accounting for Fair Value Measurement” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. SFAS No. 157 also expands financial statement disclosures about fair value measurements.  On February 12, 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 157-2 (“FSP 157-2”), which delayed the effective date of SFAS No. 157 for one year, for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). On February 14, 2008, the FASB issued FSP No. 157-1, which amended SFAS No. 157 to exclude SFAS No. 13, “Accounting for Leases” and other accounting pronouncements that address fair value measurements of leases from the provisions of SFAS No. 157.  SFAS No. 157 and FSP 157-2 are effective for the Partnership’s financial statements beginning January 1, 2008.  The General Partner assessed the impact of SFAS No. 157 and concluded that there is no impact to the financial statements or the notes to the financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an Amendment of SFAS No. 115” (“SFAS No. 159”), which permits but does not require the Partnership to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  The Partnership has not elected to fair value any of its financial instruments under the provisions of SFAS No. 159.

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

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Condensed Consolidated Financial Statements
June 30, 2008
(unaudited)

(4)	Net Investment in Finance Lease

Net investment in finance lease consisted of the following at June 30, 2008 and December 31, 2007:

	June 30,
	2008	December 31,
	(unaudited)	2007

Minimum rents receivable	$6,909,479	$8,165,747
Estimated residual value	1	1
Initial direct costs, net	61,252	84,113
Unearned income	(1,139,204)	(1,564,402)

Net investment in finance lease	5,831,528	6,685,459

Less: Current portion of net investment in finance lease	1,882,707	1,764,768

Net investment in finance lease, less current portion	$3,948,821	$4,920,691

Non-cancelable minimum annual amounts due on investment in finance lease over the next five years were as follows at June 30, 2008:

Years Ending
December 31,
For July 1 to December 31, 2008	$1,256,269
2009	2,512,538
2010	2,512,538
2011	628,134
$6,909,479

The Partnership had an investment in finance leases consisting of 120 Noritsu Optical/Digital photo processing mini-labs subject to lease with K-Mart Corporation (“K-Mart”).  The leases were scheduled to expire on various dates through April 2008.  However, on February 9, 2007, the Partnership sold all of the remaining equipment previously on lease to K-Mart for approximately $254,100 and recognized a gain on the sale of the equipment of approximately $111,000.

The Partnership had an investment in a finance lease, since August 2000, with Regus Business Centre Corp. ("Regus"), which leased office, telecommunications and computer equipment from the Partnership under the terms of a finance lease.  On February 28, 2007, the lease expired and Regus purchased the equipment for $1, as provided for in the amended lease.

On March 30, 2007, the Partnership purchased telecommunications equipment totaling approximately $7,755,000 from various vendors, which was leased to Global Crossing Telecommunications, Inc. on April 1, 2007.  The lease expires on March 31, 2011.  Initial direct costs of approximately $124,000 were incurred as part of the purchase.  The General Partner did not take any acquisition fees on the purchase.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Condensed Consolidated Financial Statements
June 30, 2008
(unaudited)

(5)	Leased Equipment at Cost

Investments in leased equipment at cost consisted of the following at June 30, 2008 and December 31, 2007:

	June 30,
	2008	December 31,
	(unaudited)	2007
Aircraft and aircraft related equipment	$79,305,087	$79,305,087
Accumulated depreciation	(28,012,323)	(26,103,232)
Accumulated impairment	(3,888,367)	-
	$47,404,397	$53,201,855

Depreciation expense for the three months ended June 30, 2008 and 2007 was $954,545 and $1,008,044, respectively.  Depreciation expense for the six months ended June 30, 2008 and 2007 was $1,909,091 and $2,582,379, respectively.

ICON Aircraft 47820, LLC (“Aircraft 47820”) was a joint venture between the Partnership and ICON Income Fund Nine, LLC (“Fund Nine”), an entity also managed by the General Partner, which had ownership interests of 90% and 10%, respectively.  Aircraft 47820 was formed for the purpose of acquiring an investment in a McDonnell Douglas DC-10-30F aircraft and two spare engines (the “Aircraft and Engines”) on lease to Federal Express Corporation (“FedEx”).  On March 30, 2007, Aircraft 47820 sold the Aircraft and Engines to FedEx for $5,475,000.  The Partnership recognized a loss on the sale of the Aircraft and Engines of approximately $1,025,000 in the first quarter of 2007.

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

In light of unprecedented high fuel prices and the related impact on the airline industry, on June 30, 2008, the General Partner reviewed the Partnership’s investment in an Airbus A340-313X, a four engine aircraft (“Aircraft 123”) in ICON Aircraft 123, LLC (“ICON 123”), a wholly-owned subsidiary.  In accordance with the provisions of FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) and based upon recent changes in the airline industry, the General Partner determined the aircraft owned by ICON 123 was impaired.

The following factors, among others, indicated that the full residual value of Aircraft 123 might not be recoverable: (i) indications that lenders are willing to finance less of the acquisition cost of four-engine aircraft, which is increasing with each dollar rise of the price of fuel, thereby undermining the residual value expectations of such aircraft; (ii) the rising cost of fuel is increasing the operating costs of four-engine aircraft and similar capacity twin-engine aircraft, thereby making such aircraft less attractive investments at this time and thereby depressing the current market for Aircraft 123; and (iii) the likelihood of aircraft operators switching to more efficient aircraft, thereby depressing the market for Aircraft 123.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Condensed Consolidated Financial Statements
June 30, 2008
(unaudited)

(5)	Leased Equipment at Cost - continued

Based on the General Partner’s review, the residual value of Aircraft 123 exceeded the expected undiscounted future cash flows of Aircraft 123 and, as a result, the Partnership recognized an impairment charge representing the difference between the aircraft residual value and the fair market value of Aircraft 123.  The fair market value of Aircraft 123 was determined using a market approach, a recent appraisal for Aircraft 123 and recent sales of similar aircraft, as well as other factors, including those discussed above.  As a result, the Partnership recognized an impairment loss on Aircraft 123 of $3,888,367.

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

ICON SPK 2023-A, LLC (“ICON SPK”) was a joint venture between the Partnership and Fund Nine, which had ownership interests of 74.87% and 25.13%, respectively.  During the second quarter of 2007, ICON SPK sold all of its remaining equipment to a third party for total sales proceeds of approximately $348,000.  ICON SPK recognized a gain on the sale of approximately $264,000.

Aggregate annual minimum future rentals receivable from each of the Partnership’s non-cancelable operating leases consisted of the following at June 30, 2008:

Years Ending
December 31,
For July 1 to December 31, 2008	$3,270,000
2009	$6,540,000
2010	$6,090,000
2011	$4,455,000

(6)	Investments in Joint Ventures

ICON Aircraft 46835, LLC

ICON Aircraft 46835, LLC (“Aircraft 46835”) was a joint venture between the Partnership and Fund Nine, which had ownership interests of 15% and 85%, respectively.  Aircraft 46835 was formed for the purpose of acquiring an investment in a McDonnell Douglas DC-10-30F aircraft (the “Aircraft”) on lease with FedEx.  On March 30, 2007, Aircraft 46835 sold the Aircraft to FedEx for $4,260,000 and recognized a loss on the sale of the Aircraft of approximately $640,000.  The final lease payment was paid to the lender, satisfying all remaining debt obligations.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Condensed Consolidated Financial Statements
June 30, 2008
(unaudited)

(6)	Investments in Joint Ventures - continued

ICON Aircraft 126, LLC

ICON Aircraft 126, LLC (“ICON 126”) is a joint venture between the Partnership and Fund Nine, which was formed for the purpose of acquiring all of the outstanding shares of Delta Aircraft Leasing Limited, a Cayman Islands registered company that owns, through an owner trust, an Airbus A340-313X aircraft (“Aircraft 126”) that is on lease to Cathay. The lease is scheduled to expire on July 1, 2011.  The Partnership and Fund Nine each have interests of 50% in ICON 126.

On January 30, 2007, ICON 126 paid approximately $143,000 in maintenance costs from the remaining balance in its maintenance account on behalf of ICON 123.  ICON 123 will reimburse ICON 126 for the maintenance shortfall when the aircraft owned by ICON 123 is sold.

In light of unprecedented high fuel prices and the related impact on the airline industry, on June 30, 2008, the General Partner reviewed the Partnership’s investment in Aircraft 126 in ICON 126.  In accordance with the provisions of SFAS No. 144 and based upon recent changes in the airline industry, the General Partner determined the aircraft owned by ICON 126 was impaired.

The following factors, among others, indicated that the full residual value of Aircraft 126 might not be recoverable: (i) indications that lenders are willing to finance less of the acquisition cost of four-engine aircraft, which is increasing with each dollar rise of the price of fuel, thereby undermining the residual value expectations of such aircraft; (ii) the rising cost of fuel is increasing the operating costs of four-engine aircraft and similar capacity twin-engine aircraft, thereby making such aircraft less attractive investments at this time and thereby depressing the current market for Aircraft 126; and (iii) the likelihood of aircraft operators switching to more efficient aircraft, thereby depressing the market for Aircraft 126.

Based on the General Partner’s review, the residual value of Aircraft 126 exceeded the expected undiscounted future cash flows of Aircraft 126 and, as a result, ICON 126 recognized an impairment charge representing the difference between the aircraft residual value and the fair market value of Aircraft 126.  The fair market value of Aircraft 126 was determined using a market approach, a recent appraisal for Aircraft 126 and recent sales of similar aircraft, as well as other factors, including those discussed above.  As a result, ICON 126 recognized an impairment loss on Aircraft 126 of approximately $3,900,000, of which the Partnership’s share was approximately $1,950,000.

Information as to the results of operations of ICON 126 for the three and six months ended June 30, 2008 and 2007, respectively, are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	(unaudited)		(unaudited)
	2008	2007	2008	2007
Net loss	$(4,018,329)	$(154,520)	$(4,101,701)	$(338,828)
Partnership's share of net loss	$(2,009,165)	$(77,260)	$(2,050,851)	$(169,414)

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Condensed Consolidated Financial Statements
June 30, 2008
(unaudited)

(7)	Non-Recourse Long-Term Debt

The Partnership’s non-recourse debt is paid directly to the lender by the lessee and accrues interest at 6.1095% per year. The outstanding balance of the non-recourse debt at June 30, 2008 and December 31, 2007 was $44,273,223 and $46,142,220, respectively.

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

 The Partnership, along with Fund Nine, ICON Income Fund Ten, LLC (“Fund Ten”), ICON Leasing Fund Eleven, LLC (“Fund Eleven”), and ICON Leasing Fund Twelve, LLC (“Fund Twelve”) (entities sponsored and organized by the General Partner) (collectively, the “Borrowers”) are parties to a Commercial Loan Agreement (the “Loan Agreement”) with California Bank & Trust (the “Lender”). The Loan Agreement originally provided for a revolving line of credit of up to $17,000,000 pursuant to a senior secured revolving loan facility (the “Facility”), which is secured by all assets of the Borrowers not subject to a first priority lien, as defined in the Loan Agreement. Each of the Borrowers is jointly and severally liable for all amounts borrowed under the Facility. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain lease agreements in which the Borrowers have a beneficial interest.

The Facility was originally set to expire on September 30, 2008 and established (i) the interest rate for advances under the Facility at the Lender’s prime rate and (ii) the interest rate on the five separate advances that are permitted to be made under the Facility at which United States dollar deposits can be acquired by the Lender at the London Interbank Eurocurrency Market Rate plus 2.5%. The interest rate at June 30, 2008 was 5%.

On May 1, 2008, the Borrowers entered into a Loan Modification Agreement. The agreement increased the revolving line of credit up to $30,000,000 and extended the expiration date to April 30, 2010. The Borrowers may request a one year extension to the revolving line of credit within 390 days of the expiration date, but the Lender has no obligation to extend. The quarterly unused commitment fee of 0.5% was reduced to 0.25% on unused commitments under the Facility.

The Borrowers were in compliance with the covenants under the Loan Agreement at June 30, 2008.

Aggregate borrowings by all Borrowers under the Facility amounted to $1,255,000 at June 30, 2008.  The Partnership had $1,255,000 in borrowings outstanding under the Facility as of such date.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Condensed Consolidated Financial Statements
June 30, 2008
(unaudited)

(9)	Transactions with Related Parties

Prior to May 1, 2006 and in accordance with the terms of the LP Agreement, the Partnership paid the General Partner (i) management fees ranging from 1% to 7%, based on a percentage of the rentals recognized either directly by the Partnership or through its joint ventures and (ii) acquisition fees, through the reinvestment period of 3%, based on the gross value of the Partnership’s acquisition transactions.  In addition, the General Partner was reimbursed for certain administrative expenses incurred in connection with the Partnership’s operations.

The General Partner performs certain services relating to the management of the Partnership’s equipment leasing and financing activities.  Such services include the collection of lease payments from the lessees of the equipment, re-leasing services in connection with equipment which is off-lease, inspections of the equipment, liaising with and general supervision of lessees to assure that the equipment is being properly operated and maintained, monitoring performance by the lessees of their obligations under the leases and the payment of operating expenses.

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

The General Partner also has a 1% interest in the Partnership’s profits, losses, cash distributions and liquidation proceeds.  The Partnership paid distributions to the General Partner of $10,285 for the six months ended June 30, 2008.  The General Partner’s interest in the Partnership’s net (loss) income for the three months ended June 30, 2008 and 2007 was $(58,759) and $2,848, respectively. The General Partner’s interest in the Partnership’s net (loss) income for the six months ended June 30, 2008 and 2007 was $(61,352) and $1,638, respectively.

In January 2007, ICON 123 repaid outstanding maintenance costs of approximately $1,546,000 with the balance in its reserve account of approximately $1,403,000, inclusive of accreted interest. The remaining balance of approximately $143,000 was borrowed from ICON 126 and will be reimbursed when the aircraft owned by ICON 123 is sold.  At June 30, 2008, ICON 126’s balance in its reserve account was approximately $96,000, inclusive of accreted interest.

(10)	Concentrations

At June 30, 2008, the Partnership had approximately 84.3% of its assets and approximately 95.6% of its liabilities concentrated in the airline industry. At December 31, 2007, the Partnership had approximately 81.8% of its assets and approximately 95.9% of its liabilities concentrated in the airline industry.

For the three and six months ended June 30, 2008, the Partnership had two lessees that accounted for 100% of total rental and finance income.  For the three and six months ended June 30, 2007, the Partnership had two lessees that accounted for 89.5% and 86.0%, respectively, of total rental and finance income.

Item 2.  General Partner’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our results of operations and current financial position. This discussion should be read together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report, Part II, Item 1A. Risk Factors, and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2007.

As used in this Quarterly Report on Form 10-Q, references to “we,” “us,” “our” or similar terms include ICON Income Fund Eight B L.P. and its consolidated subsidiaries.

Forward-Looking Statements

Certain statements within this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”).  These statements are being made pursuant to the PSLRA, with the intention of obtaining the benefits of the “safe harbor” provisions of the PSLRA, and, other than as required by law, we assume no obligation to update or supplement such statements.  Forward-looking statements are those that do not relate solely to historical fact.  They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events.  You can identify these statements by the use of words such as “may,” “will,” “could,” “anticipate,” “believe,” “estimate,” “expects,” “continue,” “further,” “plan,” “seek,” “intend,” “predict” or “project” and variations of these words or comparable words or phrases of similar meaning.  These forward-looking statements reflect our current beliefs and expectations with respect to future events and are based on assumptions and are subject to risks and uncertainties and other factors outside our control that may cause actual results to differ materially from those projected. We undertake no obligation to update publicly or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Overview

We operate as an equipment leasing program in which the capital our partners invested was pooled together to make investments, pay fees and establish a small reserve. We primarily acquired equipment subject to lease, purchased equipment and leased it to third-party end users or financed equipment for third parties and, to a lesser degree, acquired ownership rights to leased equipment at lease expiration. Some of our equipment leases were acquired for cash and provide current cash flow, which we refer to as “income” leases. For our other equipment leases, we financed the majority of the purchase price through borrowings from third parties. We refer to these leases as “growth” leases. These growth leases generated little or no current cash flow because substantially all of the rental payments received from the lessee was used to service the indebtedness associated with acquiring or financing the lease. For these leases, we anticipated that the future value of the leased equipment will exceed the cash portion of the purchase price.

We began our liquidation period on June 17, 2007. During our liquidation period, we are selling and will continue to sell our assets in the ordinary course of business.  As we sell our assets, both rental income and finance income will decrease over time as will expenses related to our assets such as depreciation and amortization expense. Additionally, interest expense should decrease as we reach the expiration of leases that were financed and the debt is repaid to the lender.  As leased equipment is sold, we will experience both gains and losses on these sales. We will continue to liquidate our assets during this period and we expect to see a reduction in revenue and expenses accordingly.

At June 30, 2008, our portfolio, which we hold either directly or through joint venture investments with affiliates, consisted primarily of the following equipment subject to lease:

Air Transportation Equipment

•
We own an Airbus A340-313X aircraft and have a 50% interest in a second Airbus A340-313X aircraft, both on lease to Cathay Pacific Airways Limited (“Cathay”).  The leases are scheduled to expire on October 1, 2011 and July 1, 2011, respectively.

Telecommunications Equipment

•	We own telecommunications equipment on lease to Global Crossing Telecommunications, Inc. (“Global Crossing”). The lease is scheduled to expire on March 31, 2011.

Energy Equipment

•	We have a 5.93% interest in the rights to the profits, losses and cash flows from an entity that owns a 50.0% interest in a mobile offshore drilling rig subject to a lease with Rowan Companies, Inc.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Accounting for Fair Value Measurement” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. SFAS No. 157 also expands financial statement disclosures about fair value measurements.  On February 12, 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 157-2 (“FSP 157-2”), which delayed the effective date of SFAS No. 157 for one year, for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). On February 14, 2008, the FASB issued FSP No. 157-1, which amended SFAS No. 157 to exclude SFAS No. 13, “Accounting for Leases” and other accounting pronouncements that address fair value measurements of leases from the provisions of SFAS No. 157.  SFAS No. 157 and FSP 157-2 are effective for our financial statements beginning January 1, 2008.  Our General Partner assessed the impact of SFAS No. 157 and concluded that there is no impact to the financial statements or the notes to the financial statements.

  In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an Amendment of SFAS No. 115” (“SFAS No. 159”), which permits but does not require us to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  We did not elect to fair value any of our financial instruments under the provisions of SFAS No. 159.

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

Results of Operations for the Three Months Ended June 30, 2008 (the “2008 Quarter”) and 2007 (the “2007 Quarter”)

Revenue for the 2008 Quarter and 2007 Quarter are summarized as follows:

	Three Months Ended June 30,
	2008	2007	Change
Rental income	$1,594,091	$1,812,232	$(218,141)
Finance income	205,342	260,783	(55,441)
Loss from investments in joint ventures	(2,009,165)	(78,492)	(1,930,673)
Net gain on sales of equipment	-	318,060	(318,060)
Interest and other income	23	51,738	(51,715)

Total revenue	$(209,709)	$2,364,321	$(2,574,030)

Total revenue for the 2008 Quarter decreased $2,574,030, or 108.9%, as compared to the 2007 Quarter.  The increase in loss from investments in joint ventures was primarily related to a higher net loss reported by ICON Aircraft 126, LLC (“ICON 126”), a non-consolidated subsidiary in which we have a 50% ownership interest.  ICON 126 recognized an impairment loss of approximately $3,900,000 in the 2008 Quarter.  There was no impairment loss recognized in the 2007 Quarter.  The net gain on sales of equipment during the 2007 Quarter was primarily due to the sale of the assets of two majority-owned subsidiaries – ICON SPK 2023-A, LLC (“ICON SPK”) and ICON Cheyenne, LLC (“ICON Cheyenne”).  The decrease in rental income was mainly due to the sale of aircraft engine modules previously on lease to American Airlines, Inc. (formerly TWA Airlines LLC) in August 2007, which accounted for approximately $182,000 of the change in rental income.

Expenses for the 2008 Quarter and the 2007 Quarter are summarized as follows:

	Three Months Ended June 30,
	2008	2007	Change
Depreciation and amortization	$964,068	$1,034,406	$(70,338)
Impairment loss	3,888,367	-	3,888,367
Interest	719,349	868,107	(148,758)
General and administrative	94,427	99,977	(5,550)

Total expenses	$5,666,211	$2,002,490	$3,663,721

Total expenses for the 2008 Quarter increased $3,663,721, or 183.0%, from the 2007 Quarter.  The increase in impairment loss was due to the impairment charge recognized on the aircraft held by ICON Aircraft 123, LLC (“ICON 123”), a wholly-owned subsidiary, in the 2008 Quarter.  There was no impairment loss recognized in the 2007 Quarter.  The decrease in interest expense was largely attributable to a reduction in the balance of debt outstanding.  Depreciation and amortization expense decreased primarily due to the sale of aircraft engine modules previously on lease to American Airlines, Inc. (formerly TWA Airlines LLC) in August 2007, which accounted for approximately $51,000 in depreciation expense for the 2007 Quarter.

Minority Interest

Minority interest expense for the 2008 Quarter decreased $76,997, or 100%, as compared to the 2007 Quarter. The decrease was due to the sale of the assets owned by ICON SPK and ICON Cheyenne during the 2007 Quarter.

Net (Loss) Income

As a result of the foregoing factors, the net (loss) income for the 2008 Quarter and 2007 Quarter was $(5,875,920) and $284,834, respectively.  The net (loss) income per weighted average number of limited partnership units outstanding for the 2008 Quarter and 2007 Quarter was $(7.86) and $0.38, respectively.

Results of Operations for the Six Months Ended June 30, 2008 (the “2008 Period”) and 2007 (the “2007 Period”)

Revenue for the 2008 Period and the 2007 Period are summarized as follows:

	Six Months Ended June 30,
	2008	2007	Change
Rental income	$3,188,182	$5,332,017	$(2,143,835)
Finance income	425,198	260,783	164,415
Loss from investments in joint ventures	(2,050,851)	(158,099)	(1,892,752)
Net loss on sales of equipment	-	(621,012)	621,012
Interest and other income	343	66,730	(66,387)

Total revenue	$1,562,872	$4,880,419	$(3,317,547)

Total revenue for the 2008 Period decreased $3,317,547, or 68.0%, as compared to the 2007 Period.  The decrease in rental income was predominantly due to (i) the sale of a McDonnell Douglas DC-10-30F aircraft and two spare engines (the “Aircraft and Engines”), in which we had a 90% ownership interest, on March 30, 2007 and (ii) the sale of aircraft engine modules previously on lease to American Airlines, Inc. (formerly TWA Airlines LLC) in August 2007.  These leases accounted for approximately $1,987,000 of the decrease in rental income.  The increase in loss from investments in joint ventures was primarily related to a higher net loss reported by ICON 126, a non-consolidated subsidiary in which we have a 50% ownership interest.  ICON 126 recognized an impairment loss of approximately $3,900,000 in the 2008 Period; no impairment charge was reported in the 2007 Period.  The net loss on sales of equipment during the 2007 Period was due to a loss on sale of the Aircraft and Engines of approximately $1,025,000, which was partly offset by gains recognized on (i) the sale of equipment previously on lease with K-Mart Corporation of approximately $111,000, and (ii) the sale of the assets owned by ICON SPK and ICON Cheyenne.

Expenses for the 2008 Period and the 2007 Period are summarized as follows:

	Six Months Ended June 30,
	2008	2007	Change
Depreciation and amortization	$1,931,952	$2,621,240	$(689,288)
Impairment loss	3,888,367	-	3,888,367
Interest	1,439,352	1,727,972	(288,620)
General and administrative	438,405	267,226	171,179

Total expenses	$7,698,076	$4,616,438	$3,081,638

Total expenses for the 2008 Period increased $3,081,638, or 66.8%, from the 2007 Period.  The increase in impairment loss was due to the impairment charge recognized on the aircraft held by ICON 123, a wholly-owned subsidiary, in the 2008 Period.  Depreciation and amortization expense decreased mainly due to (i) the sale of the Aircraft and Engines on March 30, 2007 and (ii) the sale of aircraft engine modules previously on lease to American Airlines, Inc. (formerly TWA Airlines LLC) in August 2007.  These leases accounted for approximately $642,000 in depreciation expense for the 2007 Period.  The decrease in interest expense was largely attributable to a reduction in the balance of debt outstanding.

Minority Interest

Minority interest expense for the 2008 Period decreased $100,178, or 100%, as compared to the 2007 Period. The decrease was due to the sale of the assets owned by the majority-owned subsidiaries during the 2007 Period.

Net (Loss) Income

As a result of the foregoing factors, net (loss) income for the 2008 Period and 2007 Period was $(6,135,204) and $163,803, respectively.  The net (loss) income per weighted average number of limited partnership units outstanding for the 2008 Period and 2007 Period was $(8.20) and $0.22, respectively.

Financial Condition

This section discusses the major balance sheet variances at June 30, 2008 compared to December 31, 2007.

Total Assets

Total assets decreased $8,901,354 from $65,113,221 at December 31, 2007 to $56,211,867 at June 30, 2008. The decrease was predominantly due to impairment losses recognized by ICON 123, a wholly-owned subsidiary, and ICON 126, a non-consolidated subsidiary in which we have a 50% ownership interest, during the 2008 Period.  These charges represented $5,850,000 of the decrease in total assets.  In addition, the depreciation of our leased equipment and the collection of rents receivable for our finance lease with Global Crossing contributed $3,165,359 to the decrease in total assets during the 2008 Period.

Current Assets

Current assets decreased $89,479 from $2,201,054 at December 31, 2007 to $2,111,575 at June 30, 2008.  The decrease reflected the decline in our cash position resulting from a reduction in cash inflows during the 2008 Period.  This was partially offset by an increase in our current portion of the finance lease with Global Crossing.

Total Liabilities

Total liabilities decreased $1,734,259 from $48,066,249 at December 31, 2007 to $46,331,990 at June 30, 2008.  The decrease was mainly due to the repayment of a portion of the outstanding balance on the non-recourse debt obligation related to the aircraft on lease to Cathay.

Current Liabilities

Current liabilities increased $252,671 from $5,719,946 at December 31, 2007 to $5,972,617 at June 30, 2008.  The increase was primarily due to a change in the deferred rental income related to the aircraft on lease to Cathay.

Total Partners’ Equity

Total partners’ equity decreased $7,167,095 from $17,046,972 at December 31, 2007 to $9,879,877 at June 30, 2008.  During our liquidation period, we are distributing substantially all distributable cash from operations and equipment sales to our limited partners.  We also recorded a substantial net loss during the 2008 Period.

Liquidity and Capital Resources

Sources and Uses of Cash

At June 30, 2008 and December 31, 2007, we had cash and cash equivalents of $196,271 and $414,156, respectively.  During our liquidation period, our main source of cash is expected to be from operating and investing activities from the sale or disposal of our assets.  Our main use of cash during the liquidation period is expected to be from financing activities, in the form of cash distributions to our partners.

Operating Activities

Sources of Cash

Sources of cash from operating activities increased $140,483 from $688,523 in the 2007 Period to $829,006 in the 2008 Period.  The increase was primarily due to the collection of our finance lease with Global Crossing¸ which was partially offset by a reduction in overall lease activity since we are in the liquidation period.

Investing Activities

Sources of Cash

Sources of cash from investing activities decreased from $6,810,230 in the 2007 Period to $0 in the 2008 Period.  The decrease was due to the absence of any sale of equipment during the 2008 Quarter.  During the 2007 Quarter, our sources of cash resulted from the sales of equipment and distributions from joints ventures resulting from the sales of equipment.

Uses of Cash

Uses of cash from investing activities decreased $7,739,746 from $7,754,746 in the 2007 Period to $15,000 in the 2008 Period.  The decrease was due to the absence of any purchase of additional equipment.

Financing Activities

Sources of Cash

Source of cash from financing activities decreased from $3,630,000 in the 2007 Period to $0 in the 2008 Period.  The decrease reflected that there were no borrowings during the 2008 Period.

Uses of Cash

Uses of cash from financing activities decreased $2,557,981 from $3,589,872 in the 2007 Period to $1,031,891 in the 2008 Period.  The decrease was primarily due to a reduction in the distributions paid to our partners in the 2008 Period.  During the 2008 Period and 2007 Period, we paid distributions to our partners of $1,028,418, and $2,996,084, respectively.  In addition, there were no distributions to minority interest holders in the 2008 Period as the assets owned by the majority-owned subsidiaries were sold during the 2007 Period.

Financings and Borrowings

Non-Recourse Long-Term Debt

At June 30, 2008 and December 31, 2007, we had non-recourse debt obligations that were being paid directly to the lender by the lessee and were accruing interest at 6.1095% per year.  At June 30, 2008 and December 31, 2007, our outstanding non-recourse debt obligations were $44,273,223 and $46,142,220.

Revolving Line of Credit, Recourse

We, along with ICON Income Fund Nine, LLC (“Fund Nine”), ICON Income Fund Ten, LLC (“Fund Ten”), ICON Leasing Fund Eleven, LLC (“Fund Eleven”), and ICON Leasing Fund Twelve, LLC (“Fund Twelve”) (entities sponsored and organized by our General Partner) (collectively, the “Borrowers”) are parties to a Commercial Loan Agreement (the “Loan Agreement”) with California Bank & Trust (the “Lender”). The Loan Agreement originally provided for a revolving line of credit of up to $17,000,000 pursuant to a senior secured revolving loan facility (the “Facility”), which is secured by all assets of the Borrowers not subject to a first priority lien, as defined in the Loan Agreement. Each of the Borrowers is jointly and severally liable for all amounts borrowed under the Facility. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain lease agreements in which the Borrowers have a beneficial interest.

The Facility was originally set to expire on September 30, 2008 and established (i) the interest rate for advances under the Facility at the Lender’s prime rate and (ii) the interest rate on the five separate advances that are permitted to be made under the Facility at which United States dollar deposits can be acquired by the Lender at the London Interbank Eurocurrency Market Rate plus 2.5%. The interest rate at June 30, 2008 was 5%.

On May 1, 2008, the Borrowers entered into a Loan Modification Agreement. The agreement increased the revolving line of credit up to $30,000,000 and extended the expiration date to April 30, 2010. The Borrowers may request a one year extension to the revolving line of credit within 390 days of the expiration date, but the Lender has no obligation to extend. The quarterly unused commitment fee of 0.5% was reduced to 0.25% on unused commitments under the Facility.

The Borrowers were in compliance with the covenants under the Loan Agreement at June 30, 2008.

Aggregate borrowings by all Borrowers under the Facility amounted to $1,255,000 at June 30, 2008.  We had $1,255,000 in borrowings outstanding under the Facility as of such date.

Distributions

We paid monthly distributions to each of our partners beginning the first month after each such partner was admitted through the termination of our reinvestment period, which was on June 17, 2007.  During the liquidation period, we plan to make distributions pursuant to the terms of our amended and restated agreement of limited partnership (the “LP Agreement”). We expect that distributions made during the liquidation period will vary, depending on the timing of the sale of our assets, our receipt of rental income, and income from our investments.  We paid distributions to our limited partners and our General Partner in the 2008 Period of $1,018,133 and $10,285, respectively.

Contractual Obligations and Commitments and Off Balance Sheet Transactions

At June 30, 2008, we had both non-recourse and recourse debt obligations.  The lenders have security interests in the equipment relating to each non-recourse long-term debt instrument and, in some cases, an assignment of the rental payments under the leases associated with the equipment. In that case, the lender is being paid directly by the lessee.  If the lessee were to default on the non-recourse long-term debt, the equipment would be returned to the lender in extinguishment of the non-recourse long-term debt. At June 30, 2008, our outstanding non-recourse long-term debt obligations were $44,273,223.  We are a party to the Facility, as discussed in the financing and borrowings section above.  We had $1,255,000 of borrowings outstanding under this Facility at June 30, 2008.

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

Item 4T. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the period ended June 30, 2008, as well as the financial statements for our General Partner, our General Partner carried out an evaluation, under the supervision and with the participation of the management of our General Partner, including its Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our General Partner’s disclosure controls and procedures as of the end of the period covered by this Report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that our General Partner’s disclosure controls and procedures were effective.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of conducting our business, there may be certain claims, suits and complaints filed against us.  In the opinion of management, the outcome of such matters, if any, will not have a material impact on our consolidated financial position or results of operations.  No material legal proceedings are currently pending or threatened, to our knowledge, against us or against any of our assets.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were 150 limited partnership units redeemed during the 2008 Period.  The redemption amounts are calculated according to a specified redemption formula in accordance with the LP Agreement.  Redeemed units have no voting rights and do not share in distributions.  The LP Agreement limits the number of limited partnership units which can be redeemed in any one year and redeemed limited partnership units may not be reissued.  The following table details our limited partnership redemptions:

Total Number of
	Limited Partnership	Price Paid Per Limited
	Units Redeemed	Partnership Units
January 1, 2008 through January 31, 2008	-	$-
February 1, 2008 through February 29, 2008	-	$-
March 1, 2008 through March 31, 2008	150	$23.15
April 1, 2008 through April 30, 2008	-	$-
May 1, 2008 through May 31, 2008	-	$-
June 1, 2008 through June 30, 2008	-	$-

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the 2008 Quarter.

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
General Partner of the Registrant

August 1, 2008

/s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

August 1, 2008

/s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

August 1, 2008

/s/ Anthony J. Branca
Anthony J. Branca
Chief Financial Officer (Principal Accounting and Financial Officer)

26