Form 10-Q
period 2008-09-30
ICON INCOME FUND EIGHT B LP
filed 2008-10-31
CIK 1121716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

quarterly period ended	September 30, 2008

or

[  ]         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

transition period from	to

Commission_File_Number_	333-37504

ICON Income Fund Eight B L.P.
(Exact name of registrant as specified in its charter)

Delaware	13-4101114
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

100 Fifth Avenue, 4th Floor, New York, New York	10011-1505
(Address of principal executive offices)	(Zip code)

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

Number of outstanding limited liability company shares of the registrant on October 31, 2008 is 740,380.

PART I – FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Condensed Consolidated Balance Sheets

Assets
	September 30,
	2008	December 31,
	(unaudited)	2007
Current assets
Cash and cash equivalents	$160,494	$414,156
Current portion of net investment in finance lease	1,944,837	1,764,768
Other current assets	28,653	22,130

Total current assets	2,133,984	2,201,054

Non-current assets
Net investment in finance lease, less current portion	3,438,635	4,920,691
Leased equipment at cost (less accumulated depreciation
of $28,966,869 and $26,103,232, respectively)	46,449,851	53,201,855
Investment in joint venture	1,333,656	3,413,505
Other non-current assets, net	1,366,019	1,376,116

Total non-current assets	52,588,161	62,912,167

Total Assets	$54,722,145	$65,113,221

Liabilities and Partners' Equity

Current liabilities
Current portion of non-recourse long-term debt	$3,974,906	$3,795,917
Revolving line of credit, recourse	1,255,000	1,255,000
Deferred revenue	409,091	286,364
Due to affiliate	143,070	143,070
Accrued expenses and other current liabilities	393,246	239,595

Total current liabilities	6,175,313	5,719,946

Non-current liabilities
Non-recourse long-term debt, net of current portion	39,349,455	42,346,303

Total Liabilities	45,524,768	48,066,249

Commitments and contingencies

Partners' Equity
General Partner	(557,085)	(478,624)
Limited Partners	9,754,462	17,525,596

Total Partners' Equity	9,197,377	17,046,972

Total Liabilities and Partners' Equity	$54,722,145	$65,113,221

See accompanying notes to condensed consolidated financial statements

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue:
Rental income	$1,594,091	$1,654,645	$4,782,273	$6,986,662
Finance income	190,311	247,408	615,509	508,191
Loss from investments in joint ventures	(51,498)	(64,959)	(2,102,349)	(223,058)
Net gain on sales of equipment	-	1,052,787	-	431,775
Interest and other income	37	687	380	67,417

Total revenue	1,732,941	2,890,568	3,295,813	7,770,987

Expenses:
Depreciation and amortization	964,777	999,505	2,896,729	3,620,745
Impairment loss	-	-	3,888,367	-
Interest	702,058	849,362	2,141,410	2,577,334
General and administrative	234,450	74,085	672,855	341,311

Total expenses	1,901,285	1,922,952	9,599,361	6,539,390

(Loss) income before minority interest	(168,344)	967,616	(6,303,548)	1,231,597

Minority interest	-	-	-	(100,178)

Net (loss) income	$(168,344)	$967,616	$(6,303,548)	$1,131,419

Net (loss) income allocable to:
Limited Partners	$(166,661)	$957,940	$(6,240,513)	$1,120,105
General Partner	(1,683)	9,676	(63,035)	11,314

	$(168,344)	$967,616	$(6,303,548)	$1,131,419

Weighted average number of limited
partnership units outstanding	740,380	740,530	740,421	741,138

Net (loss) income per weighted average
limited partnership units outstanding	$(0.23)	$1.29	$(8.43)	$1.51

See accompanying notes to condensed consolidated financial statements

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Condensed Consolidated Statements of Changes in Partners' Equity

	Limited
	Partnership			Total
	Units	Limited	General	Partners'
	Outstanding	Partners	Partner	Equity
Balance, December 31, 2007	740,530	$17,525,596	$(478,624)	$17,046,972

Limited partnership units redeemed	(150)	(3,473)	-	(3,473)
Cash distributions to partners	-	(509,118)	(5,143)	(514,261)
Net loss	-	(256,691)	(2,593)	(259,284)

Period ended March 31, 2008 (unaudited)	740,380	$16,756,314	$(486,360)	$16,269,954

Cash distributions to partners	-	(509,015)	(5,142)	(514,157)
Net loss	-	(5,817,161)	(58,759)	(5,875,920)

Period ended June 30, 2008 (unaudited)	740,380	$10,430,138	$(550,261)	$9,879,877

Cash distributions to partners	-	(509,015)	(5,141)	(514,156)
Net loss	-	(166,661)	(1,683)	(168,344)

Period ended September 30, 2008 (unaudited)	740,380	$9,754,462	$(557,085)	$9,197,377

See accompanying notes to condensed consolidated financial statements

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net (loss) income	$(6,303,548)	$1,131,419
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Rental income paid directly to lenders by lessees	(4,905,000)	(6,483,206)
Finance income	(615,509)	(508,191)
Net gain on sales of equipment	-	(431,775)
Loss from investments in joint ventures	2,102,349	223,058
Depreciation and amortization	2,896,729	3,620,745
Impairment loss	3,888,367	-
Interest expense on non-recourse financing paid directly to lenders by lessees	2,087,141	2,265,881
Interest expense from amortization of debt financing costs	9,495	-
Minority interest	-	100,178
Changes in operating assets and liabilities:
Collection of finance lease	1,884,403	1,324,242
Accounts receivable	-	287,043
Due to affiliate	-	143,070
Other assets	(5,920)	(79,718)
Deferred revenue	122,727	109,121
Accrued expenses and other current liabilities	153,651	(424,753)
Distributions to/from joint ventures and minority interest	-	(99,800)

Net cash provided by operating activities	1,314,885	1,177,314

Cash flows from investing activities:
Distributions received from joint ventures	-	633,828
Proceeds from sales of equipment	-	11,783,785
Purchase of leased equipment	-	(7,754,746)
Cash investment in joint venture	(22,500)	-

Net cash (used in) provided by investing activities	(22,500)	4,662,867

Cash flows from financing activities:
Cash distributions to partners	(1,542,574)	(3,837,598)
Proceeds from revolving line of credit	-	3,630,000
Repayment of revolving line of credit	-	(5,500,000)
Distributions paid to minority interest holders	-	(568,490)
Redemption of limited partnership units	(3,473)	(25,298)

Net cash used in financing activities	(1,546,047)	(6,301,386)

Net decrease in cash and cash equivalents	(253,662)	(461,205)
Cash and cash equivalents, beginning of the period	414,156	888,290

Cash and cash equivalents, end of the period	$160,494	$427,085

See accompanying notes to condensed consolidated financial statements

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2008	2007
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$54,566	$311,453

Supplemental disclosure of non-cash investing and financing activities:
Principal and interest paid on non-recourse long-term debt directly to lenders by lessees	$4,905,000	$7,775,323
Transfer of leased equipment to direct finance lease	$-	$7,743,990
Payment of maintenance costs	$-	$1,546,000

See accompanying notes to condensed consolidated financial statements

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Condensed Consolidated Financial Statements
September 30, 2008
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

The Partnership was formed on February 7, 2000 as a Delaware limited partnership.  The Partnership is engaged in one business segment, the business of purchasing equipment and leasing it to third-party end users, providing equipment and other financing, and to a lesser degree, acquiring ownership rights to items of leased equipment at lease expiration.  The Partnership will continue until December 31, 2017, unless terminated sooner.  The Partnership is currently in its liquidation period, which commenced on June 17, 2007.

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
September 30, 2008
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
September 30, 2008
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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Accounting for Fair Value Measurement” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. SFAS No. 157 also expands financial statement disclosures about fair value measurements.  On February 12, 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 157-2 (“FSP 157-2”), which delayed the effective date of SFAS No. 157 for one year for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). On February 14, 2008, the FASB issued FSP No. 157-1, which amended SFAS No. 157 to exclude SFAS No. 13, “Accounting for Leases” and other accounting pronouncements that address fair value measurements of leases from the provisions of SFAS No. 157.  SFAS No. 157 and FSP 157-2 are effective for the Partnership’s financial statements beginning January 1, 2008.  The General Partner assessed the impact of SFAS No. 157 and concluded that there is no impact to the condensed consolidated financial statements or the notes to the condensed consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the retained interest and gain or loss when a subsidiary is deconsolidated. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited. The General Partner is currently evaluating the impact of SFAS No. 160 on the Partnership’s condensed consolidated financial statements.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Condensed Consolidated Financial Statements
September 30, 2008
(unaudited)

(4)	Net Investment in Finance Lease

Net investment in finance lease consisted of the following at September 30, 2008 and December 31, 2007:

	September 30,
	2008	December 31,
	(unaudited)	2007

Minimum rents receivable	$6,281,344	$8,165,747
Estimated residual value	1	1
Initial direct costs, net	51,020	84,113
Unearned income	(948,893)	(1,564,402)

Net investment in finance lease	5,383,472	6,685,459

Less: Current portion of net investment in finance lease	1,944,837	1,764,768

Net investment in finance lease, less current portion	$3,438,635	$4,920,691

Non-cancelable minimum annual amounts due on investment in finance lease over the next five years were as follows at September 30, 2008:

Years Ending
December 31,
For October 1 to December 31, 2008	$628,134
2009	2,512,538
2010	2,512,538
2011	628,134
$6,281,344

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

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Condensed Consolidated Financial Statements
September 30, 2008
(unaudited)

(5)	Leased Equipment at Cost

Investments in leased equipment at cost consisted of the following at September 30, 2008 and December 31, 2007:

	September 30,
	2008	December 31,
	(unaudited)	2007
Aircraft and aircraft related equipment	$79,305,087	$79,305,087
Less: Accumulated depreciation	(28,966,869)	(26,103,232)
Less: Accumulated impairment	(3,888,367)	-
	$46,449,851	$53,201,855

Depreciation expense for the three months ended September 30, 2008 and 2007 was $954,545 and $975,891, respectively.  Depreciation expense for the nine months ended September 30, 2008 and 2007 was $2,863,636 and $3,558,271, respectively.

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

On August 8, 2007, the Partnership sold all of its rights in five Pratt and Whitney 2037 aircraft engine modules on lease to American Airlines, Inc. (formerly TWA Airlines, LLC) to an unaffiliated third party for a gross sales price of $6,050,000.  In connection with the sale, the Partnership incurred legal fees and sales commissions of approximately $331,000; relinquished previously collected security deposits and prepaid rent related to the engine modules of approximately $172,000; and recorded net proceeds of approximately $5,547,000 and a gain on sale of approximately $1,042,000.

In light of unprecedented high fuel prices and the related impact on the airline industry, on June 30, 2008, the General Partner reviewed the Partnership’s investment in an Airbus A340-313X, a four- engine aircraft (“Aircraft 123”), in ICON Aircraft 123, LLC (“ICON 123”), a wholly-owned subsidiary.  In accordance with the provisions of FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) and based upon recent changes in the airline industry, the General Partner determined that Aircraft 123 was impaired.

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
September 30, 2008
(unaudited)

(5)	Leased Equipment at Cost - continued

Based on the General Partner’s review, the residual value of Aircraft 123 exceeded the expected undiscounted future cash flows of Aircraft 123 and, as a result, the Partnership recognized an impairment charge representing the difference between the aircraft residual value and the fair market value of Aircraft 123.  The fair market value of Aircraft 123 was determined using a market approach, a recent appraisal for Aircraft 123 and recent sales of similar aircraft, as well as other factors, including those discussed above.  As a result, the Partnership recognized an impairment loss on Aircraft 123 of $3,888,367 in the second quarter of 2008.

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

Aggregate annual minimum future rentals receivable from each of the Partnership’s non-cancelable operating leases consisted of the following at September 30, 2008:

Years Ending
December 31,
For October 1 to December 31, 2008	$1,635,000
2009	$6,540,000
2010	$6,090,000
2011	$4,455,000

(6)	Investments in Joint Ventures

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
September 30, 2008
(unaudited)

(6)	Investments in Joint Ventures - continued

ICON Aircraft 126, LLC

ICON Aircraft 126, LLC (“ICON 126”) is a joint venture between the Partnership and Fund Nine, which was formed for the purpose of acquiring all of the outstanding shares of Delta Aircraft Leasing Limited, a Cayman Islands registered company that owns, through an owner trust, an Airbus A340-313X aircraft (“Aircraft 126”) that is on lease to Cathay Pacific Airways Limited. The lease is scheduled to expire on July 1, 2011.  The Partnership and Fund Nine each have a 50% interest in ICON 126.

On January 30, 2007, ICON 126 paid approximately $143,000 in maintenance costs from the remaining balance in its maintenance account on behalf of ICON 123.  ICON 123 will reimburse ICON 126 for the maintenance shortfall when the aircraft owned by ICON 123 is sold.

In light of unprecedented high fuel prices and the related impact on the airline industry, on June 30, 2008, the General Partner reviewed the Partnership’s investment in Aircraft 126.  In accordance with the provisions of SFAS No. 144 and based upon recent changes in the airline industry, the General Partner determined that Aircraft 126 was impaired.

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

Based on the General Partner’s review, the residual value of Aircraft 126 exceeded the expected undiscounted future cash flows of Aircraft 126 and, as a result, ICON 126 recognized an impairment charge representing the difference between the aircraft residual value and the fair market value of Aircraft 126.  The fair market value of Aircraft 126 was determined using a market approach, a recent appraisal for Aircraft 126 and recent sales of similar aircraft, as well as other factors, including those discussed above.  As a result, in the second quarter of 2008, ICON 126 recognized an impairment loss on Aircraft 126 of approximately $3,900,000, of which the Partnership’s share was approximately $1,950,000.

Information as to the results of operations of ICON 126 for the three and nine months ended September 30, 2008 and 2007, respectively, are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(unaudited)		(unaudited)
	2008	2007	2008	2007
Net loss	$(102,997)	$(118,922)	$(4,204,698)	$(457,750)
Partnership's share of net loss	$(51,498)	$(59,461)	$(2,102,349)	$(228,875)

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Condensed Consolidated Financial Statements
September 30, 2008
(unaudited)

(7)	Non-Recourse Long-Term Debt

The Partnership’s non-recourse long-term debt is paid directly to the lender by the lessee and accrues interest at 6.1095% per year. The outstanding balance of the non-recourse long-term debt at September 30, 2008 and December 31, 2007 was $43,324,361 and $46,142,220, respectively.

The Partnership had another non-recourse long-term debt obligation in connection with Aircraft 47820, which was also paid directly to the lender by the lessee. The debt accrued interest at 4.035% per year. The final lease payment of approximately $2,900,000 was paid to the lender of the non-recourse long-term debt upon the sale of the Aircraft and Engines on March 30, 2007 (see Note 5), satisfying all remaining debt obligations.

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

The Facility was originally set to expire on September 30, 2008 and established (i) the interest rate for advances under the Facility at the Lender’s prime rate and (ii) the interest rate on the five separate advances that are permitted to be made under the Facility at which United States dollar deposits can be acquired by the Lender at the London Interbank Eurocurrency Market Rate plus 2.5%. The interest rate at September 30, 2008 was 5%.

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

The Borrowers were in compliance with the covenants under the Loan Agreement at September 30, 2008.

Aggregate borrowings by all Borrowers under the Facility amounted to $1,255,000 at September 30, 2008, all of which was borrowed by the Partnership.  Subsequent to September 30, 2008, the Partnership repaid $70,000, which reduced the outstanding loan balance to $1,185,000.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Condensed Consolidated Financial Statements
September 30, 2008
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

The General Partner also has a 1% interest in the Partnership’s profits, losses, cash distributions and liquidation proceeds.  The Partnership paid distributions to the General Partner of $15,426 for the nine months ended September 30, 2008.  The General Partner’s interest in the Partnership’s net (loss) income for the three months ended September 30, 2008 and 2007 was $(1,683) and $9,676, respectively. The General Partner’s interest in the Partnership’s net (loss) income for the nine months ended September 30, 2008 and 2007 was $(63,035) and $11,314, respectively.

In January 2007, ICON 123 repaid outstanding maintenance costs of approximately $1,546,000 with the balance in its reserve account of approximately $1,403,000, inclusive of accreted interest. The remaining balance of approximately $143,000 was borrowed from ICON 126 and will be reimbursed when the aircraft owned by ICON 123 is sold.  At September 30, 2008, ICON 126’s balance in its reserve account was approximately $97,000, inclusive of accreted interest.

(10)	Concentrations

At September 30, 2008, the Partnership had approximately 84.9% of its assets and approximately 95.2% of its liabilities concentrated in the airline industry. At December 31, 2007, the Partnership had approximately 81.8% of its assets and approximately 95.9% of its liabilities concentrated in the airline industry.

For the three and nine months ended September 30, 2008, the Partnership had two lessees that accounted for 100% of total rental and finance income.  For the three and nine months ended September 30, 2007, the Partnership had one lessee that accounted for 83.8% of total rental income and one lessee that accounted for 63.8% of total finance income.

Item 2.  General Partner’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our results of operations and current financial position. This discussion should be read together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2007.  This discussion should also be read in conjunction with the disclosure below regarding “Forward-Looking Statements” and the “Risk Factors” set forth in Item 1A herein.

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

We began our liquidation period on June 17, 2007. During our liquidation period, we are selling and will continue to sell our assets in the ordinary course of business.  As we sell our assets, both rental income and finance income will decrease over time as will expenses related to our assets such as depreciation and amortization expense. Additionally, interest expense should decrease as we reach the expiration of leases that were financed and the debt is repaid to the lender.  As leased equipment is sold, we will experience gains or losses on these sales. We will continue to liquidate our assets during this period and we expect to see a reduction in revenue and expenses accordingly.

At September 30, 2008, our portfolio, which we hold either directly or through joint venture investments with affiliates, consisted primarily of the following equipment subject to lease:

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Accounting for Fair Value Measurement” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. SFAS No. 157 also expands financial statement disclosures about fair value measurements.  On February 12, 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 157-2 (“FSP 157-2”), which delayed the effective date of SFAS No. 157 for one year for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). On February 14, 2008, the FASB issued FSP No. 157-1, which amended SFAS No. 157 to exclude SFAS No. 13, “Accounting for Leases” and other accounting pronouncements that address fair value measurements of leases from the provisions of SFAS No. 157.  SFAS No. 157 and FSP 157-2 are effective for our financial statements beginning January 1, 2008.  Our General Partner assessed the impact of SFAS No. 157 and concluded that there is no impact to the condensed consolidated financial statements or the notes to the condensed consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the retained interest and gain or loss when a subsidiary is deconsolidated. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited.  Our General Partner is currently evaluating the impact of SFAS No. 160 on our condensed consolidated financial statements.

Results of Operations for the Three Months Ended September 30, 2008 (the “2008 Quarter”) and 2007 (the “2007 Quarter”)

Revenue for the 2008 Quarter and 2007 Quarter are summarized as follows:

	Three Months Ended September 30,
	2008	2007	Change
Rental income	$1,594,091	$1,654,645	$(60,554)
Finance income	190,311	247,408	(57,097)
Loss from investments in joint ventures	(51,498)	(64,959)	13,461
Net gain on sales of equipment	-	1,052,787	(1,052,787)
Interest and other income	37	687	(650)

Total revenue	$1,732,941	$2,890,568	$(1,157,627)

Total revenue for the 2008 Quarter decreased $1,157,627, or 40.0%, as compared to the 2007 Quarter.  The decrease in total revenue was largely attributable to the net gain on sales of equipment reported for the 2007 Quarter.  The sale of five Pratt and Whitney 2037 aircraft engine modules (the “Engine Modules”) previously on lease to American Airlines, Inc. (formerly TWA Airlines, LLC) on August 8, 2007 resulted in a net gain on sale of equipment of approximately $1,042,000.

Expenses for the 2008 Quarter and the 2007 Quarter are summarized as follows:

	Three Months Ended September 30,
	2008	2007	Change
Depreciation and amortization	$964,777	$999,505	$(34,728)
Interest	702,058	849,362	(147,304)
General and administrative	234,450	74,085	160,365

Total expenses	$1,901,285	$1,922,952	$(21,667)

Total expenses for the 2008 Quarter decreased $21,667, or 1.1%, from the 2007 Quarter.  General and administrative expenses increased predominantly due to professional fees incurred during the 2008 Quarter.  The decrease in interest expense was largely attributable to a reduction in the balance of non-recourse long-term debt outstanding.  Depreciation and amortization expense decreased primarily due to the sale of the Engine Modules on August 8, 2007, which accounted for approximately $21,000 of the decrease in depreciation expense.

Net (Loss) Income

As a result of the foregoing factors, net (loss) income for the 2008 Quarter and 2007 Quarter was $(168,344) and $967,616, respectively.  The net (loss) income per weighted average number of limited partnership units outstanding for the 2008 Quarter and 2007 Quarter was $(0.23) and $1.29, respectively.

Results of Operations for the Nine Months Ended September 30, 2008 (the “2008 Period”) and 2007 (the “2007 Period”)

Revenue for the 2008 Period and the 2007 Period are summarized as follows:

	Nine Months Ended September 30,
	2008	2007	Change
Rental income	$4,782,273	$6,986,662	$(2,204,389)
Finance income	615,509	508,191	107,318
Loss from investments in joint ventures	(2,102,349)	(223,058)	(1,879,291)
Net gain on sales of equipment	-	431,775	(431,775)
Interest and other income	380	67,417	(67,037)

Total revenue	$3,295,813	$7,770,987	$(4,475,174)

Total revenue for the 2008 Period decreased $4,475,174, or 57.6%, as compared to the 2007 Period.  The decrease in rental income was predominantly due to (i) the sale of a McDonnell Douglas DC-10-30F aircraft and two spare engines (the “Aircraft and Engines”), in which we had a 90% ownership interest, on March 30, 2007 and (ii) the sale of the Engine Modules on August 8, 2007.  These leases accounted for approximately $2,048,000 of the decrease in rental income.  The increase in loss from investments in joint ventures was primarily related to a higher net loss reported by ICON 126, LLC (“ICON 126”), a non-consolidated subsidiary in which we have a 50% ownership interest.  ICON 126 recognized an impairment loss of approximately $3,900,000 in the 2008 Period, of which our share was approximately $1,950,000; no impairment charge was reported in the 2007 Period.  The net gain on sales of equipment reported in the 2007 Period represented (i) the net gains recognized on the sales of the Engine Modules, the assets owned by ICON SPK 2023-A, LLC (“ICON SPK”) and ICON Cheyenne, LLC (“ICON Cheyenne”), and the equipment previously on lease to K-Mart Corporation (“K-Mart”), and (ii) the net loss recognized on the sale of the Aircraft and Engines.

Expenses for the 2008 Period and the 2007 Period are summarized as follows:

	Nine Months Ended September 30,
	2008	2007	Change
Depreciation and amortization	$2,896,729	$3,620,745	$(724,016)
Impairment loss	3,888,367	-	3,888,367
Interest	2,141,410	2,577,334	(435,924)
General and administrative	672,855	341,311	331,544

Total expenses	$9,599,361	$6,539,390	$3,059,971

Total expenses for the 2008 Period increased $3,059,971, or 46.8%, from the 2007 Period.  The increase in impairment loss was due to the impairment charge recognized on the aircraft held by ICON 123, LLC (“ICON 123”), a wholly-owned subsidiary, in June 2008.  Depreciation and amortization expense decreased mainly due to the sales of (i) the Aircraft and Engines on March 30, 2007 and (ii) the Engine Modules on August 8, 2007.  The decrease in interest expense was largely attributable to a reduction in the balance of non-recourse long-term debt outstanding.  General and administrative expense increased primarily due to professional fees incurred during the 2008 Period.

Minority Interest

Minority interest expense for the 2008 Period decreased $100,178, or 100%, as compared to the 2007 Period. The decrease was due to the sale of the assets owned by ICON SPK and ICON Cheyenne, majority-owned subsidiaries, during the 2007 Period.

Net (Loss) Income

As a result of the foregoing factors, net (loss) income for the 2008 Period and 2007 Period was $(6,303,548) and $1,131,419, respectively.  The net (loss) income per weighted average number of limited partnership units outstanding for the 2008 Period and 2007 Period was $(8.43) and $1.51, respectively.

Financial Condition

This section discusses the major balance sheet variances at September 30, 2008 compared to December 31, 2007.

Total Assets

Total assets decreased by $10,391,076 from $65,113,221 at December 31, 2007 to $54,722,145 at September 30, 2008.  The decrease was predominantly due to impairment losses recognized by ICON 123, a wholly-owned subsidiary, and ICON 126, a non-consolidated subsidiary in which we have a 50% ownership interest, during the 2008 Period.  These charges represented $5,838,367 of the decrease in total assets.  The depreciation of our leased equipment of $2,863,636 and distributions paid to our partners of $1,542,574 also contributed to the decrease in total assets.  This decrease was partly offset by the recognition of unearned income related to our finance lease with Global Crossing during the 2008 Period.

Current Assets

Current assets decreased by $67,070 from $2,201,054 at December 31, 2007 to $2,133,984 at September 30, 2008.  The decrease reflected the decline in our cash position resulting from a reduction in cash inflows during the 2008 Period.  This was partially offset by an increase in our current portion of the finance lease with Global Crossing.

Total Liabilities

Total liabilities decreased by $2,541,481 from $48,066,249 at December 31, 2007 to $45,524,768 at September 30, 2008.  The decrease was mainly due to the repayment of a portion of the outstanding balance on the non-recourse long-term debt obligation related to the aircraft on lease to Cathay.

Current Liabilities

Current liabilities increased by $455,367 from $5,719,946 at December 31, 2007 to $6,175,313 at September 30, 2008.  The increase was primarily due to accrued professional fees and the change in deferred revenue related to the aircraft on lease to Cathay.

Total Partners’ Equity

Total partners’ equity decreased by $7,849,595 from $17,046,972 at December 31, 2007 to $9,197,377 at September 30, 2008.  The decrease was largely attributable to the net loss reported during the 2008 Period.  In addition, during our liquidation period, we are distributing substantially all distributable cash from operations and equipment sales to our limited partners.

Liquidity and Capital Resources

Sources and Uses of Cash

At September 30, 2008 and December 31 2007, we had cash and cash equivalents of $160,494 and $414,156, respectively.  During our liquidation period, our main source of cash is expected to be from operating and investing activities from the sale or disposal of our assets.  Our main use of cash during the liquidation period is expected to be from financing activities, in the form of cash distributions to our partners.

Operating Activities

Sources of Cash

Sources of cash from operating activities increased $137,571 from $1,177,314 in the 2007 Period to $1,314,885 in the 2008 Period.  The increase was primarily due to the collection of our finance lease with Global Crossing¸ which was partially offset by a reduction in overall lease activity due to the asset sales discussed below and the fact that we are in our liquidation period.

Investing Activities

Sources of Cash

Sources of cash from investing activities decreased from $12,417,613 in the 2007 Period to $0 in the 2008 Period.  The decrease was due to the absence of any sale of equipment during the 2008 Period.  During the 2007 Period, our sources of cash resulted from the sales of (i) the Engine Modules, (ii) the assets owned by ICON SPK and ICON Cheyenne, (iii) the equipment previously on lease to K-Mart, (iv) the Aircraft and Engines, and (v) a McDonnell Douglas DC-10-30F aircraft in which we had a 15% ownership interest.

Uses of Cash

Uses of cash in investing activities decreased $7,732,246 from $7,754,746 in the 2007 Period to $22,500 in the 2008 Period.  During the 2007 Period, we purchased the telecommunications equipment currently on lease to Global Crossing.  We did not purchase any additional equipment during the 2008 Period as we are in our liquidation period.

Financing Activities

Sources of Cash

Sources of cash from financing activities decreased from $3,630,000 in the 2007 Period to $0 in the 2008 Period.  During the 2007 Period, we borrowed $3,630,000 from our revolving line of credit.  There were no borrowings during the 2008 Period.

Uses of Cash

Uses of cash in financing activities decreased $8,385,339 from $9,931,386 in the 2007 Period to $1,546,047 in the 2008 Period.  The repayment of the revolving line of credit was the principal use of cash in financing activities during the 2007 Period.  We did not repay any portion of the debt outstanding during the 2008 Period.  A reduction in the distributions paid to our partners in the 2008 Period also contributed to the decrease.  During the 2008 Period and 2007 Period, we paid distributions to our partners of $1,542,574, and $3,837,598, respectively.

Financings and Borrowings

Non-Recourse Long-Term Debt

At September 30, 2008 and December 31, 2007, we had non-recourse long-term debt obligations that were being paid directly to the lender by the lessee and were accruing interest at 6.1095% per year.  At September 30, 2008 and December 31, 2007, our outstanding non-recourse debt obligations were $43,324,361 and $46,142,220, respectively.

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

The Facility was originally set to expire on September 30, 2008 and established (i) the interest rate for advances under the Facility at the Lender’s prime rate and (ii) the interest rate on the five separate advances that are permitted to be made under the Facility at which United States dollar deposits can be acquired by the Lender at the London Interbank Eurocurrency Market Rate plus 2.5%. The interest rate at September 30, 2008 was 5%.

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

The Borrowers were in compliance with the covenants under the Loan Agreement at September 30, 2008.

Aggregate borrowings by all Borrowers under the Facility amounted to $1,255,000 at September 30, 2008, all of which was borrowed by us.  Subsequent to September 30, 2008, we repaid $70,000, which reduced the outstanding loan balance to $1,185,000.

Distributions

We paid monthly distributions to each of our partners beginning the first month after each such partner was admitted through the termination of our reinvestment period, which was on June 17, 2007.  During the liquidation period, we plan to make distributions in accordance with the terms of our amended and restated agreement of limited partnership (the “LP Agreement”). We expect that distributions made during the liquidation period will vary, depending on the timing of the sale of our assets, our receipt of rental income, and income from our investments.  We paid distributions to our limited partners and our General Partner in the 2008 Period of $1,527,148 and $15,426, respectively.

Contractual Obligations and Commitments and Off Balance Sheet Transactions

At September 30, 2008, we had both non-recourse and recourse debt obligations.  The lenders have security interests in the equipment relating to each non-recourse long-term debt instrument and, in some cases, an assignment of the rental payments under the leases associated with the equipment. In that case, the lender is being paid directly by the lessee.  If the lessee were to default on the non-recourse long-term debt, the equipment would be returned to the lender in extinguishment of the non-recourse long-term debt. At September 30, 2008, our outstanding non-recourse long-term debt obligations were $43,324,361.  We are a party to the Facility, as discussed in the financing and borrowings section above.  We had $1,255,000 of borrowings outstanding under this Facility at September 30, 2008.

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

We currently have three outstanding notes payable, two of which are non-recourse long-term debt and the other is associated with our recourse revolving line of credit.  Due to the fixed nature of the non-recourse long term debt, the conditions in the credit markets as of September 30, 2008 have not had any impact on us.  With respect to our revolving line of credit, which is subject to variable interest, our General Partner has evaluated the impact of the condition of the credit markets on the outstanding balance and has determined that it will not have any material impact on us.  Furthermore, we are currently in our liquidation period and, therefore, as we have no current intentions of obtaining additional external financing or refinancing our existing indebtedness, we do not expect any adverse impact on our cash flows should credit conditions in general remain the same or deteriorate further.

Item 4T. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the period ended September 30, 2008, as well as the financial statements for our General Partner, our General Partner carried out an evaluation, under the supervision and with the participation of the management of our General Partner, including its Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our General Partner’s disclosure controls and procedures as of the end of the period covered by this Report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that our General Partner’s disclosure controls and procedures were effective.

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

	Total Number of	Price Paid Per
	Limited Partnership	Limited Partnership
	Units Redeemed	Unit
January 1, 2008 through January 31, 2008	-	$-
February 1, 2008 through February 29, 2008	-	$-
March 1, 2008 through March 31, 2008	150	$23.15
April 1, 2008 through April 30, 2008	-	$-
May 1, 2008 through May 31, 2008	-	$-
June 1, 2008 through June 30, 2008	-	$-
July 1, 2008 through July 31, 2008	-	$-
August 1, 2008 through August 31, 2008	-	$-
September 1, 2008 through September 30, 2008	-	$-

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the 2008 Quarter.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

3.1
Amended and Restated Agreement of Limited Partnership of Registrant (Incorporated by reference to Exhibit 4.1 to Registrant’s Post-Effective Amendment No. 6 to Form S-1 Registration Statement No. 333-54011 dated May 19, 2000).

4.1
Certificate of Limited Partnership of Registrant (Incorporated by reference to Exhibit 4.3 to Registrant’s Post-Effective Amendment No. 6 Form S-1 Registration Statement No. 333-54011 dated May 19, 2000).

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

10.3
Loan Modification Agreement dated as of May 1, 2008 between California Bank & Trust and ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC, ICON Leasing Fund Eleven, LLC and ICON Leasing Fund Twelve, LLC (Incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed May 15, 2008).

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

October 31, 2008

/s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

October 31, 2008

/s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

October 31, 2008

/s/ Anthony J. Branca
Anthony J. Branca
Chief Financial Officer (Principal Accounting and Financial Officer)

26