Form 10-K
period 2008-12-31
ICON INCOME FUND EIGHT B LP
filed 2009-03-26
CIK 1121716

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
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

Number of outstanding units of limited partnership interests of the Registrant on February 28, 2009 is 740,380.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Forward-Looking Statements

Certain statements within this Annual Report on Form 10-K may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”).  These statements are being made pursuant to the PSLRA, with the intention of obtaining the benefits of the “safe harbor” provisions of the PSLRA, and, other than as required by law, we assume no obligation to update or supplement such statements.  Forward-looking statements are those that do not relate solely to historical fact.  They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events.  You can identify these statements by the use of words such as “may,” “will,” “could,” “anticipate,” “believe,” “estimate”, “expect”, “continue,” “further,” “plan,” “seek,” “intend,” “predict” or “project” and variations of these words or comparable words or phrases of similar meaning.  These forward-looking statements reflect our current beliefs and expectations with respect to future events and are based on assumptions and are subject to risks and uncertainties and other factors outside our control that may cause actual results to differ materially from those projected. We undertake no obligation to update publicly or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Item 1. Business

Our History

ICON Income Fund Eight B L.P. (the “Partnership”) was formed on February 7, 2000 as a Delaware limited partnership.  The Partnership will continue until December 31, 2017, unless terminated sooner.  When used in this Annual Report on Form 10-K, to the terms “we,” “us,” “our” or similar terms refer to the Partnership and its consolidated subsidiaries.

Our general partner is ICON Capital Corp. (our “General Partner”), a Delaware corporation. Our General Partner manages and controls our business affairs, including, but not limited to, our equipment leases and other financing transactions, under the terms of our amended and restated limited partnership agreement (our “LP Agreement”).

We are currently in our liquidation period. Our maximum offering was $75,000,000 and we commenced business operations on our initial closing date, June 14, 2000, when we issued 15,816 units of limited partnership interests (“Units”) representing $1,581,551 of capital contributions.  Between June 15, 2000 and October 17, 2001, the date of our final closing, 734,184 additional Units were sold representing $73,418,449 of capital contributions, bringing the total sale of Units to 750,000 representing $75,000,000 of capital contributions. Through December 31, 2008, we redeemed 9,620 Units, bringing the total number of outstanding Units to 740,380.

Our Business

We operate as an equipment leasing program in which the capital our partners invested was pooled together to make investments, pay fees and establish a small reserve. We primarily acquired equipment subject to lease, purchased equipment and leased it to third-party end users or financed equipment for third parties and, to a lesser degree, acquired ownership rights to leased equipment at lease expiration. Some of our equipment leases were acquired for cash and provided current cash flow, which we refer to as “income” leases. For our other equipment leases, we financed the majority of the purchase price through borrowings from third parties. We refer to these leases as “growth” leases. These growth leases generated little or no current cash flow because substantially all rental payments received from the lessee were used to service the indebtedness associated with acquiring or financing the lease. For these leases, we anticipated that the future value of the leased equipment would exceed the cash portion of the purchase price.

We divide the life of the program into three distinct phases:

(1) Offering Period: We invested most of the net proceeds from the sale of Units in equipment leases and other financing transactions.

(2) Reinvestment Period: After the close of the offering period, we reinvested and continued to reinvest the cash generated from our initial investments to the extent that cash was not needed for our expenses, reserves and distributions to partners.  The reinvestment period was anticipated to end on or about October 16, 2006.  However, on October 5, 2006, our General Partner determined that it was in the best interests of our partners to extend the reinvestment period until April 16, 2007 and subsequently further extended the reinvestment period for an additional two months to June 17, 2007.

(3) Liquidation Period: We began our liquidation period on June 17, 2007. Since the beginning of the liquidation period, we have sold and will continue to sell our assets in the ordinary course of business. Our goal is to complete the liquidation period within three years from the end of the reinvestment period, but it may take longer to do so.

 As we sell our assets during the liquidation period, both rental income and finance income will decrease over time as will expenses related to our assets such as depreciation and amortization expense. Additionally, interest expense should decrease as we reach the expiration of leases that were financed and the debt is repaid to the lender.  As leased equipment is sold, we will incur gains or losses on these sales. We will continue to liquidate our portfolio during this period and we expect to see a reduction in revenue and expenses accordingly.

At December 31, 2008 and 2007, we had total assets of $53,205,647 and $65,113,221, respectively.  For the year ended December 31, 2008, two lessees accounted for 100% of our total rental and finance income of $7,166,618. We had a net loss for the year ended December 31, 2008 of  $6,453,564.  For the year ended December 31, 2007, two lessees accounted for approximately 85.8% of our total rental income and finance income of $9,322,816. We had net income for the year ended December 31, 2007 of $1,146,979.  For the year ended December 31, 2006, two lessees accounted for approximately 83.5% of our total rental and finance income of $16,308,179. We had a net loss for the year ended December 31, 2006 of $614,426.

At December 31, 2008, our portfolio, which we hold either directly or through joint ventures, consisted primarily of the following investments:

Telecommunications Equipment

•	We own telecommunications equipment subject to a lease to Global Crossing Telecommunications, Inc. (“Global Crossing”).

Air Transportation Equipment

•
We own one Airbus A340-313X aircraft (“Aircraft 123”) and have a 50% interest through a joint venture with ICON Income Fund Nine, LLC (“Fund Nine”), an entity also managed by our General Partner, in a second Airbus A340-313X aircraft (“Aircraft 126”).  Both aircraft are on lease to Cathay Pacific Airways Limited (“Cathay”), which are currently in lease extensions that are scheduled to expire on October 1, 2011 and July 1, 2011, respectively.

Energy Equipment

•	We have a 5.93% interest in the rights to the profits, losses and cash flows from an entity that owns a 50% interest in a mobile offshore drilling rig subject to a lease with Rowan Companies, Inc.

For a discussion of our lease and other significant transactions for the years ended December 31, 2008, 2007 and 2006, please refer to “Item 7. General Partner’s Discussion and Analysis of Financial Condition and Results of Operations.”

Segment Information

We have only one operating segment: the business of leasing and financing equipment to companies that we believe to be creditworthy.

Competition

The commercial leasing and financing industry is highly competitive and is characterized by competitive factors that vary based upon product and geographic region. When we made our investments, we competed, and as we seek to liquidate our portfolio, we compete with a variety of competitors including other equipment leasing and finance funds, hedge funds, captive and independent finance companies, commercial and industrial banks, manufacturers and vendors. Competition from both traditional competitors and new market entrants has intensified in recent years due to growing marketplace liquidity and increasing recognition of the attractiveness of the commercial leasing and finance industry.  Our competitors may have been and/or are in a position to offer equipment to prospective customers on financial terms that were more favorable than those that we could offer or that we can offer in liquidating our portfolio, which may have affected our ability to make investments and may affect our ability to liquidate our portfolio, in each case, in a manner that would enable us to achieve our investment objectives.  For additional information about our competition and other risks related to our operations, please see “Risk Factors” in Item 1A.

Employees

We have no direct employees. Our General Partner has full and exclusive control over our management and operations.

Available Information

Our Annual Report on Form 10-K, our most recent Quarterly Reports on Form 10-Q and amendments to those reports, if any, and our Current Reports on Form 8-K and any amendments to those reports are available free of charge on our General Partner’s internet website at http://www.iconcapital.com as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”). The information contained on our General Partner’s website is not deemed part of this Annual Report on Form 10-K. Our Reports are also available on the SEC’s website at http://www.sec.gov.

Financial Information Regarding Geographic Areas

We have long-lived assets, which include finance leases, operating leases and revenues, within the United States and Asia. For additional information, see Note 13 to our consolidated financial statements.

Item 1A. Risk Factors

We are subject to a number of risks.  Careful consideration should be given to the following risk factors, in addition to the other information included in this Annual Report.  The risks and uncertainties described below are not the only ones we may face.  Each of these risk factors could adversely affect our business operating results and/or financial condition, as well as adversely affect the value of an investment in our Units.  In addition to the following disclosures, please refer to the other information contained in this report including the consolidated financial statements and the related notes.

General Investment Risks

All or a substantial portion of your distributions may be a return of capital and not a return on capital, which will not necessarily be indicative of our performance.

The portion of total distributions that is a return of capital and the portion that is economic return will depend upon a number of factors that cannot be determined until all of our investments have been sold or otherwise matured. At that time, you will be able to compare the total amount of all cash distributions you receive to your total capital invested in order to determine your economic return.

The Internal Revenue Service may deem the majority of your distributions to be a return of capital for tax purposes during our early years. Distributions would be deemed to be a return of capital for tax purposes to the extent that we are distributing cash in an amount greater than our taxable income. The fact that the Internal Revenue Service deems distributions to be a return of capital in part and we report an adjusted tax basis to you on Form K-1 is not an indication that we are performing greater than or less than expectations and cannot be utilized to forecast what your final return might be.

Your ability to resell your Units is limited by the absence of a public trading market and, therefore, you should be prepared to hold your Units for the life of the Partnership, which is anticipated to be at least 10 years.

We do not anticipate that a public market will develop for our Units, our Units will not be listed on any national securities exchange at any time, and we will take steps to assure that no public trading market develops for our Units. In addition, our LP Agreement imposes significant restrictions on your right to transfer your Units.  We have established these restrictions to comply with federal and State securities laws and so that we will not be considered to be a publicly traded partnership that is taxed as a corporation for federal income tax purposes. Your ability to sell or otherwise transfer your Units is extremely limited and will depend on your ability to identify a buyer. Thus, you will probably not be able to sell or otherwise liquidate your Units in the event of an emergency and if you were able to arrange a sale, the price you receive would likely be at a substantial discount to the price you paid for your Units.  As a result, you must view your investment in our Units as a long-term, illiquid investment that may last for at least 10 years.

If you choose to request that we repurchase your Units, you may receive significantly less than you would receive if you were to hold your Units for the life of the Partnership.

After you have been admitted as a limited partner and have held your Units for at least one year, you may request that we repurchase up to all of your Units. We are under no obligation to do so, however, and will only have limited cash available for this purpose. If we repurchase your Units, the repurchase price has been unilaterally set and, depending upon when you request repurchase, the repurchase price may be less than the unreturned amount of your investment. If your Units are repurchased, the repurchase price may provide you a significantly lower value than the value you would realize by retaining your Units for the duration of the Partnership.

You may not receive cash distributions every month and, therefore, you should not rely on any income from your Units.

You should not rely on the cash distributions from your Units as a source of income. During the liquidation period, although we expect that lump sums will be distributed from time to time if and when financially significant assets are sold, regularly scheduled distributions will decrease because there will be fewer investments available to generate cash flow.

Our assets may be plan assets for ERISA purposes, which could subject our General Partner to additional restrictions on its ability to operate our business.

ERISA and the Internal Revenue Code may apply what is known as the look-through rule to an investment in our Units. Under that rule, the assets of an entity in which a qualified plan or IRA has made an equity investment may constitute assets of the qualified plan or IRA. If you are a fiduciary of a qualified plan or IRA, you should consult with your advisors and carefully consider the effect of that treatment if that were to occur. If the look-through rule were to apply, our General Partner may be viewed as an additional fiduciary with respect to the qualified plan or IRA to the extent of any decisions relating to the undivided interest in our assets represented by the Units held by such qualified plan or IRA. This could result in some restriction on our General Partner’s willingness to engage in transactions that might otherwise be in the best interest of all Unit holders due to the strict rules of ERISA regarding fiduciary actions.

The statements of value that we will include in our Annual Reports on Form 10-K and that we will send to fiduciaries of plans subject to ERISA and to certain others parties is only an estimate and may not reflect the actual value of our Units.

The statements of estimated value are based on the estimated value of each Unit (i) as of the close of our fiscal year, for the annual statements included in our Annual Reports on Form 10-K and (ii) as of September 30 of each fiscal year, for annual statements sent to fiduciaries of plans subject to ERISA and certain other parties. Management, in part, will rely upon third-party sources and advice in arriving at this estimated value. No independent appraisals on the particular value of our Units will be obtained and the value will be based upon an estimated fair market value as of the referenced date for such value. Because this is only an estimate, we may subsequently revise any valuation that is provided. We cannot assure that:

•	this estimate of value could actually be realized by us or by our limited partners upon liquidation;
•	limited partners could realize this estimate of value if they were to attempt to sell their Units;
•
this estimate of value reflects the price or prices that our Units would or could trade at if they were listed on a national stock exchange or included for quotation on a national market system, because no such market exists or is likely to develop; or

•
the statement of value, or the method used to establish value, complies with any reporting and disclosure or valuation requirements under ERISA, Internal Revenue Code requirements or other applicable law.

You have limited voting rights and are required to rely on our General Partner to make all of our investment decisions and achieve our investment objectives.

Our General Partner will make all of our investment decisions, including determining the investments we made and the dispositions we will make in the future. Our success will depend upon the quality of the investment decisions our General Partner makes, particularly relating to our investments in equipment and the realization of such investments. You are not permitted to take part in managing, establishing or changing our investment objectives or policies.

The decisions of our General Partner may be subject to conflicts of interest.

The decisions of our General Partner may be subject to various conflicts of interest arising out of its relationship to us and our affiliates. Our General Partner could be confronted with decisions in which it will, directly or indirectly, have an economic incentive to place its respective interests or the interests of our affiliates above ours. As of December 31, 2008, our General Partner, sponsored, and is currently managing, seven other equipment leasing and finance funds. See “Item 13.  Certain Relationships and Related Transactions, and Director Independence”.  These conflicts may include, but are not limited to:

•	our General Partner may have received more fees for making investments in which we incurred indebtedness to fund these investments than if indebtedness was not incurred;
•	our LP Agreement does not prohibit our General Partner or any of our affiliates from competing with us for investments and engaging in other types of business;
•	our General Partner may have had opportunities to earn fees for referring a prospective investment opportunity to others;
•	the lack of separate legal representation for us and our General Partner and lack of arm’s-length negotiations regarding compensation payable to our General Partner;
•
our General Partner is our tax matters partner and is able to negotiate with the IRS to settle tax disputes that would bind us and our limited partners that might not be in your best interest given your individual tax situation; and

•	our General Partner can make decisions as to when and whether to sell a jointly-owned asset when the co-owner is another business it manages.

The Investment Committee of our General Partner is not independent.

Any conflicts in determining and allocating investments between us and our General Partner, or between us and another fund managed by our General Partner, were resolved by our General Partner’s investment committee, which also serves as the investment committee for other funds sponsored and managed by our General Partner. Since all of the members of our General Partner’s investment committee are officers of our General Partner and are not independent, matters determined by such investment committee, including conflicts of interest between us and our General Partner and our affiliates involving investment opportunities may not have been as favorable to you and our other investors as they would be if independent members were on the committee. Generally, if an investment was appropriate for more than one fund our General Partner’s investment committee allocated the investment to a fund (which includes us) after taking into consideration at least the following factors:

•	whether the fund had the cash required for the investment;
•	whether the amount of debt to be incurred with respect to the investment was acceptable for the fund;
•	the effect the investment would have on the fund’s cash flow;
•	whether the investment would further diversify, or unduly concentrate, the fund’s investments in a particular lessee/borrower, class or type of equipment, location, industry, etc.;
•	whether the term of the investment was within the term of the fund; and
•	which fund had been seeking investments for the longest period of time.

Notwithstanding the foregoing, our General Partner’s investment committee may have made exceptions to these general policies when, in our General Partner’s judgment, other circumstances made application of these policies inequitable or economically undesirable. In addition, our LP Agreement permits our General Partner and our affiliates to engage in equipment acquisitions, financing secured loans, refinancing, leasing and releasing opportunities on their own behalf or on behalf of other funds even if they compete with us.

Our General Partner’s officers and employees manage other businesses and did not and will not devote their time exclusively to managing us and our business.

We do not and will not employ our own full-time officers, managers or employees. Instead, our General Partner will supervise and control our business affairs. Our General Partner’s officers and employees will also be spending time supervising the affairs of other equipment leasing and finance funds it manages. Therefore, such officers and employees devoted and will devote the amount of time that they think is necessary to conduct our business, which may not be the same amount of time that would be devoted to us if we had separate officers and employees.

Our General Partner may have difficulty managing its growth, which may divert its resources and limit its ability to expand its operations successfully.

The amount of assets that our General Partner manages has grown substantially since our General Partner was formed in 1985 and our General Partner and its affiliates intend to continue to sponsor and manage, as applicable, funds similar to us that may be concurrent with us and they expect to experience further growth in their respective assets under management. Our General Partner’s future success will depend on the ability of its and its affiliates’ officers and key employees to implement and improve their operational, financial and management controls, reporting systems and procedures, and manage a growing number of assets and investment funds. They, however, may not implement improvements to their management information and control systems in an efficient or timely manner and they may discover deficiencies in their existing systems and controls. Thus, our General Partner’s anticipated growth may place a strain on its administrative and operations infrastructure, which could increase its costs and reduce its efficiency and could negatively impact our operations, business and financial condition.

Operational risks may disrupt our business and result in losses.

We may face operational risk from errors made in the execution, confirmation or settlement of transactions. We may also face operational risk from our transactions not being properly recorded, evaluated or accounted for. We rely heavily on our General Partner’s financial, accounting, and other software systems. If any of these systems fail to operate properly or become disabled, we could suffer financial loss and a disruption of our business.  In addition, we are highly dependent on our General Partner’s information systems and technology. There can be no assurance that these information systems and technology will be able to accommodate our General Partner’s growth or that the cost of maintaining such systems will not increase from its current level. Such a failure to accommodate growth, or an increase in costs related to such information systems, could also negatively affect our liquidity and cash flows, and could negatively affect our profitability.  Furthermore, we depend on the headquarters of our General Partner, which are located in New York City, for the operation of our business. A disaster or a disruption in the infrastructure that supports our businesses, including a disruption involving electronic communications or other services used by us or third parties with whom we conduct business, or directly affecting our headquarters, may have an adverse impact on our ability to continue to operate our business without interruption that could have a material adverse effect on us. Although we have disaster recovery programs in place, there can be no assurance that these will be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for any losses.  Finally, we rely on third-party service providers for certain aspects of our business, including certain accounting and financial services. Any interruption or deterioration in the performance of these third parties could impair the quality of our operations and could adversely affect our business and result in losses.

Our internal controls over financial reporting may not be effective or our independent registered public accounting firm may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business.

Our General Partner is required to evaluate our internal controls over financial reporting in order to allow management to report on, and if and when required, our independent registered public accounting firm to attest to, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, as amended, and the rules and regulations of the SEC thereunder, which we refer to as “Section 404.” During the course of testing, our General Partner may identify deficiencies that it may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. We cannot be certain as to the timing of completion of our evaluation, testing and any remediation actions or the impact of the same on our operations. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, we may be subject to sanctions or investigation by regulatory authorities, such as the SEC. As a result, we may be required to incur costs in improving our internal control system and the hiring of additional personnel. Any such action could negatively affect our results of operations and the achievement of our investment objectives.

We are subject to certain reporting requirements and are required to file certain periodic reports with the SEC.

We are subject to reporting requirements under the Securities Exchange Act of 1934, including the filing of quarterly and annual reports. Prior public funds sponsored by our Investment Manager have been and are subject to the same requirements. Some of these funds have been required to amend previously filed reports to, among other things, restate the audited or unaudited financial statements filed in such reports. As a result, the prior funds have been delinquent in filing subsequent quarterly and annual reports when they became due. If we experience delays in the filing of our reports, our investors may not have access to timely information concerning us, our operations, and our financial results.

Your ability to institute a cause of action against our General Partner and its affiliates is limited by our LP Agreement.

Our LP Agreement provides that neither our General Partner nor any of its affiliates will have any liability to us for any loss we suffer arising out of any action or inaction of our General Partner or an affiliate if the General Partner or affiliate determined, in good faith, that the course of conduct was in our best interests and did not constitute negligence or misconduct. As a result of these provisions in our LP Agreement, your right to institute a cause of action against our General Partner may be more limited than it would be without these provisions.

Business Risks

Our business could be hurt by economic downturns.

Our business is affected by a number of economic factors, including the level of economic activity in the markets in which we operate. A decline in economic activity in the United States or internationally could materially affect our financial condition and results of operations. The equipment leasing and financing industry is influenced by factors such as interest rates, inflation, employment rates and other macroeconomic factors over which we have no control. Any decline in economic activity as a result of these factors typically results in a decrease in the number of transactions in which we participate and in our profitability.

Uncertainties associated with the equipment leasing and financing industry may have an adverse effect on our business and may adversely affect our ability to give you any economic return from our Units or a complete return of your capital.

There are a number of uncertainties associated with the equipment leasing and financing industry that may have an adverse effect on our business and may adversely affect our ability to make cash distributions to you that will, in total, be equal to a return of all of your capital, or provide for any economic return from our Units. These include:

•	fluctuations in demand for equipment and fluctuations in interest rates and inflation rates;
•	fluctuations in the availability and cost of credit;
•	the continuing economic life and value of equipment at the time our investments mature;
•	the technological and economic obsolescence of equipment;
•	potential defaults by lessees, borrowers or other counterparties;
•	supervision and regulation by governmental authorities; and
•	increases in our expenses, including taxes and insurance expenses.

The risks and uncertainties associated with the industries of our lessees, borrowers, and other counterparties may indirectly affect our business, operating results and financial condition.

We are indirectly subject to a number of uncertainties associated with the industries of our lessees, borrowers, and other counterparties. We invested in a pool of equipment by, among other things, acquiring equipment subject to lease, purchasing equipment and leasing equipment to third-party end users, financing equipment for third-party end users, acquiring ownership rights to items of leased equipment at lease expiration, and acquiring interests or options to purchase interests in the residual value of equipment. The lessees, borrowers, and other counterparties to these transactions operate in a variety of industries. As such, we are indirectly subject to the various risks and uncertainties that affect our lessees’, borrowers’, and other counterparties’ businesses and operations. If such risks or uncertainties were to affect our lessees, borrowers, or other counterparties, we may indirectly suffer a loss on our investment, lose future revenues or experience adverse consequences to our business, operating results and financial condition.

Because we borrowed money to make our investments, losses as a result of lessee, borrower or other counterparty defaults may be greater than if such borrowings were not incurred.

Although we acquired some of our investments for cash, we borrowed a substantial portion of the purchase price of certain of our investments. While we believe the use of leverage resulted in us being able to make more investments with less risk than if leverage was not utilized, there can be no assurance that the benefits of greater size and diversification of our portfolio will offset the heightened risk of loss in an individual investment using leverage.  With respect to non-recourse borrowings, if we are unable to pay our debt service obligations because a lessee, borrower or other counterparty defaults, a lender could foreclose on the investment securing the non-recourse indebtedness. This could cause us to lose all or part of our investment or could force us to meet debt service payment obligations so as to protect our investment subject to such indebtedness and prevent it from being subject to repossession.  Additionally, while the majority of our borrowings were non-recourse, we are jointly and severally liable for recourse indebtedness incurred under a revolving line of credit facility with California Bank & Trust (“CB&T”) that is secured by certain of our assets that are not otherwise pledged to other lenders. CB&T has a security interest in such assets and the right to sell those assets to pay off the indebtedness if we default on our payment obligations.  This recourse indebtedness may increase our risk of loss because we must meet the debt service payment obligations regardless of the revenue we receive from the investment that is subject to such secured indebtedness.

Restrictions imposed by the terms of our indebtedness may limit our financial flexibility.

We, together with certain of our affiliates (entities sponsored and organized by our General Partner), Fund Nine, ICON Income Fund Ten, LLC (“Fund Ten”), ICON Leasing Fund Eleven, LLC (“Fund Eleven”) and ICON Leasing Fund Twelve, LLC (“Fund Twelve”), are party to the revolving line of credit agreement with CB&T. The terms of that agreement could restrict us from paying distributions to our partners if such payments would cause us not to be in compliance with our financial covenants in that agreement. For additional information on the terms of our credit agreement, see “Item 7. General Partner’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Guarantees made by the guarantors of some of our lessees, borrowers and other counterparties may be voided under certain circumstances and we may be required to return payments received from such guarantors.

Under federal bankruptcy law and comparable provisions of State fraudulent transfer laws, a guarantee could be voided, or claims in respect of a guarantee could be subordinated to all other debts of that guarantor if, among other things, the guarantor, at the time it incurred the indebtedness evidenced by its guarantee:

•	received less than reasonably equivalent value or fair consideration for the incurrence of such guarantee; and
•	was insolvent or rendered insolvent by reason of such incurrence; or
•	was engaged in a business or transaction for which the guarantor’s remaining assets constituted unreasonably small capital; or
•	intended to incur, or believed that it would incur, debts beyond its ability to pay such debts as they mature.

In addition, any payment by that guarantor pursuant to its guarantee could be voided and required to be returned to the guarantor, or to a fund for the benefit of the creditors of the guarantor.

The measures of insolvency for purposes of these fraudulent transfer laws will vary depending upon the law applied in any proceeding to determine whether a fraudulent transfer has occurred. Generally, however, a guarantor would be considered insolvent if:

•	the sum of its debts, including contingent liabilities, was greater than the fair saleable value of all of its assets;
•
if the present fair saleable value of its assets was less than the amount that would be required to pay its probable liability on its existing debts, including contingent liabilities, as they become absolute and mature; or

•	it could not pay its debts as they become due.

We cannot assure you as to what standard a court would apply in making these determinations or that a court would agree with our conclusions in this regard. We also can not make any assurances as to the standards that courts in foreign jurisdictions may use or that courts in foreign jurisdictions will take a position similar to that taken in the United States.

If the value of our investments declines more rapidly than we anticipate, our financial performance may be adversely affected.

A significant part of the value of a significant portion of the equipment that we invested in is expected to be the potential value of the equipment once the lease term expires (with respect to leased equipment) or when our interests in or options to purchase interests in the residual value of equipment mature. Generally, equipment is expected to decline in value over its useful life. In making these types of investments, we assumed a residual value for the equipment at the end of the lease or other investment that, at maturity, was expected to be enough to return the cost of our investment in the equipment and provide a rate of return despite the expected decline in the value of the equipment over the term of the investment.

However, the actual residual value of the equipment at maturity and whether that value meets our expectations will depend to a significant extent upon the following factors, many of which are beyond our control:

•	our ability to acquire or enter into agreements that preserved or enhanced the relative value of the equipment;
•	our ability to maximize the value of the equipment at maturity of our investment;
•	market conditions prevailing at maturity;
•	the cost of new equipment at the time we are remarketing used equipment;
•	the extent to which technological or regulatory developments reduce the market for such used equipment;
•	the strength of the economy; and
•	the condition of the equipment at maturity.

We cannot assure you that our assumptions with respect to value will be accurate or that the equipment will not lose value more rapidly than we anticipate.

If equipment is not properly maintained, its residual value may be less than expected.

If a lessee or other counterparty fails to maintain equipment in accordance with the terms of our agreements, we may have to make unanticipated expenditures to repair the equipment in order to protect our investment. In addition, some of the equipment we invested in was used equipment. While we planned to inspect most used equipment prior to making an investment, there is no assurance that an inspection of used equipment prior to purchasing it revealed any or all defects and problems with the equipment that may occur after it was acquired by us.

We typically obtained representations from the sellers and lessees of used equipment that:

•	the equipment has been maintained in compliance with the terms of applicable agreements;
•	that neither the seller nor the lessee, was in violation of any material terms of such agreements; and
•
the equipment was in good operating condition and repair and that, with respect to leases, the lessee had no defenses to the payment of rent for the equipment as a result of the condition of such equipment.

We have rights against the seller of equipment for any losses arising from a breach of representations made to us and against the lessee for a default under the lease. However, we cannot assure you that these rights will make us whole with respect to our entire investment in the equipment or our expected returns on the equipment, including legal costs, costs of repair and lost revenue from the delay in being able to sell or re-lease the equipment due to undetected problems or issues. These costs and lost revenue could negatively affect our liquidity and cash flows, and could negatively affect our profitability if we are unable to recoup such costs from the lessee or other third parties.

If a lessee, borrower or other counterparty defaults on its obligations to us, we could incur losses.

We entered into transactions with parties that had senior debt rated below investment grade. We did not require such parties to have a minimum credit rating. Lessees, borrowers, and other counterparties with such lower credit ratings may default on payments to us more frequently than lessees, borrowers or other counterparties with higher credit ratings. For example, if a lessee does not make lease payments to us or to a lender on our behalf or a borrower does not make loan payments to us when due, or violates the terms of its contract in another important way, we may be forced to terminate our agreements with such parties and attempt to recover the equipment. We may do this at a time when we may not be able to arrange for a new lease or to sell our investment right away, if at all. We would then lose the expected revenues and might not be able to recover the entire amount or any of our original investment. The costs of recovering equipment upon a lessee’s or borrower’s default, enforcing the obligations under the contract, and transporting, storing, repairing, and finding a new lessee or purchaser for the equipment may be high and may negatively affect the value of our investment in the equipment. These costs could also negatively affect our liquidity and cash flows, and could negatively affect our profitability.

If a lessee, borrower or other counterparty files for bankruptcy, we may have difficulty enforcing the terms of the contract and may incur losses.

If a lessee, borrower or other counterparty files for protection under the bankruptcy laws, the remaining term of the lease, loan or other financing contract could be shortened or the contract could be rejected by the bankruptcy court, which could result in, among other things, any unpaid pre-bankruptcy lease, loan or other contractual payments being cancelled as part of the bankruptcy proceeding. We may also experience difficulties and delays in recovering equipment from a bankrupt lessee or borrower that is involved in a bankruptcy proceeding or has been declared bankrupt by a bankruptcy court. If a contract is rejected in a bankruptcy, we would bear the cost of retrieving and storing the equipment and then have to remarket such equipment. In addition, the bankruptcy court would treat us as an unsecured creditor for any amounts due under the lease, loan or other contract. These costs and lost revenues could also negatively affect our liquidity and cash flows and could negatively affect our profitability.

Investing in equipment in foreign countries may be riskier than domestic investments and may result in losses.

We made investments in equipment for use by domestic or foreign parties outside of the United States. We may have difficulty enforcing our rights under foreign transaction documents. In addition, we may have difficulty repossessing equipment if a foreign party defaults and enforcement of our rights outside the United States could be more expensive. Moreover, foreign jurisdictions may confiscate our equipment. Use of equipment in a foreign country will be subject to that country’s tax laws, which may impose unanticipated taxes. While we sought to require lessees, borrowers, and other counterparties to reimburse us for all taxes imposed on the use of the equipment and require them to maintain insurance covering the risks of confiscation of the equipment, we cannot assure you that we will be successful in doing so or that insurance reimbursements will be adequate to allow for recovery of and a return on foreign investments.

In addition, we invested in equipment that may travel to or between locations outside of the United States. Regulations in foreign countries may adversely affect our interest in equipment in those countries. Foreign courts may not recognize judgments obtained in U.S. courts and different accounting or financial reporting practices may make it difficult to judge the financial viability of a lessee, borrower or other counterparty, heightening the risk of default and the loss of our investment in such equipment, which could have a material adverse effect on our results of operations and financial condition.

In addition to business uncertainties, our investments may be affected by political, social, and economic uncertainty affecting a country or region. Many financial markets are not as developed or as efficient as those in the U.S. and, as a result, liquidity may be reduced and price volatility may be higher. The legal and regulatory environment may also be different, particularly with respect to bankruptcy and reorganization. Financial accounting standards and practices may also differ and there may be less publicly available information with respect to such companies. While our General Partner considered these when making investment decisions, no assurance can be given that we will be able to fully avoid these risks or generate sufficient risk-adjusted returns.

Sellers of leased equipment could use their knowledge of the lease terms for gain at our expense.

We have acquired equipment subject to lease from leasing companies that have an ongoing relationship with the lessees. A seller could use its knowledge of the terms of the lease, particularly the end of lease options and date the lease ends, to compete with us. In particular, a seller may approach a lessee with an offer to substitute similar equipment at lease end for lower rental amounts. This may adversely affect our opportunity to maximize the residual value of the equipment and potentially negatively affect our profitability.

Investment in joint ventures may subject us to risks relating to our co-investors that could adversely impact the financial results of such joint ventures.

We invested in joint ventures with other businesses our General Partner sponsors and manages, as well as with unrelated third parties. Investing in joint ventures involves additional risks not present when acquiring leased equipment that will be wholly owned by us. These risks include the possibility that our co-investors might become bankrupt or otherwise fail to meet financial commitments, thereby obligating us to pay all of the debt associated with the joint venture, as each party to a joint venture may be required to guarantee all of the joint venture’s obligations. Alternatively, the co-investors may have economic or business interests or goals that are inconsistent with our investment objectives and want to manage the joint venture in ways that do not maximize our return. Among other things, actions by a co-investor might subject leases that are owned by the joint venture to liabilities greater than those contemplated by the joint venture agreement. Also, when none of the joint owners control a joint venture, there might be a stalemate on decisions, including when to sell the equipment or the prices or terms of a lease. Finally, while we typically have the right to buy out the other joint owner’s interest in the equipment in the event of the sale, we may not have the resources available to do so. These risks could negatively affect our profitability and could result in legal and other costs, which would negatively affect our liquidity and cash flows.

We may not be able to obtain insurance for certain risks and would have to bear the cost of losses from non-insurable risks.

Equipment may be damaged or lost. Fire, weather, accidents, theft or other events can cause damage or loss of equipment. While our transaction documents generally require lessees and borrowers to have comprehensive insurance and assume the risk of loss, some losses, such as from acts of war, terrorism or earthquakes may either be uninsurable or not economically feasible to insure. Furthermore, not all possible liability claims or contingencies affecting equipment can be anticipated or insured against, and, if insured, the insurance proceeds may not be sufficient to cover a loss. If such a disaster occurs to the equipment, we could suffer a total loss of any investment in the affected equipment. In investing in some types of equipment, we may have been exposed to environmental tort liability. Although we used our best efforts to minimize the possibility and exposure of such liability including by means of attempting to obtain insurance, we cannot assure you that our assets will be protected against any such claims. These risks could negatively affect our profitability and could result in legal and other costs, which would negatively affect our liquidity and cash flows.

We could suffer losses from failure to maintain our equipment registration and from unexpected regulatory compliance costs.

Many types of transportation assets are subject to registration requirements by U.S. governmental agencies, as well as foreign governments if such equipment is to be used outside of the United States. Failing to register the equipment, or losing such registration, could result in substantial penalties, forced liquidation of the equipment and/or the inability to operate and lease the equipment. Governmental agencies may also require changes or improvements to equipment and we may have to spend our own funds to comply if the lessee, borrower or other counterparty is not required to do so under the transaction documents. These changes could force the equipment to be removed from service for a period of time. The terms of the transaction documents may provide for payment reductions if the equipment must remain out of service for an extended period of time or are removed from service. We may then have reduced income from our investment for this equipment. If we do not have the funds to make a required change, we might be required to sell the affected equipment. If so, we could suffer a loss on our investment, lose future revenues and experience adverse tax consequences.

If any of our investments become subject to usury laws, we could have reduced revenues or possibly a loss on such investments.

In addition to credit risks, we may be subject to other risks in equipment financing transactions in which we are deemed to be a lender. For example, equipment leases have sometimes been held by U.S. courts to be loan transactions subject to State usury laws, which limit the interest rate that can be charged. Uncertainties in the application of some laws may result in inadvertent violations that could result in reduced investment returns or, possibly, loss on our investment in the affected equipment. Although part of our business strategy was to enter into or acquire leases that we believe were structured so that they avoid being deemed loans, and would therefore not be subject to usury laws, we cannot assure you that we were successful in doing so. If an equipment lease is held to be a loan with a usurious rate of interest, the amount of the lease payment could be reduced and adversely affect our revenue.

State laws determine what rates of interest are deemed usurious, when the applicable rate of interest is determined, and how it is calculated. In addition, some U.S. courts have also held that certain lease features, such as equity interests, constitute additional interest. Although we generally sought assurances and/or opinions to the effect that our transactions do not violate applicable usury laws, a finding that our transactions violate usury laws, the interest obligation to us could be declared void and we could be liable for damages and penalties under applicable law. We cannot assure you as to what standard a court would apply in making these determinations or that a court would agree with our conclusions in this regard. We also cannot make any assurances as to the standards that courts in foreign jurisdictions may use or that courts in foreign jurisdictions will take a position similar to that taken in the United States.

We competed with a variety of financing sources for our investments, which may affect our ability to achieve our investment objectives.

The commercial leasing and financing industry is highly competitive and is characterized by competitive factors that vary based upon product and geographic region. Our competitors are varied and include other equipment leasing and finance funds, hedge funds, captive and independent finance companies, commercial and industrial banks, manufacturers and vendors. Competition from both traditional competitors and new market entrants has intensified in recent years due to growing marketplace liquidity and increasing recognition of the attractiveness of the commercial leasing and finance industry.

When we made our investments, we competed primarily on the basis of pricing, terms and structure. To the extent that our competitors competed aggressively on any combination of those factors, we could fail to achieve our investment objectives.  In addition, our competitors may have been and/or are in a position to offer equipment to prospective customers on financial terms that were more favorable than those that we could offer or that we can offer in liquidating our portfolio, which may have affected our ability to make investments and may affect our ability to liquidate our portfolio, in each case, in a manner that would enable us to achieve our investment objectives.

General Tax Risks

If the IRS classifies us as a corporation rather than a partnership, your distributions would be reduced under current tax law.

We did not and will not apply for an IRS ruling that we will be classified as a partnership for federal income tax purposes. Although counsel rendered an opinion to us that we will be taxed as a partnership and not as a corporation, that opinion is not binding on the IRS and the IRS has not ruled on any federal income tax issue relating to us. If the IRS successfully contends that we should be treated as a corporation for federal income tax purposes rather than as a partnership, then:

•	our realized losses would not be passed through to you;
•	our income would be taxed at tax rates applicable to corporations, thereby reducing our cash available to distribute to you; and
•	your distributions would be taxed as dividend income to the extent of current and accumulated earnings and profits.

In addition, we could be taxed as a corporation if we are treated as a publicly traded partnership by the IRS. To minimize this possibility, our LP Agreement places significant restrictions on your ability to transfer our Units.

We could lose cost recovery or depreciation deductions if the IRS treats our leases as sales or financings.

We expect that, for federal income tax purposes, we will be treated as the owner and lessor of the equipment that we leased. However, the IRS may challenge the leases and instead assert that they are sales or financings. If the IRS determines that we are not the owner of our leased equipment, we would not be entitled to cost recovery, depreciation or amortization deductions, and our leasing income might be deemed to be portfolio income instead of passive activity income. The denial of such cost recovery or amortization deductions could cause your tax liabilities to increase.

You may incur tax liability in excess of the cash distributions you receive in a particular year.

In any particular year, your tax liability from owning our Units may exceed the cash distributions you receive from this investment. While we expect that your net taxable income from owning our Units for most years will be less than your cash distributions in those years, to the extent any of our debt is repaid with income or proceeds from equipment sales, taxable income could exceed the amount of cash distributions you receive in those years. Additionally, a sale of our investments may result in taxes in any year that are greater than the amount of cash from the sale, resulting in a tax liability in excess of cash distributions. Additionally, due to the operation of the various loss disallowance rules, in a given tax year you may have taxable income when, on a net basis, we have a loss, or you may recognize a greater amount of taxable income than our net income because, due to a loss disallowance, income from some of our activities cannot be offset by losses from some of our other activities.

You may be subject to greater income tax obligations than originally anticipated due to special depreciation rules.

We may have acquired equipment subject to lease that the Internal Revenue Code requires us to depreciate over a longer period than the standard depreciation period. Similarly, some of the equipment that we purchased was not be eligible for accelerated depreciation under the Modified Accelerated Costs Recovery System, which was established by the Tax Reform Act of 1986 to set forth the guidelines for accelerated depreciation under the Internal Revenue Code. Further, if we acquired equipment that the Internal Revenue Code deems to be tax-exempt use property and the leases did not satisfy certain requirements, losses attributable to such equipment are suspended and may be deducted only against income we receive from such equipment or when we dispose of such equipment. Depending on the equipment that we acquired and its eligibility for accelerated depreciation under the Internal Revenue Code, we may have less depreciation deductions to offset gross lease revenue, thereby increasing our taxable income.

There are limitations on your ability to deduct our losses.

Your ability to deduct your share of our losses is limited to the amounts that you have at risk from owning our Units. This is generally the amount of your investment, plus any profit allocations and minus any loss allocation and distributions. This determination is further limited by a tax rule that applies the at-risk-rules on an activity by activity basis, further limiting losses from a specific activity to the amount at risk in that activity. Additionally, your ability to deduct losses attributable to passive activities is restricted. Some of our operations will constitute passive activities and you can only use our losses from such activities to offset passive activity income in calculating tax liability. Furthermore, passive activity losses may not be used to offset portfolio income.

The IRS may allocate more taxable income to you than our LP Agreement provides.

The IRS might successfully challenge our allocations of taxable income or losses. If so, the IRS would require reallocation of our taxable income and loss, resulting in an allocation of more taxable income or less loss to you than our LP Agreement allocates.

If you are a tax-exempt organization, you will have unrelated business taxable income from this investment.

Tax-exempt organizations are subject to income tax on unrelated business taxable income (“UBTI”). Such organizations are required to file federal income tax returns if they have UBTI from all sources in excess of $1,000 per year. Our leasing income will constitute UBTI. Furthermore, tax-exempt organizations in the form of charitable remainder trusts will be subject to an excise tax equal to 100% of their UBTI.

This investment may cause you to pay additional taxes.

You may be required to pay alternative minimum tax in connection with owning our Units, since you will be allocated a proportionate share of our tax preference items. Our General Partner’s operation of our business affairs may lead to other adjustments that could also increase your alternative minimum tax. Alternative minimum tax is treated in the same manner as the regular income tax for purposes of making estimated tax payments.

You may incur State tax and foreign tax liabilities and have an obligation to file State or foreign tax returns.

You may be required to file tax returns and pay foreign, State or local taxes, such as income, franchise or personal property taxes, as a result of an investment in our Units, depending upon the laws of the jurisdictions in which the equipment that we own is located.

Any adjustment to our tax return as a result of an audit by the IRS may result in adjustment to your tax return.

If we adjust our tax return as a result of an IRS audit, such adjustment may result in an examination of other items in your returns unrelated to us, or an examination of your tax returns for prior years. You could incur substantial legal and accounting costs in contesting any challenge by the IRS, regardless of the outcome. Further, because you will be treated for federal income tax purposes as a partner in a partnership by investing in our Units, an audit of our tax return could potentially lead to an audit of your individual tax return. Finally, under certain circumstances, the IRS may automatically adjust your personal return without the opportunity for a hearing if it adjusts our tax return.

Some of the distributions on our Units will be a return of capital, in whole or in part, which will complicate your tax reporting and could cause unexpected tax consequences at liquidation.

As we depreciated our investments in leased equipment over the term of our existence, a portion of each distribution to you was likely considered a return of capital, rather than income. Therefore, the dollar amount of each distribution should not be considered as necessarily being all income to you. As your capital in our Units is reduced for tax purposes over the life of your investment, you will not receive a lump sum distribution upon liquidation that equals the purchase price you paid for our Units, such as you might expect if you had purchased a bond. Also, payments made upon our liquidation will be taxable to the extent that such payments are not a return of capital.

As you receive distributions throughout the life of your investment, you will not know at the time of the distribution what portion of the distribution represents a return of capital and what portion represents income. The Schedule K-1 statement you received and continue to receive from us each year will specify the amounts of capital and income you received throughout the prior year.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

PART II

Item 5. Market for Registrant's Securities, Related Security Holder Matters and Issuer Purchases of Equity Securities

Our Units are not publicly traded and there is no public market for our Units. It is unlikely that any such market will develop.

Number of Partners
Title of Class	as of February 28, 2009
General Partner	1
Limited partners	2,848

We paid monthly distributions to each of our partners beginning the first month after each partner was admitted to the Partnership through the end of our reinvestment period, which occurred on June 17, 2007. We paid distributions to our limited partners totaling $1,827,002, $4,308,340, and $5,934,486 for the years ended December 31, 2008, 2007 and 2006, respectively. Additionally, our General Partner was paid distributions of $18,455, $43,519, and $59,944 for the years ended December 31, 2008, 2007 and 2006, respectively. The terms of our loan agreement with CB&T could restrict us from paying cash distributions to our partners if such payment would cause us to not be in compliance with our financial covenants. See “Item 7. General Partner’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

In order for Financial Industry Regulatory Authority, Inc. (“FINRA”) members and their associated persons to participate in the offering and sale of Units pursuant to the offering or to participate in any future offering of our Units, we are required pursuant to FINRA Rule 2810(b)(5) to disclose in each annual report distributed to our limited partners a per Unit estimated value of our Units, the method by which we developed the estimated value, and the date used to develop the estimated value. In addition, our General Partner prepares statements of our estimated Unit values to assist fiduciaries of retirement plans subject to the annual reporting requirements of the Employee Retirement Income Security Act (“ERISA”) in the preparation of their reports relating to an investment in our Units.  For these purposes, the estimated value of our Units is deemed to be $13.19 per Unit as of December 31, 2008.  This estimated value is provided to assist plan fiduciaries in fulfilling their annual valuation and reporting responsibilities and should not be used for any other purpose.  Because this is only an estimate, we may subsequently revise this valuation.

Following the termination of the offering of our Units, the estimated value of our Units is based on the estimated amount that a holder of a Unit would receive if all of our assets were sold in an orderly liquidation as of the close of our fiscal year and all proceeds from such sales, without reduction for transaction costs and expenses, together with any cash held by us, were distributed to the partners upon liquidation.  To estimate the amount that our partners would receive upon such liquidation, we calculated the sum of:  (i) the unpaid finance lease and note receivable payments on our existing finance leases and notes receivable, discounted at the implicit yield for each such transaction, (ii) the fair market value of our operating leases, equipment held for sale or lease, and other assets, as determined by the most recent third-party appraisals we have obtained for certain assets or our General Partner’s  estimated values of certain other assets, as applicable, and (iii) our cash on hand.  From this amount, we then subtracted our total debt outstanding and then divided that sum by the total number of Units outstanding.

The foregoing valuation is an estimate only. The appraisals that we obtained and the methodology utilized by our management in estimating our per Unit value were subject to various limitations and were based on a number of assumptions and estimates that may or may not be accurate or complete. No liquidity discounts or discounts relating to the fact that we are currently externally managed were applied to our estimated per Unit valuation, and no attempt was made to value us as an enterprise.

As noted above, the foregoing valuation was performed solely for the ERISA and FINRA purposes described above and was based solely on our General Partner’s perception of market conditions and the types and amounts of our assets as of the reference date for such valuation and should not be viewed as an accurate reflection of our Units or our assets. Except for independent third-party appraisals of certain assets, no independent valuation was sought. In addition, as stated above, as there is no significant public trading market for our Units at this time and none is expected to develop, there can be no assurance that limited partners could receive $13.19 per Unit if such a market did exist and they sold their Units or that they will be able to receive such amount for their Units in the future. Furthermore, there can be no assurance:

•
as to the amount limited partners may actually receive if and when we seek to liquidate our assets or the amount of lease and note receivable payments and asset disposition proceeds we will actually receive over our remaining term; the total amount of distributions our limited partners may receive may be less than $1,000 per Unit primarily due to the fact that the funds initially available for investment were reduced from the gross offering proceeds in order to pay selling commissions, underwriting fees, organizational and offering expenses, and acquisition or formation fees;

•	that the foregoing valuation, or the method used to establish value, will satisfy the technical requirements imposed on plan fiduciaries under ERISA; or
•
that the foregoing valuation, or the method used to establish value, will not be subject to challenge by the Internal Revenue Services if used for any tax (income, estate, gift or otherwise) valuation purposes as an indicator of the current value of the Units.

The redemption price we offer in our repurchase plan utilizes a different methodology than that which we use to determine the current value of our Units for the ERISA and FINRA purposes described above and, therefore, the $13.19 per Unit does not reflect the amount that a limited partner would currently receive under our repurchase plan.  In addition, there can be no assurance that you will be able to redeem your Units under our repurchase plan.

Item 6. Selected Financial Data

The selected financial data should be read in conjunction with the consolidated financial statements and related notes included in “Item 8. Consolidated Financial Statements and Supplementary Data” contained elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	2008	2007	2006	2005	2004
Total revenue (a)	$4,998,410	$9,606,325	$16,252,505	$25,926,526	$21,591,797
Net (loss) income (b)	$(6,453,564)	$1,146,979	$(614,426)	$3,368,585	$(4,609,006)
Net (loss) income allocable to limited partners	$(6,389,028)	$1,135,509	$(608,282)	$3,334,899	$(4,562,916)
Net (loss) income allocable to the General Partner	$(64,536)	$11,470	$(6,144)	$33,686	$(46,090)

Weighted average number of units of
limited partnership interests outstanding	740,411	740,985	741,752	743,161	744,463
Net (loss) income per weighted average unit
of limited partnership interests	$(8.63)	$1.53	$(0.82)	$4.49	$(6.13)
Distributions to limited partners	$1,827,002	$4,308,340	$5,934,486	$5,945,540	$5,955,151
Distributions per weighted average unit of
limited partnership interests	$2.47	$5.81	$8.00	$8.00	$8.00
Distributions to the General Partner	$18,455	$43,519	$59,944	$60,056	$60,155

	December 31,
	2008	2007	2006	2005	2004
Total assets	$53,205,647	$65,113,221	$78,651,672	$91,960,247	$119,147,022
Notes payable	$43,531,303	$47,397,220	$55,697,875	$63,746,059	$86,305,022
Partners' equity	$8,744,478	$17,046,972	$20,277,150	$26,937,141	$29,597,291

(a)
The decline in revenue is due to the winding down of our reinvestment period and the beginning of our liquidation period as of June 17, 2007. During our liquidation period, we are selling and will continue to sell our assets in the ordinary course of business. As we sell our assets, both rental income and finance income will continue to decrease over time.

(b)
In 2008, we recorded an impairment loss of approximately $3,900,000 on our investment in Aircraft 123 and approximately $1,950,000 related to our 50% investment in Aircraft 126. In 2007, we sold several of our assets that resulted in an approximately $3,000,000 decrease in depreciation and amortization expense as compared to 2006. In 2006, we recorded an impairment loss of $2,100,000 on an option that management decided to write-off. In 2005, we sold one of our leases that resulted in a gain of approximately $4,527,000.

Item 7. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

Our General Partner’s Discussion and Analysis of Financial Condition and Results of Operations relates to our consolidated financial statements and should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. Statements made in this section may be considered forward-looking.  These statements are not guarantees of future performance and are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of these risks and assumptions, including, among other things, factors discussed in “Part I. Forward-Looking Statements” and “Item 1A. Risk Factors” located elsewhere in this Annual Report on Form 10-K.

Overview

We operate as an equipment leasing program in which the capital our partners invested was pooled together to make investments, pay fees and establish a small reserve. We primarily acquired equipment subject to lease, purchased equipment and leased it to third-party end users or financed equipment for third parties, provided equipment and other financing and, to a lesser degree, acquired ownership rights to items of leased equipment at lease expiration. Some of our equipment leases were acquired for cash and provided current cash flow, which we refer to as “income” leases. For the other equipment leases, we financed the majority of the purchase price through borrowings from third-parties. We refer to these leases as “growth” leases. These growth leases generated little or no current cash flow because substantially all rental payments received from the lessee were used to service the indebtedness associated with acquiring or financing the lease. For these leases, we anticipated that the future value of the leased equipment would exceed our cash portion of the purchase price.

Our General Partner manages and controls our business affairs, including, but not limited to, our equipment leases and other financing transactions, under the terms of our LP Agreement. We began our liquidation period on June 17, 2007.  During our liquidation period, we are selling and will continue to sell our assets in the ordinary course of business. As we sell our assets, both rental income and finance income will decrease over time as will expenses related to our assets such as depreciation and amortization expense. Additionally, interest expense should decrease as we reach the expiration of leases that were financed and the debt is repaid to lenders. As leased equipment is sold, we will experience both gains and losses on these sales. We will continue to liquidate our assets during this period and we expect to see a reduction in revenue and expenses accordingly.

Current Business Environment and Outlook

In the second half of the twentieth century, financing became one of the most popular methods by which domestic and many global businesses satisfied their capital equipment needs.  We believe that domestic and, as global finance markets continue to develop, global equipment leasing and financing volume is correlated to overall business investments in equipment. According to the 2007 − 2008 U.S. Equipment Finance Market Study, which was prepared by Global Insight, Inc., a global forecasting company, and the Equipment Leasing and Finance Foundation, a non-profit foundation dedicated to providing research regarding the equipment leasing and finance industry, total domestic business investment in equipment and software has increased annually from approximately $868 billion in 2002 to approximately $1,088 billion in 2006, with total investments of approximately $1,106 billion estimated for 2007. Similarly, during the same period, total domestic equipment leasing and financing volume increased from approximately $483 billion in 2002 to approximately $598 billion in 2006, with financing volume of approximately $625 billion estimated for 2007. In 2008, domestic business investment in equipment and software is forecasted to reach an estimated $1,159 billion with a corresponding increase in equipment leasing and finance volume to an estimated $657 billion.

As illustrated above, approximately 53% to 57% of all domestic business investment in equipment and software was financed. Global Insight estimates that approximately 56.5% of such investment during 2007 was financed, up from approximately 55% during 2006. In particular, Global Insight estimates, based on the latest full year information available, that lease financing represented approximately 17% and term loans represented approximately 9% of equipment and software financing in 2007, while line of credit financing represented approximately 29% of equipment and software financing in 2007, of which more than 50% was interim financing.

According to the World Leasing Yearbook 2009, which was published by Euromoney Institutional Investor PLC, global equipment leasing volume has increased annually from approximately $462 billion in 2002 to approximately $760 billion in 2007.  The most significant source of that increase was due to increased volume in Europe, Asia, and South America.  For example, during the same period, total equipment leasing volume in Europe increased from approximately $162 billion in 2002 to approximately $367 billion in 2007, total equipment leasing volume in Asia increased from approximately $71 billion in 2002 to approximately $119 billion in 2007, and total equipment leasing volume in South America increased from approximately $3 billion in 2002 to approximately $41 billion in 2007.  We believe that global business investment in equipment and global equipment financing volume has increased as well during the same period.

The volume of equipment financing typically reflects general economic conditions. As the economy slows or builds momentum, the demand for productive equipment generally slows or builds and equipment financing volume generally decreases or increases. The economy in the United States experienced a downturn from 2001 through 2003, resulting in a decrease in equipment leasing and financing volume during that period. Since then, the economy in the United States, including business investment in equipment and equipment leasing financing volume, had recovered as noted above.

In general, the global credit markets have deteriorated significantly over the past year.  The U.S. economy entered into a recession in December 2007 and the global credit markets continue to experience dislocation and tightening.  Recent statistical data on the domestic leasing market provided by the Equipment Leasing and Finance Association, a trade association representing financial services companies and manufacturers in the U.S. equipment finance sector and an affiliate of the Equipment Leasing and Finance Foundation, indicates that domestic equipment leasing volume has generally deteriorated over the past year.

A significant portion of the statistical data regarding the equipment leasing market’s performance, however, is provided by the leasing divisions of commercial and industrial banks, large independent leasing and finance companies, and captive and vendor leasing and finance companies. These institutions (i) generally provide financing to companies seeking to lease small ticket and micro ticket equipment, (ii) use credit scoring methodologies to underwrite a lessee’s creditworthiness, and (iii) rely heavily on the issuance of commercial paper and/or lines of credit from other financial institutions to finance new business. Our investment objectives and strategy, on the other hand, (i) focused on financing middle- to large-ticket, business-essential equipment and other capital assets, (ii) we generally underwrote and structured such financing in a manner similar to providers of senior indebtedness (i.e., our underwriting includes both creditworthiness and asset due diligence and considerations and our structuring often includes guarantees, equity pledges, warrants, liens on related assets, etc.), and (iii) we were not reliant on receiving outside financing through the issuance of commercial paper or from lines of credit to finance new business or meet our investment objectives. Accordingly, the performance of the overall equipment leasing market is not directly correlated to our performance and our General Partner does not expect that there will be any material adverse impact on the demand for equipment (and the related residuals) that we own.

Other factors that may negatively affect the leasing and financing industry are: (i) the proposed legal and regulatory changes that may affect tax benefits of leasing, and (ii) the continued misperception by potential lessees, stemming from published issues at Enron, WorldCom and others, that leasing should not play a central role as a financing alternative. However, as companies tend to preserve cash and lease or otherwise finance (rather than purchase) equipment in recessionary economies, we are optimistic that equipment leasing and finance volume will continue to increase over the long term.

Lease and Other Significant Transactions

We entered into the following leases and other significant transactions during the years ended December 31, 2008, 2007 and 2006:

Acquisition of Telecommunications Equipment

On March 30, 2007, we, through our wholly-owned subsidiary, ICON Global Crossing III, LLC (“ICON Global Crossing III”), purchased telecommunications equipment subject to a lease with Global Crossing. The purchase price of the equipment was approximately $7,755,000 and we also incurred initial direct costs of approximately $124,000. The lease is scheduled to expire on March 31, 2011. Our General Partner did not receive any acquisition fees in connection with this transaction.

Sale of two McDonnell Douglas DC10-30F Aircraft and Engines

During March 2003, we and Fund Nine formed a joint venture, ICON Aircraft 47820, LLC (“Aircraft 47820”), in which we and Fund Nine had ownership interests of 90% and 10%, respectively. Aircraft 47820 was formed for the purpose of acquiring an investment in a McDonnell Douglas DC10-30F aircraft and two spare engines (the “Aircraft and Engines”) on lease to Federal Express Corporation (“FedEx”). On March 11, 2003, Aircraft 47820 acquired the Aircraft and Engines for approximately $27,288,000, including approximately $24,211,000 of non-recourse debt. Our portion of the cash purchase price was approximately $2,769,000. On March 30, 2007, Aircraft 47820 sold the Aircraft and Engines to FedEx for $5,475,000 and recognized a loss on the sale of approximately $1,025,000.

During December 2002, we and Fund Nine formed a joint venture, ICON Aircraft 46835, LLC (“Aircraft 46835”), in which we and Fund Nine had ownership interests of 15% and 85%, respectively. Aircraft 46835 was formed for the purpose of acquiring a McDonnell Douglas DC10-30F aircraft on lease to FedEx. On December 27, 2002, the joint venture acquired the aircraft for approximately $25,292,000, including approximately $22,292,000 of non-recourse debt. Our portion of the cash purchase price was approximately $450,000. On March 30, 2007, Aircraft 46835 sold the aircraft to FedEx for $4,260,000 and recognized a loss on the sale of approximately $640,000.

 Investment in Option

At December 31, 2006, our General Partner determined that our investment in an option to purchase a 1994 Boeing 737-524 aircraft, together with two engines, was impaired and, accordingly, we recorded an impairment loss of $2,100,000. Our General Partner’s decision was based upon the fact that the option was currently out of the money and the probability that we would not exercise the option, which expires May 5, 2012.

Sale of Digital Mini-Labs

At January 1, 2006, we held four lease schedules consisting of 128 Noritsu Optical/Digital photo processing mini-labs that were subject to lease with K-Mart Corporation (“K-Mart”). On April 30, 2006 and May 31, 2006, two of the four lease schedules expired and, pursuant to the terms of the schedules, the schedules were extended for an additional 90 days. These extensions ended on or before September 30, 2006, and we reclassified the net book value of the equipment of approximately $269,000 to equipment held for sale. The remaining two lease schedules with K-Mart expired during 2006 and we reclassified the net book value of this equipment of $37,120 and $67,295, respectively, to equipment held for sale.  We also sold equipment for proceeds of $9,360 during the fourth quarter of 2006. Our General Partner determined, based upon negotiations with potential buyers, that the Noritsu Optical/Digital equipment held by K-Mart was impaired.  Accordingly, for the year ended December 31, 2006, we recorded an impairment loss of approximately $393,000, net of estimated selling costs. At December 31, 2006, the four K-Mart lease schedules represented equipment held for sale totaling $140,400. On February 9, 2007, we sold all of the remaining equipment previously on lease to K-Mart for approximately $254,100 and recognized a gain on the sale of this equipment of approximately $111,000.

Lease Extensions and Non-Recourse Debt Refinancing of Two Airbus Aircraft

During February 2002, we formed a wholly owned subsidiary, ICON Aircraft 123, LLC (“ICON 123”), for the purpose of acquiring Aircraft 123, which was subject to a lease with Cathay. Aircraft 123 was purchased for approximately $75,000,000, including the assumption of approximately $70,500,000 of non-recourse debt. On March 14, 2006, we entered into a lease extension with Cathay with respect to the aircraft, which extended the lease to October 1, 2011. Effective March 14, 2006, in connection with the Cathay lease extension, the outstanding non-recourse debt of approximately $52,850,000 was refinanced after applying $282,000 from a reserve account established in connection with the original lease with Cathay. The non-recourse debt matures on October 1, 2011 and has a balloon payment of approximately $32,000,000. The interest rate of the refinanced non-recourse debt was fixed at 6.1095% under the terms of the debt agreement, effective October 3, 2006. At December 31, 2008, the fair market value of the non-recourse debt was approximately $44,738,000.

ICON 123 had a commitment with respect to Aircraft 123 to pay certain maintenance costs that were incurred on or prior to March 14, 2006. ICON 123 had established, under the original lease, a maintenance reserve cash account to pay for its portion of these costs. This account was funded by free cash from the lease payments in accordance with the terms of the original lease. For the year ended December 31, 2006, ICON 123 accrued approximately $1,157,000 relating to the maintenance costs. In January 2007, ICON 123 repaid outstanding maintenance costs of approximately $1,546,000.  The balance in its maintenance reserve cash account was approximately $1,403,000. As discussed below, approximately $143,000 of the remaining costs were borrowed and will be repaid when Aircraft 123 is sold at the end of the lease.

During February 2002, we and Fund Nine formed ICON Aircraft 126 LLC (“ICON 126”) for the purpose of acquiring all of the outstanding shares of Delta Aircraft Leasing Limited (“D.A.L.”), a Cayman Islands registered company that owns, through an owner trust, Aircraft 126. Aircraft 126 was subject to a lease with Cathay at the time of purchase, which was consummated during March 2002. The lease was initially scheduled to expire in March 2006, but has been extended until July 1, 2011. We and Fund Nine each have ownership interests of 50% in ICON 126. ICON 126 consolidates the financial position and operations of D.A.L. in its consolidated financial statements.

Effective March 27, 2006, in connection with the lease extension, approximately $52,850,000 of non-recourse debt associated with Aircraft 126 was refinanced after applying $583,000 from a reserve account established in connection with the original lease with Cathay. The refinanced non-recourse debt matures on July 1, 2011 and requires a balloon payment of approximately $33,000,000 at maturity. The interest rate of the refinanced debt was fixed at 6.104% under the terms of the debt agreement, effective October 3, 2006.

ICON 126 had a commitment with respect to Aircraft 126 to pay certain maintenance costs that were incurred on or prior to March 27, 2006. ICON 126 had established a maintenance reserve cash account under the original lease to pay for its portion of these costs. This account was funded by free cash from the lease payments in accordance with the terms of the original lease. During 2006, ICON 126 received $182,021 of capital contributions from both of its members, of which $50,000 was for amounts relating to the maintenance reserve cash account and $132,021 was related to costs paid by its members relating to the refinancing of the non-recourse debt. During September 2006, approximately $1,153,000 was paid for maintenance costs. The maintenance account for Aircraft 126 was cross-collateralized with the maintenance account for ICON 123. Under the terms of this agreement, ICON 126 was required to pay on behalf of ICON 123, any maintenance cost shortfalls incurred by the affiliate. On January 30, 2007, ICON 126 paid approximately $143,000 in maintenance costs from its maintenance account on behalf of ICON 123.  The maintenance account and related security interests were then terminated.   ICON 123 will reimburse ICON 126 when the aircraft is sold. The excess cash remaining in ICON 126’s account of approximately $97,000 includes interest accreted in the amount of approximately $38,000 through December 31, 2008.

In connection with the purchase of Aircraft 123, the owner trustee entered into two first priority charge on cash deposit agreements pursuant to which, as discussed above, the maintenance reserve cash account for Aircraft 126 was cross-collateralized with the maintenance reserve cash account for Aircraft 123. In addition, ICON 123 and ICON 126 are parties to a residual sharing agreement with respect to the aircraft. See Note 12 in “Part II, Item 8. Consolidated Financial Statements and Supplementary Information”.

In light of recent, unprecedented high fuel prices during 2008 and the related impact on the airline industry, our General Partner reviewed our investments in Aircraft 123 and Aircraft 126 at the beginning of the third quarter of 2008.  In accordance with the provisions of Financial Accounting Standards Board (“FASB”) Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) and based upon recent changes in the airline industry, our General Partner determined that each of Aircraft 123 and Aircraft 126 were impaired.

Based on our General Partner’s review, the residual values of Aircraft 123 and Aircraft 126 exceeded the expected undiscounted future cash flows of Aircraft 123 and Aircraft 126 and, as a result, we recorded an impairment charge representing the difference between the residual value and the expected discounted future cash flows of Aircraft 123 and Aircraft 126.  The expected discounted future cash flows of Aircraft 123 and Aircraft 126 were determined using a market approach, a recent appraisal for Aircraft 123 and Aircraft 126 and recent sales of similar aircraft, as well as other factors, including those discussed below.  As a result, we recorded an impairment loss on Aircraft 123 of $3,888,367 as of June 30, 2008. In addition, as of June 30, 2008, ICON 126 recorded an impairment loss on Aircraft 126 of approximately $3,900,000, of which our share was approximately $1,950,000.

The following factors, among others, indicated that the full residual values of Aircraft 123 and Aircraft 126 might not be recoverable: (i) indications that lenders were willing to finance less of the acquisition cost of four-engine aircraft, which increased with each dollar rise of the price of fuel, thereby undermining the residual value expectations of such aircraft; (ii) the rising cost of fuel was increasing the operating costs of four-engine aircraft and similar capacity twin-engine aircraft, thereby making such aircraft less attractive investments at the time and thereby depressing the market for Aircraft 123 and Aircraft 126; and (iii) the likelihood of aircraft operators switching to more efficient aircraft, thereby depressing the market for Aircraft 123 and Aircraft 126.

Sale of five Pratt and Whitney 2037 Aircraft Engine Modules

We owned five Pratt and Whitney 2037 aircraft engine modules (the “Engine Modules”) on lease to American Airlines, Inc., formerly TWA Airlines, LLC (“TWA”).  On August 8, 2007, we sold all the Engine Modules to an unaffiliated third-party for a gross sales price of $6,050,000. In connection with the sale, we recorded net proceeds of approximately $5,547,000 and a gain on sale of approximately $1,042,000.

Sale of Over the Road Rolling Stock, Manufacturing and Materials Handling Equipment

ICON Cheyenne, LLC (“ICON Cheyenne”) was a joint venture among us, ICON Cash Flow Partners L.P. Seven (“L.P. Seven”) and ICON Income Fund Eight A L.P. (“Fund Eight A”), entities also managed by our General Partner, which had ownership interests of 97.73%, 1.27% and 1.00%, respectively. The portfolio consisted of, among other things, over the road rolling stock, manufacturing equipment and materials handling equipment. During 2006, ICON Cheyenne sold various pieces of its equipment portfolio for approximately $583,000 and recognized a gain of approximately $582,000 on these sales. During the second quarter of 2007, ICON Cheyenne sold all of the remaining equipment to a third-party for total sales proceeds of approximately $111,000.  A total gain on sale of approximately $110,000 was recognized by ICON Cheyenne.

On December 1, 2004, we transferred our entire 5.00% interest in ICON/Kenilworth, LLC (“Kenilworth”), which owned a 25 MW co-generation facility on lease to Schering-Plough Corporation, to Fund Nine, in exchange for a 25.87% interest in ICON SPK 2023-A, LLC (“ICON SPK”).  Following the exchange, we had no interest in Kenilworth and we and Fund Nine had ownership interests of 74.87% and 25.13%, respectively, in ICON SPK.

The ICON SPK portfolio consisted of various equipment leases, including materials handling, telecommunications and computer equipment. During 2006, ICON SPK sold various pieces of its portfolio for approximately $460,000 in cash and recognized a loss of approximately $106,000 on those sales. During the second quarter of 2007, ICON SPK sold all of its remaining equipment to a third-party for sales proceeds of approximately $348,000.  A gain on sale of approximately $264,000 was recognized by ICON SPK.

Assignment of Rowan Cash Flow

On February 23, 2005, L.P. Seven assigned to us 2.69% of its rights to the profits, losses, and cash flows from its limited partnership interest in an entity that owns a 100% interest in a mobile offshore drilling rig that is subject to lease with Rowan Companies, Inc. L.P. Seven assigned the rights to us as repayment of its approximately $673,000 outstanding debt obligation to us pursuant to a contribution agreement that we had with Comerica Bank. This assignment increased our rights to the profits, losses, and cash flows from L.P. Seven’s limited partnership interest from 3.24%, which were assigned to us in November 2004, to 5.93%. The repayment amount represented our General Partner’s estimated fair value of L.P. Seven's interest in the mobile offshore drilling rig at February 23, 2005. The fair value of the mobile offshore drilling rig was determined using an appraisal and cash flow analysis. During the year ended December 31, 2006, we received approximately $267,000 in cash distributions related to this assignment. No cash distributions were received from these rights in the two years ended December 31, 2008.

Recent Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the retained interest and gain or loss when a subsidiary is deconsolidated. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited. Our General Partner is currently evaluating the impact of SFAS No. 160 on our consolidated financial statements.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Accounting for Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of 2009. The measurement and disclosure requirements related to financial assets and financial liabilities were effective for us beginning in the first quarter of 2008. The adoption of SFAS No. 157 for financial assets and financial liabilities did not have a significant impact on our consolidated financial statements.  Our General Partner is currently evaluating the impact that SFAS No. 157 will have on our consolidated financial statements when it is applied to non-financial assets and non-financial liabilities beginning in the first quarter of 2009. The resulting fair values calculated under SFAS No. 157 after adoption may be different from the fair values that would have been calculated under previous guidance.

Critical Accounting Policies

An understanding of our critical accounting policies is necessary to understand our financial results. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires our General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates primarily include the determination of allowance for doubtful accounts, depreciation and amortization, impairment losses, estimated useful lives and residual values.  Actual results could differ from those estimates. We applied our critical accounting policies and estimation methods consistently in all periods presented.  We consider the following accounting policies to be critical to our business:

•	Lease classification and revenue recognition;
•	Asset impairments;
•	Depreciation; and
•	Initial direct costs.

Lease Classification and Revenue Recognition

Each equipment lease we entered into is classified either as a finance or an operating lease, which is determined based upon the terms of each lease. For a finance lease, the initial direct costs were capitalized and amortized over the lease term.  For an operating lease, the initial direct costs were included as a component of the cost of the equipment and depreciated over the estimated useful life of the equipment.

For finance leases, we recorded, at lease inception, the total minimum lease payments receivable from the lessee, the estimated unguaranteed residual value of the equipment at lease termination, the initial direct costs related to the lease and the related unearned income.  Unearned income represents the difference between the sum of the minimum lease payments receivable plus the estimated unguaranteed residual value minus the cost of the leased equipment.  Unearned income is recognized as finance income over the term of the lease using the effective interest rate method.

For operating leases, rental income is recognized on a straight-line basis over the lease term.  Billed operating lease receivables are included in accounts receivable until collected.  Deferred income is the difference between the timing of the cash payments and the income recognized on a straight-line basis.

Our General Partner has an investment committee that approved each new equipment lease and  other financing transaction. As part of its process it determined the residual value, if any, to be used once the investment was approved.  The factors considered in determining the residual value included, but were not limited to, the creditworthiness of the potential lessee, the type of equipment considered, how the equipment was integrated into the potential lessee’s business, the length of the lease and the industry in which the potential lessee operated. Residual values are reviewed for impairment in accordance with our impairment review policy.

The residual value assumed, among other things, that the asset would be utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place were disregarded and it was assumed that there was no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly.  The residual value was calculated using information from various external sources, such as trade publications, auction data, equipment dealers, wholesalers and industry experts, as well as inspection of the physical asset and other economic indicators.

Asset Impairments

The significant assets in our portfolio are periodically reviewed, no less frequently than annually, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss will be recognized only if the carrying value of a long-lived asset is not recoverable and exceeds its fair market value. If there is an indication of impairment, we will estimate the future cash flows (undiscounted and without interest charges) expected from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows.  If an impairment is determined to exist, the impairment loss will be measured as the amount by which the carrying value of a long-lived asset exceeds its fair value and recorded in the consolidated statements of operations in the period the determination is made.

The events or changes in circumstances that generally indicate that an asset may be impaired are (i) the estimated fair value of the underlying equipment is less than its carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to satisfy the residual position in the asset and, if applicable, the remaining obligation to the non-recourse lender. Generally in the latter situation, the residual position relates to equipment subject to third-party non-recourse debt where the lessee remits its rental payments directly to the lender and we do not recover its residual position until the non-recourse debt is repaid in full. The preparation of the undiscounted cash flows requires the use of assumptions and estimates, including the level of future rents, the residual value expected to be realized upon disposition of the asset, estimated downtime between re-leasing events and the amount of re-leasing costs. Our General Partner’s review for impairment includes a consideration of the existence of impairment indicators including third-party appraisals, published values for similar assets, recent transactions for similar assets, adverse changes in market conditions for specific asset types and the occurrence of significant adverse changes in general industry and market conditions that could affect the fair value of the asset.

Depreciation

We record depreciation expense on leased equipment classified as an operating lease.  In order to calculate depreciation, we first determined the depreciable equipment cost, which is the cost less the estimated residual value.  The estimated residual value is our estimate of the value of the equipment at lease termination.  Depreciation expense is recorded by applying the straight-line method of depreciation to the depreciable equipment cost over the lease term.

Initial Direct Costs

We capitalized initial direct costs associated with the origination and funding of leased assets and other financing transactions in accordance with SFAS No. 91 “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” The costs were amortized on a lease by lease basis based on actual lease term using a straight-line method for operating leases and the effective interest rate method for direct finance leases. Costs related to leases or other financing transactions that were not consummated were expensed as an acquisition expense.

Results of Operations for the Years Ended December 31, 2008 (“2008”) and 2007 (“2007”)

We are currently in our liquidation period, which began on June 17, 2007. During our liquidation period, we are selling and will continue to sell our assets in the ordinary course of business.  As we sell our assets, both rental income and finance income will decrease over time as will expenses related to our assets, such as depreciation and amortization expense. Additionally, interest expense should decrease as we reach the expiration of leases that were financed and the debt is repaid to the lender.  As leased equipment is sold, we will incur gains or losses on these sales. We will continue to liquidate our assets during this period and we expect to see a reduction in revenue and expenses accordingly.

Revenue for 2008 and 2007 are summarized as follows:

	Years ended December 31,
	2008	2007	Change
Rental income	$6,376,364	$8,580,752	$(2,204,388)
Finance income	790,254	742,064	48,190
Loss from investments in joint ventures	(2,168,613)	(282,582)	(1,886,031)
Net gain on sales of equipment	-	493,196	(493,196)
Interest and other income	405	72,895	(72,490)

Total revenue	$4,998,410	$9,606,325	$(4,607,915)

Total revenue for 2008 decreased $4,607,915, or 48.0%, as compared to 2007.  The decrease in rental income was primarily due to (i) the sale of the Aircraft and Engines on March 30, 2007, (ii) the sale of the Engine Modules on August 8, 2007, and (iii) the sale of assets by ICON SPK and ICON Cheyenne during the second quarter of 2007.  The sale of the Aircraft and Engines in March 2007 resulted in a reduction of total rental payments of approximately $1,624,000 in 2008. The sale of the Engine Modules accounted for approximately $424,000 of the reduction in rental income.  The sale of all the remaining equipment in the ICON SPK and ICON Cheyenne portfolios resulted in a reduction of the total rental payments of approximately $128,000 and $23,000, respectively.  The increase in loss from investments in joint ventures was primarily due to the impairment loss of approximately $1,950,000 recorded as of June 30, 2008 on our investment in Aircraft 126. There was no impairment loss recorded in 2007.

Expenses for 2008 and 2007 are summarized as follows:

	Years ended December 31,
	2008	2007	Change
Depreciation and amortization	$3,860,671	$4,557,064	$(696,393)
Impairment loss	3,888,367	-	3,888,367
Interest	2,881,300	3,326,807	(445,507)
General and administrative	821,636	405,470	416,166

Total expenses	$11,451,974	$8,289,341	$3,162,633

Total expenses for 2008 increased $3,162,633 or 38.2%, as compared to 2007. The increase in impairment loss was due to the impairment loss recorded on Aircraft 123 as of June 30, 2008. The decrease in depreciation and amortization expense was due to: (i) the sale of the Aircraft and Engines on March 30, 2007, (ii) the sale of the Engine Modules on August 8, 2007 and (iii) the sales of the remaining assets in the ICON SPK portfolio. The sale of the Aircraft and Engines resulted in a total decrease in depreciation and amortization expense of approximately $540,000 in 2008. The sale of the Engine Modules resulted in a total decrease in depreciation and amortization expense of approximately $123,000 in 2008. The sale of the remaining assets in the ICON SPK portfolio resulted in a decrease of approximately $21,000 in depreciation and amortization expense in 2008. The decrease in interest expense is due to the pay down of the non-recourse debt in 2008. The increase in general and administrative expense was primarily due to professional fees.

Minority Interest

Minority interest expense for 2008 decreased $170,005, or 100%, as compared to 2007. The decrease in minority interest expense was due to the sale of all remaining assets in the ICON SPK and ICON Cheyenne portfolios and the Aircraft and Engines.

Net (Loss) Income

As a result of the foregoing changes from 2007 to 2008, net loss for 2008 was $6,453,564 as compared to net income for 2007 of $1,146,979.  The net loss per weighted average Unit for 2008 was $8.63 as compared to net income per weighted average Unit for 2007 of $1.53.

Results of Operations for the Years Ended December 31, 2007 (“2007”) and 2006 (“2006”)

Revenue for 2007 and 2006 are summarized as follows:

	Years ended December 31,
	2007	2006	Change
Rental income	$8,580,752	$16,174,323	$(7,593,571)
Finance income	742,064	133,856	608,208
Loss from investments in joint ventures	(282,582)	(778,423)	495,841
Net gain on sales of equipment	493,196	476,020	17,176
Interest and other income	72,895	246,729	(173,834)

Total revenue	$9,606,325	$16,252,505	$(6,646,180)

Total revenue for 2007 decreased $6,646,180, or 40.9%, as compared to 2006 primarily due to the decrease in rental income.  The decrease in rental income was due to: (i) the sale of the Aircraft and Engines on March 30, 2007, (ii) the sale of equipment on lease to K-Mart during the first quarter of 2007, (iii) the extension of our lease for Aircraft 123 during March 2006, (iv) the sale of the remaining assets in the ICON SPK and ICON Cheyenne portfolios during the second quarter of 2007 and (v) the sale of the Engine Modules on August 8, 2007. The sale of the Aircraft and Engines in March 2007 resulted in a reduction of total rental payments of approximately $4,900,000 in 2007. The sale of the equipment on lease to K-Mart resulted in a decrease of total rental payments of approximately $907,000. The extension of our lease with Cathay included a reduction in the monthly rental payment, which resulted in a decrease to total rental payments of approximately $744,000 in 2007. The sale of all the remaining assets in the ICON SPK and ICON Cheyenne portfolios during the second quarter of 2007 resulted in a reduction of total rental payments of approximately $445,000 and $330,000, respectively. The sale of the Engine Modules in August 2007 resulted in a reduction of total rental payments of approximately $302,000 in 2007. The decrease in total revenue was partly offset by an increase in finance income primarily due to the addition of the Global Crossing lease that commenced in April 2007 and the reduction in our net loss from investments in joint ventures, which was primarily due to the lease extension completed during March 2006 for Aircraft 126.

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

Total expenses for 2007 decreased $8,140,841, or 49.5%, as compared to 2006. The change was from a decrease in all expense categories. The decrease in depreciation and amortization expense was due to: (i) the sale of the Aircraft and Engines on March 30, 2007, (ii) the extension of our lease with Cathay in March 2006 and (iii) the sale of the remaining assets in the ICON SPK portfolio during the second quarter of 2007. The sale of the Aircraft and Engines resulted in a total decrease in depreciation and amortization expense of approximately $1,600,000 in 2007. The lease extension with Cathay for Aircraft 123 increased the overall number of total rental payments, but simultaneously decreased the monthly depreciation and amortization expense by approximately $564,000 in 2007. The sale of the remaining assets in the ICON SPK portfolio resulted in a decrease of approximately $379,000 in depreciation and amortization expense in 2007. The impairment loss in 2006 was due to the following: (i) $2,100,000 recognized on our investment in an option to purchase a Boeing 737-524 aircraft on lease to a United States based commercial airline and (ii) approximately $393,000 from our optical/digital equipment previously on lease to K-Mart. The decrease in general and administrative expense was primarily due to the approximately $1,546,000 one-time maintenance charge incurred with respect to Aircraft 123 in 2006; there was no charge for 2007. The decrease in both management fees – General Partner and administrative expense reimbursements – General Partner was due to our General Partner’s decision, effective May 1, 2006, to waive all future management fees and administrative expense reimbursements, although the General Partner continues to provide these services. The decrease in interest expense was due to the reduction in the outstanding balance on our non-recourse debt obligation and the March 2006 refinancing of our non-recourse debt on the Cathay lease by ICON 123.

Minority Interest

Minority interest expense for 2007 decreased by $266,744, or 61.1%, as compared to 2006. The decrease in minority interest expense was due to the sale of the Aircraft and Engines and all remaining assets in the ICON SPK and ICON Cheyenne portfolios during 2007.

Net Income (Loss)

As a result of the foregoing changes from 2006 to 2007, net income for 2007 was $1,146,979 as compared to a net loss for 2006 of $614,426.  The net income per weighted average Unit for 2007 was $1.53 as compared to a net loss per weighted average Unit for 2006 of $0.82.

Financial Condition

This section discusses the major balance sheet variances from 2008 compared to 2007.

Total Assets

Total assets decreased $11,907,574, from $65,113,221 at December 31, 2007 to $53,205,647 at December 31, 2008. The decrease was predominantly due to an impairment charge on Aircraft 123 and our 50% share of the impairment charge on Aircraft 126 during 2008.  These charges represented approximately $5,838,000 of the decrease in total assets.  Also contributing to the decrease in total assets was the depreciation of our leased equipment of approximately $3,818,000 and distributions paid to our partners of approximately $1,845,000.

Current Assets

Current assets increased $43,996, from $2,201,058 at December 31, 2007 to $2,245,054 at December 31, 2008. The increase was primarily due to an increase in the accounts receivable balance related to the finance lease with Global Crossing.

Total Liabilities

Total liabilities decreased $3,605,080, from $48,066,249 at December 31, 2007 to $44,461,169 at December 31, 2008. The decrease was mainly due to the repayment of a portion of the outstanding balance on the non-recourse debt obligation related to Aircraft 123.

Current Liabilities

Current liabilities increased $424,190, from $5,719,946 at December 31, 2007 to $6,144,136 at December 31, 2008.  The increase was primarily due to an increase of approximately $233,000 in the current portion of the non-recourse debt obligation and an increase of approximately $164,000 in deferred revenue related to Aircraft 123.

Partners’ Equity

Partners’ equity decreased $8,302,494, from $17,046,972 at December 31, 2007 to $8,744,478 at December 31, 2008.  The decrease was largely attributable to the net loss reported during 2008.  In addition, during our liquidation period, we distributed substantially all of the distributable cash from operations and equipment sales to our partners.

Liquidity and Capital Resources

Sources and Uses of Cash

At December 31, 2008 and 2007, we had cash and cash equivalents of $167,128 and $414,156, respectively. During our liquidation period, our main source of cash is expected to be from operating and investing activities from the sale or disposal of our assets. Our main use of cash during the liquidation period is expected to be from financing activities, in the form of cash distributions to our partners.

Operating Activities

Sources of Cash

Sources of cash from operating activities decreased $116,173, from $1,810,575 in 2007 to $1,694,402 in 2008. The decrease was primarily due to the reduction in overall lease activity expected during our liquidation period.

Investing Activities

Sources of Cash

Sources of cash from investing activities decreased from $12,422,785 in 2007 to $0 in 2008. The decrease was due to no sales of equipment during 2008.  During 2007, our sources of cash resulted from the sales of (i) the Engine Modules, (ii) the assets owned by ICON SPK and ICON Cheyenne, (iii) the equipment previously on lease to K-Mart, (iv) the Aircraft and Engines, and (v) a McDonnell Douglas DC 10-30F aircraft in which we had a 15% ownership interest.

Uses of Cash

Uses of cash in investing activities decreased $7,743,658, from $7,766,158 in 2007 to $22,500 in 2008. During 2007, we purchased the telecommunications equipment currently on lease to Global Crossing.  We did not purchase any additional equipment during 2008 as we are in our liquidation period.

Financing Activities

Sources of Cash

Sources of cash from financing activities decreased from $3,630,000 in 2007 to $0 in 2008.  During 2007, we borrowed $3,630,000 from our revolving line of credit.  There were no borrowings in 2008.

Uses of Cash

Uses of cash in financing activities decreased $8,526,717, from $10,445,647 in 2007 to $1,918,930 in 2008. The repayment of $5,500,000 on the revolving line of credit was the principal use of cash in financing activities during 2007.  We repaid $70,000 of the revolving line of credit in 2008.  A reduction in the distributions paid to our partners in 2008 also contributed to the decrease.  During 2008 and 2007, we paid distributions to our partners of $1,845,457, and $4,351,859, respectively.  In addition, there were no distributions to minority interest holders in 2008 as the assets owned by our majority-owned subsidiaries were sold in 2007.

Financings and Borrowings

Non-Recourse Debt

At December 31, 2008, we had a non-recourse debt obligation that was being paid directly to the lender by the lessee and was accruing interest at 6.1095% per year. The outstanding balance of our non-recourse debt was $42,346,303 at December 31, 2008. At December 31, 2007 and 2006, we had two non-recourse debt obligations that were being paid directly to the lenders by the lessees that accrued interest at 6.1095% and 4.035% per year. The outstanding balance of our non-recourse debt at December 31, 2007 and 2006 was $46,142,220 and $52,572,875, respectively.

Effective March 14, 2006, in connection with the Cathay lease extension for Aircraft 123, the outstanding non-recourse debt of approximately $52,568,000 was refinanced. The debt matures on October 1, 2011, has a balloon payment of approximately $32,000,000 and has an interest rate that was fixed at 6.1095% under the terms of the debt agreement, effective October 3, 2006.

Revolving Line of Credit, Recourse

We, along with Fund Nine, Fund Ten, Fund Eleven and Fund Twelve (entities sponsored and managed by our General Partner) (collectively, the “Borrowers”), are parties to a Commercial Loan Agreement, as amended (the “Loan Agreement”), with CB&T. The Loan Agreement provides for a revolving line of credit of up to $30,000,000 pursuant to a senior secured revolving loan facility (the “Facility”), which is secured by all assets of the Borrowers not subject to a first priority lien, as defined in the Loan Agreement. Each of the Borrowers is jointly and severally liable for all amounts borrowed under the Facility. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain lease agreements in which the Borrowers have a beneficial interest.

The Facility expires on April 30, 2010 and the Borrowers may request a one year extension to the revolving line of credit within 390 days of the expiration date, but CB&T has no obligation to extend. The interest rate for general advances under the Facility is CB&T’s prime rate and the interest rate on up to five separate advances that are permitted to be made under the Facility is the rate at which U.S. dollar deposits can be acquired by CB&T in the London Interbank Eurocurrency Market plus 2.5% per year. The interest rate at December 31, 2008 was 3.25%. In addition, the Borrowers are obligated to pay a quarterly commitment fee of 0.25% on unused commitments under the Facility.

Aggregate borrowings by all Borrowers under the Facility amounted to $6,185,000 at December 31, 2008. We had $1,185,000 in borrowings outstanding under the Facility as of such date, the remaining balance of $5,000,000 was borrowed by Fund Eleven. On February 26, 2009, Fund Eleven borrowed an additional $600,000 under the Facility. For additional information, see Note 8 to our consolidated financial statements.

Our General Partner believes that with the cash we currently have available, the cash being generated from our remaining leases, and the proceeds from equipment and asset sales, we have sufficient cash to continue our operations into the foreseeable future. We have the ability to borrow additional funds under the Facility if necessary. However, our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect us and our lessees’ businesses that are beyond our control.  See “Part I, Item 1A.  Risk Factors.” At December 31, 2008, we had current assets of $2,245,054 and current liabilities of $6,144,136, which results in a $3,899,082 working capital deficit. Of this amount, $4,029,270 consisted of direct payments to a lender made by our lessee. These direct payments are for a debt that had no corresponding current asset due to the classification of these transactions as operating leases. Therefore, when considering our overall working capital, direct payments should be excluded. The exclusion of these payments yields a positive working capital of $130,188 at December 31, 2008.

Distributions

We, at our General Partner’s discretion, paid monthly distributions to each of our partners beginning the first month after each such partner was admitted through the end of our reinvestment period, which was on June 17, 2007. During the liquidation period, we plan to make distributions in accordance with the terms of our LP Agreement. We expect that distributions made during the liquidation period will vary, depending on the timing of the sale of our assets, our receipt of rental income, and income from our investments. We paid distributions to our limited partners for the years ended December 31, 2008, 2007 and 2006 of $1,827,002, $4,308,340 and $5,934,486, respectively. We paid distributions to our General Partner for the years ended December 31, 2008, 2007 and 2006 of $18,455, $43,519 and $59,944, respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At December 31, 2008, we had both non-recourse and recourse debt obligations. The lender has a security interest in equipment relating to each non-recourse debt instrument and an assignment of the rental payments under the lease associated with the equipment. In that case, the lender is being paid directly by the lessee. If the lessee defaults on the lease, the equipment would be returned to the lender in extinguishment of the non-recourse debt. At December 31, 2008, our outstanding non-recourse debt obligations were $42,346,303. We are a party to the Facility, as discussed in the Financing and Borrowings section above. We had $1,185,000 of borrowings under the Facility at December 31, 2008.

Principal maturities of our debt and related interest consisted of the following at December 31, 2008:

	Payments Due by Period
		Less Than 1	1 - 3
	Total	Year	Years
Non-recourse debt	$42,346,303	$4,029,270	$38,317,033
Non-recourse interest	6,489,907	2,510,724	3,979,183
Revolving line of credit	1,185,000	1,185,000	-

	$50,021,210	$7,724,994	$42,296,216

We had a commitment with regards to Aircraft 123 to pay certain maintenance costs that were incurred on or prior to March 14, 2006. We had established, under the original lease, a maintenance reserve cash account to pay for our portion of these costs. In January 2007, the outstanding maintenance cost of approximately $1,546,000 was repaid with the balance in the reserve cash account of approximately $1,403,000. The remaining balance of approximately $143,000 was borrowed from ICON 126 and will be reimbursed when Aircraft 123 is sold.

We entered into residual sharing agreements with various third parties. In connection with these agreements, residual proceeds received in excess of specific amounts will be shared with these third parties based on specific formulas.

Off-Balance Sheet Transactions

None.

Inflation and Interest Rates

The potential effects of inflation on us are difficult to predict.  If the general economy experiences significant rates of inflation, however, it could affect us in a number of ways.  We do not currently have rent escalation clauses tied to inflation in our leases. The anticipated residual values to be realized upon the sale or re-lease of equipment upon lease termination (and thus the overall cash flow from our leases) may be expected to increase with inflation as the cost of similar new and used equipment increases.

If interest rates increase significantly, leases already in place would generally not be affected.

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

We currently have two outstanding notes payable, one of which is non-recourse debt and the other is associated with our recourse revolving line of credit.  Due to the fixed nature of the non-recourse debt, the conditions in the credit markets as of December 31, 2008 have not had any impact on us.  With respect to our revolving line of credit, which is subject to a variable interest rate, our General Partner has evaluated the impact of the condition of the credit markets on the outstanding balance and has determined that it will not have any material impact on us.  Furthermore, we are currently in our liquidation period and, therefore, as we have no current intentions of obtaining additional external financing or refinancing our existing indebtedness, we do not expect any adverse impact on our cash flows should credit conditions in general remain the same or deteriorate further.

In general, we managed our exposure to interest rate risk by obtaining fixed rate debt. The fixed rate debt was structured so as to match the cash flows required to service the debt to the payment streams under fixed rate lease receivables. The payments under each lease are assigned to the lender in satisfaction of the debt.

We manage our exposure to equipment and residual risk by monitoring the markets our leased equipment is in and maximizing remarketing proceeds through the re-lease or sale of equipment.

Item 8. Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners
ICON Income Fund Eight B L.P.

We have audited the accompanying consolidated balance sheets of ICON Income Fund Eight B L.P. (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in partners' equity, and cash flows for each of the two years in the period ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ICON Income Fund Eight B L.P. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young, LLP

March 20, 2009
New York, New York

The Partners
ICON Income Fund Eight B L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated statements of operations, changes in partners’ equity and cash flows of ICON Income Fund Eight B L.P. (a Delaware limited Partnership) and subsidiaries for the year ended December 31, 2006.  These consolidated financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of ICON Income Fund Eight B L.P. and subsidiaries for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ Hays & Company LLP

April 2, 2007
New York, New York

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Consolidated Balance Sheets

Assets
	December 31,
	2008	2007
Current assets
Cash and cash equivalents	$167,128	$414,156
Current portion of net investment in finance leases	2,009,175	1,764,772
Other current assets	68,751	22,130

Total current assets	2,245,054	2,201,058

Non-current assets
Net investment in finance leases, less current portion	2,911,511	4,920,687
Leased equipment at cost (less accumulated depreciation
of $29,921,414 and $26,103,232, respectively)	45,495,306	53,201,855
Investments in joint ventures	1,267,392	3,413,505
Other non-current assets, net	1,286,384	1,376,116

Total non-current assets	50,960,593	62,912,163

Total Assets	$53,205,647	$65,113,221

Liabilities and Partners' Equity

Current liabilities
Current portion of non-recourse long-term debt	$4,029,270	$3,795,917
Revolving line of credit, recourse	1,185,000	1,255,000
Deferred revenue	450,000	286,364
Due to affiliates	143,070	143,070
Accrued expenses and other current liabilities	336,796	239,595

Total current liabilities	6,144,136	5,719,946

Non-current liabilities
Non-recourse long-term debt, net of current portion	38,317,033	42,346,303

Total Liabilities	44,461,169	48,066,249

Commitments and contingencies (Note 12)

Partners' Equity
General Partner	(561,615)	(478,624)
Limited Partners	9,306,093	17,525,596

Total Partners' Equity	8,744,478	17,046,972

Total Liabilities and Partners' Equity	$53,205,647	$65,113,221

See accompanying notes to the consolidated financial statements.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Operations

	Years Ended December 31,
	2008	2007	2006
Revenue:
Rental income	$6,376,364	$8,580,752	$16,174,323
Finance income	790,254	742,064	133,856
Loss from investments in joint ventures	(2,168,613)	(282,582)	(778,423)
Net gain on sales of equipment	-	493,196	476,020
Interest and other income	405	72,895	246,729

Total revenue	4,998,410	9,606,325	16,252,505

Expenses:
Management fees - General Partner	-	-	410,842
Administrative expense reimbursements - General Partner	-	-	161,980
Depreciation and amortization	3,860,671	4,557,064	7,577,104
Impairment loss	3,888,367	-	2,493,108
Interest	2,881,300	3,326,807	3,582,860
General and administrative	821,636	405,470	657,832
Maintenance expense	-	-	1,546,456

Total expenses	11,451,974	8,289,341	16,430,182

(Loss) income before minority interest	(6,453,564)	1,316,984	(177,677)

Minority interest	-	(170,005)	(436,749)

Net (loss) income	$(6,453,564)	$1,146,979	$(614,426)

Net (loss) income allocable to:
Limited Partners	$(6,389,028)	$1,135,509	$(608,282)
General Partner	(64,536)	11,470	(6,144)

	$(6,453,564)	$1,146,979	$(614,426)

Weighted average number of units of limited
partnership interests outstanding	740,411	740,985	741,752

Net (loss) income per weighted average
unit of limited partnership interests	$(8.63)	$1.53	$(0.82)

See accompanying notes to the consolidated financial statements.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Changes in Partners' Equity

	Units of Limited			Total
	Partnership	Limited	General	Partners'
	Interests	Partners'	Partner	Equity
Balance, January 1, 2006	742,830	$27,317,628	$(380,487)	$26,937,141

Units of limited partnership interests redeemed	(1,300)	(51,135)	-	(51,135)
Cash distributions to partners	-	(5,934,486)	(59,944)	(5,994,430)
Net loss	-	(608,282)	(6,144)	(614,426)

Balance, December 31, 2006	741,530	20,723,725	(446,575)	20,277,150

Units of limited partnership interests redeemed	(1,000)	(25,298)	-	(25,298)
Cash distributions to partners	-	(4,308,340)	(43,519)	(4,351,859)
Net income	-	1,135,509	11,470	1,146,979

Balance, December 31, 2007	740,530	17,525,596	(478,624)	17,046,972

Units of limited partnership interests redeemed	(150)	(3,473)	-	(3,473)
Cash distributions to partners	-	(1,827,002)	(18,455)	(1,845,457)
Net loss	-	(6,389,028)	(64,536)	(6,453,564)

Balance, December 31, 2008	740,380	$9,306,093	$(561,615)	$8,744,478

See accompanying notes to the consolidated financial statements.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net (loss) income	$(6,453,564)	$1,146,979	$(614,426)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Rental income paid directly to lenders by lessees	(6,540,000)	(8,129,490)	(13,614,988)
Finance income	(790,254)	(742,064)	(133,856)
Net gain on sales of equipment	-	(493,196)	(476,020)
Loss from investments in joint ventures	2,168,613	282,582	778,423
Depreciation and amortization	3,860,671	4,557,064	7,577,104
Impairment loss	3,888,367	-	2,493,108
Interest expense on non-recourse financing paid directly to lenders by lessees	2,739,131	3,021,752	3,470,390
Interest expense from amortization of debt financing costs	73,665	4,299	60,572
Minority interest	-	170,005	436,749
Changes in operating assets and liabilities:
Collection of finance leases	2,512,538	1,952,376	823,007
Accounts receivable	-	293,255	-
Due to General Partner and affiliates, net	-	143,070	92,836
Other assets	(30,552)	1,399,999	18,043
Deferred revenue	163,636	148,343	(359,282)
Accrued expenses and other current liabilities	102,151	(1,844,599)	1,612,826
Distributions to/from minority interest holders and joint ventures	-	(99,800)	-

Net cash provided by operating activities	1,694,402	1,810,575	2,164,486

Cash flows from investing activities:
Distributions received from joint ventures	-	639,000	-
Proceeds from sales of equipment	-	11,783,785	1,052,969
Purchase of leased equipment	-	(7,754,746)	-
Cash investment in joint ventures	(22,500)	(11,412)	(91,011)

Net cash (used in) provided by investing activities	(22,500)	4,656,627	961,958

Cash flows from financing activities:
Cash distributions to partners	(1,845,457)	(4,351,859)	(5,994,430)
Proceeds from revolving line of credit	-	3,630,000	3,125,000
Repayment of revolving line of credit	(70,000)	(5,500,000)	-
Distributions to minority interest holders in joint ventures	-	(568,490)	(291,943)
Units of limited partnership interests redeemed	(3,473)	(25,298)	(51,135)
			.
Net cash used in financing activities	(1,918,930)	(6,815,647)	(3,212,508)

Net decrease in cash and cash equivalents	(247,028)	(348,445)	(86,064)
Cash and cash equivalents, beginning of the year	414,156	762,601	848,665

Cash and cash equivalents, end of the year	$167,128	$414,156	$762,601

See accompanying notes to the consolidated financial statements.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2008	2007	2006
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$68,504	$380,594	$112,470

Supplemental disclosure of non-cash investing and financing activities:
Principal and interest paid on non-recourse long-term debt directly to
lenders by lessees	$6,540,000	$9,421,608	$14,572,355
Escrow utilized to pay non-recourse long-term debt	$-	$-	$281,868
Transfer of leased equipment to direct finance lease	$-	$7,743,990	$403,565
Transfer of leased equipment to equipment held for sale	$-	$-	$239,043
Transfer of equipment from direct finance lease to equipment held for sale	$-	$-	$104,360
Payment of maintenance costs	$-	$1,546,000	$-

See accompanying notes to the consolidated financial statements.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2008

(1)	Organization

ICON Income Fund Eight B L.P. (the “Partnership”) was formed on February 7, 2000 as a Delaware limited partnership. The Partnership is engaged in one business segment, the business of purchasing equipment and leasing it to third parties, providing equipment and other financing and, to a lesser degree, acquiring ownership rights to items of leased equipment at lease expiration. The Partnership will continue until December 31, 2017, unless terminated sooner.

The Partnership’s principal investment objective is to obtain the maximum economic return from its investments for the benefit of its partners. To achieve this objective the Partnership: (i) acquired a diversified portfolio of equipment leases and financing transactions, (ii) made monthly cash distributions to its partners commencing with each partner's admission through the liquidation period, which commenced on June 17, 2007, (iii) re-invested substantially all undistributed cash from operations and cash from sales of equipment and financing transactions during the reinvestment period, and (iv) began to dispose of its investments and distribute the excess cash from sales of such investments to its partners with the commencement of the liquidation period.

The Partnership’s reinvestment period ended and the Partnership commenced its liquidation period on June 17, 2007. During the liquidation period, the Partnership is distributing substantially all of its distributable cash from operations and equipment sales to the partners and will continue the orderly termination of its operations and affairs. The Partnership will not invest in any additional finance or lease transactions during the liquidation period.

The general partner of the Partnership is ICON Capital Corp. (the “General Partner”), a Delaware corporation. The General Partner manages and controls the business affairs of the Partnership, including, but not limited to, the equipment leases and other financing transactions that the Partnership entered into pursuant to the terms of the Partnership’s limited partnership agreement, as amended (the “LP Agreement”).  Additionally, the General Partner has a 1% interest in the profits, losses, cash distributions and liquidation proceeds of the Partnership.

The Partnership's maximum offering was $75,000,000. The Partnership commenced business operations on its initial closing date, June 14, 2000, with the admission of investors holding 15,816 units of limited partnership interests (“Units”) representing $1,581,551 of capital contributions.  Between June 15, 2000 and October 17, 2001, the final closing date, 734,184 additional Units were sold representing $73,418,449 of capital contributions, bringing the total sale of Units to 750,000 representing $75,000,000 of capital contributions.  Through December 31, 2008, the Partnership redeemed 9,620 Units, leaving 740,380 Units outstanding at December 31, 2008.

The Partnership invested most of the net proceeds from its offering in equipment subject to leases, other financing transactions and residual ownership rights in leased equipment. After the net offering proceeds were invested, additional investments were made with the cash generated from the Partnership’s initial investments to the extent that cash was not needed for expenses, reserves and distributions to partners. The investment in additional equipment in this manner is called “reinvestment.”

Partners’ capital accounts are increased for their initial capital contribution plus their proportionate share of earnings and decreased by their proportionate share of losses and distributions. Profits, losses, cash distributions and liquidation proceeds are allocated 99% to the limited partners and 1% to the General Partner until each limited partner has (a) received cash distributions and liquidation proceeds sufficient to reduce their adjusted capital account to zero and (b) received, in addition, other distributions and allocations that would provide an 8% per year cumulative return on their outstanding adjusted capital account. After such time, distributions will be allocated 90% to the limited partners and 10% to the General Partner.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2008

(2)	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying consolidated financial statements of the Partnership have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”).

The consolidated financial statements include the accounts of the Partnership and its majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The Partnership accounts for its noncontrolling interests in joint ventures where the Partnership has influence over financial and operational matters, generally 50% or less ownership interest, under the equity method of accounting. In such cases, the Partnership's original investments are recorded at cost and adjusted for its share of earnings, losses and distributions.  The Partnership accounts for investments in joint ventures where the Partnership has virtually no influence over financial and operational matters using the cost method of accounting.  In such cases, the Partnership's original investments are recorded at cost and any distributions received are recorded as revenue.  All of the Partnership's investments in joint ventures are subject to its impairment review policy.

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

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2008

(2)	Summary of Significant Accounting Policies – continued

Allowance for Doubtful Accounts

When evaluating the adequacy of the allowance for doubtful accounts, the Partnership estimates the uncollectibility of receivables by analyzing lessee, borrower and other counterparty concentrations, creditworthiness and current economic trends. The Partnership records an allowance for doubtful accounts when the analysis indicates that the probability of full collection is unlikely.  No allowance was deemed necessary at December 31, 2008 and 2007.

Debt Financing Costs

Expenses associated with the incurrence of debt are capitalized and amortized over the term of the debt instrument using the effective interest rate method.  These costs are included in other current assets and other non-current assets.

Leased Equipment at Cost

Investments in leased equipment are stated at cost less accumulated depreciation.  Leased equipment is depreciated on a straight-line basis over the lease term, which ranges from 4 to 5 years to the asset’s residual value.

The General Partner has an investment committee that approved each new equipment lease and other financing transaction.  As part of its process, it determined the residual value, if any, to be used once the investment was approved.  The factors considered in determining the residual value included, but were not limited to, the creditworthiness of the potential lessee, the type of equipment considered, how the equipment was integrated into the potential lessee’s business, the length of the lease and the industry in which the potential lessee operated.  Residual values are reviewed for impairment in accordance with the Partnership’s impairment review policy.

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

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2008

(2)	Summary of Significant Accounting Policies – continued

The events or changes in circumstances that generally indicate that an asset may be impaired are (i) the estimated fair value of the underlying equipment is less than its carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to satisfy the residual position in the asset and, if applicable, the remaining obligation to the non-recourse lender. Generally in the latter situation, the residual position relates to equipment subject to third-party non-recourse debt where the lessee remits its rental payments directly to the lender and the Partnership does not recover its residual position until the non-recourse debt is repaid in full. The preparation of the undiscounted cash flows requires the use of assumptions and estimates, including the level of future rents, the residual value expected to be realized upon disposition of the asset, estimated downtime between re-leasing events and the amount of re-leasing costs. The General Partner’s review for impairment includes a consideration of the existence of impairment indicators including third-party appraisals, published values for similar assets, recent transactions for similar assets, adverse changes in market conditions for specific asset types and the occurrence of significant adverse changes in general industry and market conditions that could affect the fair value of the asset.

Revenue Recognition

The Partnership leased equipment to third parties and each such lease is classified as either a finance lease or an operating lease, which is based upon the terms of each lease.  For a finance lease, initial direct costs are capitalized and amortized over the term of the related lease.  For an operating lease, initial direct costs are included as a component of the cost of the equipment and depreciated.

For finance leases, the Partnership recorded, at lease inception, the total minimum lease payments receivable from the lessee, the estimated unguaranteed residual value of the equipment at lease termination, the initial direct costs related to the lease and the related unearned income.  Unearned income represents the difference between the sum of the minimum lease payments receivable plus the estimated unguaranteed residual value, minus the cost of the leased equipment.  Unearned income is recognized as finance income over the term of the lease using the effective interest rate method.

For operating leases, rental income is recognized on a straight-line basis over the lease term.  Billed operating lease receivables are included in accounts receivable until collected.  Accounts receivable is stated at its estimated net realizable value.  Deferred income is the difference between the timing of the cash payments and the income recognized on a straight-line basis.

 Initial Direct Costs

The Partnership capitalized initial direct costs associated with the origination and funding of lease assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 91 “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases”. The costs were amortized on a lease by lease basis based on actual lease term using a straight-line method for operating leases and the effective interest rate method for finance leases. Costs related to leases that were not consummated were expensed as an acquisition expense.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2008

(2)	Summary of Significant Accounting Policies – continued

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

Per Unit Data

Net income (loss) per Unit is based upon the weighted average number of Units outstanding during the year.

Units Redemptions

The Partnership may, at its discretion, redeem Units from a limited number of its limited partners, as provided for in its LP Agreement. The redemption price for any Units approved for redemption is based upon a formula, as provided in the LP Agreement.  Limited partners are required to hold their Units for at least one year before redemptions will be permitted.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates primarily include the determination of allowance for doubtful accounts, depreciation and amortization, impairment losses, estimated useful lives and residual values.  Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to the accompanying consolidated financial statements in prior years to conform to the current presentation.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the retained interest and gain or loss when a subsidiary is deconsolidated. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited. The General Partner is currently evaluating the impact of SFAS No. 160 on the Partnership's consolidated financial statements.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2008

(2)	Summary of Significant Accounting Policies – continued

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Accounting for Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of 2009. The measurement and disclosure requirements related to financial assets and financial liabilities were effective for the Partnership beginning in the first quarter of 2008. The adoption of SFAS No. 157 for financial assets and financial liabilities did not have a significant impact on the consolidated financial statements.  The General Partner is currently evaluating the impact that SFAS No. 157 will have on the Partnership's consolidated financial statements when it is applied to non-financial assets and non-financial liabilities beginning in the first quarter of 2009. The resulting fair values calculated under SFAS No. 157 after adoption may be different from the fair values that would have been calculated under previous guidance.

(3)	Net Investment in Finance Leases

Net investment in finance leases consisted of the following at December 31, 2008 and 2007:

	2008	2007

Minimum rents receivable	$5,653,209	$8,165,747
Estimated residual value	1	1
Initial direct costs, net	41,624	84,113
Unearned income	(774,148)	(1,564,402)

Net investment in finance leases	4,920,686	6,685,459

Less: Current portion of net
investment in finance leases	2,009,175	1,764,772

Net investment in finance leases,
less current portion	$2,911,511	$4,920,687

Non-cancelable minimum annual amounts due on investments in finance leases over the next three years were as follows at December 31, 2008:

Years Ending
December 31,
2009	$2,512,538
2010	2,512,538
2011	628,133
$5,653,209

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2008

(3)	Net Investment in Finance Leases - continued

Digital  Mini-Labs

At January 1, 2006, the Partnership held four lease schedules consisting of 128 Noritsu Optical/Digital photo processing mini-labs that were subject to lease with K-Mart Corporation (“K-Mart”). On April 30, 2006 and May 31, 2006, two of the four lease schedules expired and, pursuant to the terms of the schedules, the schedules were extended for an additional 90 days. These extensions ended on or before September 30, 2006, and the Partnership reclassified the net book value of the equipment of approximately $269,000 to equipment held for sale. The remaining two lease schedules with K-Mart expired during 2006 and the Partnership reclassified the net book value of this equipment of $37,120 and $67,295, respectively, to equipment held for sale.  The Partnership also sold equipment for proceeds of $9,360 during the fourth quarter of 2006. The General Partner determined, based upon negotiations with potential buyers, that the equipment held by K-Mart was impaired.  Accordingly, for the year ended December 31, 2006, the Partnership recorded an impairment loss of approximately $393,000, net of estimated selling costs. At December 31, 2006, the four K-Mart lease schedules represented equipment held for sale totaling $140,400. On February 9, 2007, the Partnership sold all of the remaining equipment previously on lease to K-Mart for approximately $254,100 and recognized a gain on the sale of this equipment of approximately $111,000.

Office, Telecommunications and Computer Equipment

The Partnership had an investment in a finance lease with Regus Business Centre Corp. ("Regus"), which leased office, telecommunications and computer equipment from the Partnership under the terms of a finance lease entered into in August 2000. Regus filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code on January 14, 2003. The Partnership negotiated an amended lease with Regus, which was approved when Regus emerged from bankruptcy protection.  Under the amended lease, Regus commenced making payments at a reduced rental rate, with an extension for 48 months, effective March 15, 2003.  At December 31, 2006, Regus was current on its payments under the amended lease. At December 31, 2006, Regus had one remaining rental payment that was received in January 2007. On February 28, 2007, the lease expired and Regus purchased the equipment for $1, as provided for in the lease.

      On March 30, 2007, the Partnership, through its wholly-owned subsidiary, ICON Global Crossing III, LLC (“ICON Global Crossing III”), purchased telecommunications equipment subject to a lease with Global Crossing Telecommunications, Inc. (“Global Crossing”).  The purchase price of the equipment was approximately $7,755,000 and the Partnership also incurred initial direct costs of approximately $124,000. The lease is scheduled to expire on March 31, 2011. The General Partner did not receive any acquisition fees in connection with this transaction.

(4)	Leased Equipment at Cost

Leased equipment at cost consisted of the following at December 31, 2008 and 2007:

	2008	2007
Aircraft and aircraft related equipment	$79,305,087	$79,305,087
Less: Accumulated depreciation	(29,921,414)	(26,103,232)
Less: Asset impairment	(3,888,367)	-
	$45,495,306	$53,201,855

Depreciation expense was $3,818,182, $4,512,816 and $7,279,941 for the years ended December 31, 2008, 2007 and 2006, respectively.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2008

(4)	Leased Equipment at Cost - continued

Aircraft and Aircraft Related Equipment

McDonnell Douglas DC 10-30F Aircraft and Engines

During March 2003, the Partnership and ICON Income Fund Nine, LLC (“Fund Nine”), an entity also managed by the General Partner, formed a joint venture, ICON Aircraft 47820, LLC (“Aircraft 47820”), in which the Partnership and Fund Nine had ownership interests of 90% and 10%, respectively. Aircraft 47820 was formed for the purpose of acquiring an investment in a McDonnell Douglas DC10-30F aircraft and two spare engines (the “Aircraft and Engines”) on lease to Federal Express Corporation (“FedEx”). On March 11, 2003, Aircraft 47820 acquired the Aircraft and Engines for approximately $27,288,000, including approximately $24,211,000 of non-recourse debt. The Partnership’s portion of the cash purchase price was approximately $2,769,000. On March 30, 2007, Aircraft 47820 sold the Aircraft and Engines to FedEx for $5,475,000 and recognized a loss on the sale of approximately $1,025,000.

Airbus A340-313X Aircraft

During February 2002, the Partnership formed a wholly-owned subsidiary, ICON Aircraft 123, LLC (“ICON 123”) for the purpose of acquiring an Airbus A340-313X aircraft (“Aircraft 123”), which was subject to a lease with Cathay. Aircraft 123 was purchased for approximately $75,000,000, including the assumption of approximately $70,500,000 of non-recourse debt. On March 14, 2006, the Partnership entered into a lease extension with Cathay with respect to the aircraft, which extended the lease to October 1, 2011. Effective March 14, 2006, in connection with the Cathay lease extension, the outstanding non-recourse debt of approximately $52,850,000 was refinanced after applying $282,000 from a reserve account established in connection with the original lease with Cathay. The non-recourse debt matures on October 1, 2011 and has a balloon payment of approximately $32,000,000. The interest rate of the refinanced non-recourse debt was fixed at 6.1095% under the terms of the debt agreement, effective October 3, 2006.

In light of recent, unprecedented high fuel prices during 2008 and the related impact on the airline industry, the General Partner reviewed our investment in Aircraft 123 as of June 30, 2008.  In accordance with the provisions of Financial Accounting Standards Board (“FASB”) Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) and based upon recent changes in the airline industry, the General Partner determined that Aircraft 123 was impaired.

Based on the General Partner’s review, the residual value of Aircraft 123 exceeded the expected undiscounted future cash flows of Aircraft 123 and, as a result, the Partnership recorded an impairment charge representing the difference between the residual value and the expected discounted future cash flows of Aircraft 123.  The expected discounted future cash flows of Aircraft 123 was determined using a market approach, a recent appraisal for Aircraft 123 and recent sales of similar aircraft, as well as other factors, including those discussed below.  As a result, the Partnership recorded an impairment loss on Aircraft 123 of $3,888,367 as of June 30, 2008.

The following factors, among others, indicated that the full residual values of Aircraft 123 might not be recoverable: (i) indications that lenders were willing to finance less of the acquisition cost of four-engine aircraft, which increased with each dollar rise of the price of fuel, thereby undermining the residual value expectations of such aircraft; (ii) the rising cost of fuel was increasing the operating costs of four-engine aircraft and similar capacity twin-engine aircraft, thereby making such aircraft less attractive investments at the time and thereby depressing the market for Aircraft 123; and (iii) the likelihood of aircraft operators switching to more efficient aircraft, thereby depressing the market for Aircraft 123.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2008

(4)	Leased Equipment at Cost - continued

Five Pratt and Whitney 2037 Aircraft Engine Modules

The Partnership owned five Pratt and Whitney 2037 aircraft engine modules (the “Engine Modules”) on lease to American Airlines, Inc., formerly TWA Airlines, LLC (“TWA”).  On August 8, 2007, The Partnership sold all the Engine Modules to an unaffiliated third-party for a gross sales price of $6,050,000. In connection with the sale, the Partnership recorded net proceeds of approximately $5,547,000 and a gain on sale of approximately $1,042,000.

Over the Road Rolling Stock, Manufacturing and Materials Handling Equipment

On September 1, 2000, the Partnership, along with ICON Cash Flow Partners L.P. Six (“L.P. Six”), ICON Cash Flow Partners L.P. Seven (“L.P. Seven”) and ICON Income Fund Eight A L.P. (“Fund Eight A”), entities also managed by the General Partner, formed ICON Cheyenne, LLC (“ICON Cheyenne”) for the purpose of acquiring and managing a portfolio of equipment leases consisting of, among other things, over the road rolling stock, manufacturing equipment and materials handling equipment. The original transaction involved acquiring from Cheyenne Leasing Company a portfolio of 119 leases with various expiration dates through September 2007.

At December 31, 2006, the Partnership, L.P. Seven and Fund Eight A had ownership interests of 97.73%, 1.27%, and 1.00%, respectively, in ICON Cheyenne.  The outstanding balance of the non-recourse debt secured by these assets was paid in full during 2006. During 2006, ICON Cheyenne sold various pieces of its equipment portfolio for approximately $583,000 in cash and recognized a gain of approximately $582,000 on these sales. During the second quarter of 2007, ICON Cheyenne sold all of its remaining equipment to a third-party for total sales proceeds of approximately $111,000.  ICON Cheyenne recognized a total gain on the sale of approximately $110,000.

On December 31, 2001, the Partnership, along with Fund Nine, formed ICON SPK 2023-A, LLC (“ICON SPK”) for the purpose of acquiring and managing a portfolio of equipment leases consisting of materials handling, telecommunication and computer equipment.  The original transaction involved acquiring a portfolio of 32 leases with various lease expiration dates through April 2008. During 2006, ICON SPK sold various pieces of its equipment portfolio for approximately $460,000 in cash and recognized a loss of approximately $106,000 on these sales. During the second quarter of 2007, ICON SPK sold all of its remaining equipment to a third-party for total sales proceeds of approximately $348,000.  ICON SPK recognized a gain on the sale of approximately $264,000.

Aggregate annual minimum future rentals receivable from the Partnership’s non-cancelable lease consisted of the following at December 31, 2008:

Years Ending
December 31,
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

ICON Aircraft 126, LLC

During February 2002, the Partnership and Fund Nine formed ICON Aircraft 126 LLC (“ICON 126”) for the purpose of acquiring all of the outstanding shares of Delta Aircraft Leasing Limited (“D.A.L.”), a Cayman Islands registered company that owns, through an owner trust, an Airbus A340-313X aircraft (“Aircraft 126”). Aircraft 126 was subject to a lease with Cathay at the time of purchase, which was consummated during March 2002. The lease was initially scheduled to expire in March 2006, but has been extended to July 1, 2011. The Partnership and Fund Nine each have ownership interests of 50.0% in ICON 126. ICON 126 consolidates the financial position and operations of D.A.L. in its consolidated financial statements.

Effective March 27, 2006, in connection with the lease extensions, the approximately $52,850,000 of non-recourse debt associated with Aircraft 126 was refinanced after applying $583,000 from a reserve account established in connection with the original lease with Cathay. The refinanced non-recourse debt matures on July 1, 2011 and requires a balloon payment of approximately $33,000,000 at maturity. The interest rate of the refinanced debt was fixed at 6.104% under the terms of the debt agreement, effective October 3, 2006.

ICON 126 had a commitment with respect to Aircraft 126 to pay certain maintenance costs that were incurred on or prior to March 27, 2006. ICON 126 had established a maintenance reserve cash account under the original lease to pay for its portion of these costs. This account was funded by free cash from the lease payments in accordance with the terms of the original lease. During 2006, ICON 126 received $182,021 of capital contributions from both of its members, of which $50,000 was for amounts relating to the maintenance reserve cash account and $132,021 was related to costs paid by its members relating to the refinancing of the non-recourse debt. During September 2006, approximately $1,153,000 was paid for the maintenance costs. The maintenance account for Aircraft 126 was cross-collateralized with the maintenance account for ICON 123. Under the terms of this agreement, ICON 126 was required to pay on behalf of ICON 123, any maintenance cost shortfalls incurred by the affiliate. On January 30, 2007, ICON 126 paid approximately $143,000 in maintenance costs from its maintenance account on behalf of ICON 123.  The maintenance account and related security interests were then terminated.   ICON 123 will reimburse ICON 126 when the aircraft is sold. The excess cash remaining in ICON 126’s account of approximately $97,000 includes interest accreted in the amount of approximately $38,000 through December 31, 2008.

In connection with the purchase of Aircraft 123, the owner trustee entered into two first priority charge on cash deposit agreements pursuant to which, as discussed above, the maintenance reserve cash account for Aircraft 126 was cross-collateralized with the maintenance reserve cash account for Aircraft 123. In addition, ICON 123 and ICON 126 are parties to a residual sharing agreement with respect to the aircraft. See Note 12 – Commitments and Contingencies and Off-Balance Sheet Transactions.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2008

(5)	Investments in Joint Ventures - continued

In light of recent, unprecedented high fuel prices during 2008 and the related impact on the airline industry, the General Partner reviewed the investment in Aircraft 126 as of June 30, 2008.  In accordance with the provisions of FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) and based upon recent changes in the airline industry, the General Partner determined that Aircraft 126 was impaired.

Based on the General Partner’s review, the residual value of Aircraft 126 exceeded the expected undiscounted future cash flows of Aircraft 126 and, as a result, the Partnership recorded an impairment charge representing the difference between the residual value and the expected discounted future cash flows of Aircraft 126.  The expected discounted future cash flows of Aircraft 126 was determined using a market approach, a recent appraisal for Aircraft 126 and recent sales of similar aircraft, as well as other factors, including those discussed below. As a result, as of June 30, 2008, ICON 126 recorded an impairment loss on Aircraft 126 of approximately $3,900,000, of which the Partnership’s share was approximately $1,950,000.

The following factors, among others, indicated that the full residual values of Aircraft 126 might not be recoverable: (i) indications that lenders were willing to finance less of the acquisition cost of four-engine aircraft, which increased with each dollar rise of the price of fuel, thereby undermining the residual value expectations of such aircraft; (ii) the rising cost of fuel was increasing the operating costs of four-engine aircraft and similar capacity twin-engine aircraft, thereby making such aircraft less attractive investments at the time and thereby depressing the market for Aircraft 126; and (iii) the likelihood of aircraft operators switching to more efficient aircraft, thereby depressing the market for Aircraft 126.

ICON Aircraft 46835, LLC

During December 2002, the Partnership and Fund Nine formed a joint venture, ICON Aircraft 46835, LLC (“Aircraft 46835”), in which the Partnership and Fund Nine had ownership interests of 15% and 85%, respectively. Aircraft 46835 was formed for the purpose of acquiring a McDonnell Douglas DC10-30F aircraft on lease to FedEx. On December 27, 2002, the joint venture acquired the aircraft for approximately $25,292,000, including approximately $22,292,000 of non-recourse debt. The Partnership’s portion of the cash purchase price was approximately $450,000. On March 30, 2007, Aircraft 46835 sold the aircraft to FedEx for $4,260,000 and recognized a loss on the sale of approximately $640,000.

(6)	Investment in Option

During the fourth quarter of 2001, the Partnership invested $2,100,000 in an option to purchase a 1994 Boeing 737-524 aircraft together with two engines (the “Boeing Aircraft and Engines”) on lease to a United States based commercial airline.  The purchase price of the option included a $400,000 promissory note, which was to mature in May 2012. On August 29, 2003, the promissory note and all accrued interest were paid in full. At December 31, 2006, the General Partner determined that the Partnership’s investment in the option to purchase the Boeing Aircraft and Engines was impaired and, accordingly, the Partnership recognized an impairment loss of $2,100,000, which reduced the carrying value of the option to zero. The General Partner’s decision was based upon the fact that the option was currently out of the money and the probability that the Partnership would not exercise the option, which expires May 5, 2012.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2008

(7)	Non-Recourse Long-Term Debt

On March 14, 2006, the Partnership entered into a lease extension with Cathay with respect to Aircraft 123 which extended the lease to October 1, 2011. Effective March 14, 2006, in connection with the Cathay lease extension, the outstanding non-recourse debt of approximately $52,850,000 was refinanced after applying $282,000 from a reserve account established in connection with the original lease with Cathay. The interest rate of the refinanced non-recourse long-term debt was fixed at 6.1095% under the terms of the debt agreement, effective October 3, 2006.

The Partnership had another non-recourse long-term debt obligation in connection with Aircraft 47820. The debt accrued interest at 4.035% per year. The final lease payment of approximately $2,900,000 was paid to the lender of the non-recourse long-term debt upon the sale of the Aircraft and Engines on March 30, 2007, satisfying all remaining debt obligations.

As of December 31, 2008 and 2007, the Partnership had net debt financing costs of $86,364 and $122,881, respectively.  For the years ended December 31, 2008 and 2007, the Partnership recognized amortization expense of $69,112 and $11,948, respectively.

The aggregate maturities of non-recourse long-term debt, including the effects of refinancing discussed above, consisted of the following at December 31, 2008:

Years Ending
December 31,
2009	$4,029,270
2010	3,826,797
2011	34,490,236
$42,346,303

(8)	Revolving Line of Credit, Recourse

On August 31, 2005, the Partnership, together with certain of its affiliates (entities sponsored and organized by the General Partner) Fund Nine, ICON Income Fund Ten, LLC (“Fund Ten”) and ICON Leasing Fund Eleven, LLC (“Fund Eleven”), (collectively, the “Borrowers”) entered into a Commercial Loan Agreement (the “Loan Agreement”), with California Bank & Trust (“CB&T”). The Loan Agreement provided for a revolving line of credit of up to $17,000,000 pursuant to a senior secured revolving loan facility (the “Facility”) which is secured by all assets of the Borrowers not subject to a first priority lien, as defined in the Loan Agreement. Each of the Borrowers is jointly and severally liable for all amounts borrowed under the Facility. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain lease agreements in which the Borrowers have a beneficial interest.

As part of the Loan Agreement, the Borrowers are required to comply with certain financial covenants, including a minimum debt coverage ratio, a tangible net worth covenant, a leverage ratio and a minimum liquidity covenant. The Loan Agreement prohibits any Borrower from declaring or paying any distribution to investors if such a payment would cause such Borrower to become non-compliant with the financial covenants in the Loan Agreement.  The Borrowers were obligated to pay a quarterly commitment fee of 0.5% on unused commitments under the Facility.

In addition, the Borrowers entered into a Contribution Agreement (the “Contribution Agreement”), pursuant to which the Borrowers agreed to certain restrictions on the amounts and terms of their respective borrowings under the Facility in order to minimize the risk that a Borrower would be unable to repay its portion of the outstanding obligations under the Facility at any time. The Contribution Agreement also provides that, in the event a Borrower pays an amount under the Contribution Agreement in excess of its share of the total obligations under the Facility, whether by reason of an event of default or otherwise, the other Borrowers will immediately make a contribution payment to such Borrower in such amount that the aggregate amount paid by each Borrower reflects its allocable share of the aggregate obligations under the Facility. The Borrowers’ obligations to each other under the Contribution Agreement are collateralized by a subordinate lien on the assets of each Borrower.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2008

(8)	Revolving Line of Credit, Recourse – continued

On December 26, 2006, the Borrowers entered into a Loan Modification Agreement (the “Loan Modification”) to the Loan Agreement. The Loan Modification extended the Facility from August 31, 2007 to September 30, 2008 and lowered (i) the interest rate for advances under the Facility from CB&T’s prime rate plus 0.25% to CB&T’s prime rate and (ii) the interest rate on the five separate advances that are permitted to be made under the Facility at the rate at which United States dollar deposits can be acquired by CB&T in the London Interbank Eurocurrency Market (the “LIEM Rate”) plus 2.75% per year to the LIEM Rate plus 2.5% per year. In addition, pursuant to the terms of the Loan Modification, the Borrowers no longer had to maintain a cash reserve.

On June 20, 2007, the Loan Agreement, the Contribution Agreement and the Loan Modification were modified to add Fund Twelve as a Borrower.

On May 1, 2008, the Borrowers entered into an additional loan modification agreement. The agreement increased the revolving line of credit to up to $30,000,000 and extended the expiration date to April 30, 2010. The Borrowers may request a one year extension to the revolving line of credit within 390 days of the expiration date, but CB&T has no obligation to extend. In addition, the quarterly unused commitment fee of 0.5% was reduced to 0.25% on unused commitments under the Facility. The interest rate at December 31, 2008 was 3.25%.

The Borrowers were in compliance with the covenants under the Loan Agreement at December 31, 2008 and 2007.  The Borrowers were also in compliance with the Contribution Agreement at December 31, 2008 and 2007 and no amounts were due to or payable by the Partnership under the Contribution Agreement as of such date.

Aggregate borrowings by all Borrowers under the Facility amounted to $6,185,000 at December 31, 2008. The balances of $1,185,000 and $5,000,000 were borrowed by the Partnership and Fund Eleven, respectively. On February 26, 2009, Fund Eleven borrowed an additional $600,000 under the Facility.

(9)	Transactions with Related Parties

In accordance with the terms of the LP Agreement, the Partnership paid the General Partner (i) management fees ranging from 1% to 7% based on a percentage of the rentals recognized either directly by the Partnership or through its joint ventures and (ii) acquisition fees, through the end of the reinvestment period, of 3% of the gross value of the Partnership’s investments.  In addition, the General Partner was reimbursed for certain administrative expenses incurred in connection with the Partnership’s operations.

The General Partner performs certain services relating to the management of the Partnership’s equipment leasing and other financing activities.  Such services include, but are not limited to, the collection of lease payments from the lessees of the equipment, re-leasing services in connection with equipment which is off-lease, inspections of the equipment, liaising with and general supervision of lessees to assure that the equipment is being properly operated and maintained, monitoring performance by the lessees of their obligations under the leases and the payment of operating expenses.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2008

(9)	Transactions with Related Parties - continued

Administrative expense reimbursements are costs incurred by the General Partner or its affiliates that are necessary to the Partnership’s operations.  These costs include the General Partner’s and its affiliates’ legal, accounting, investor relations and operations personnel, as well as professional fees and other costs that are charged to the Partnership based upon the percentage of time such personnel dedicate to the Partnership.  Excluded are salaries and related costs, travel expenses and other administrative costs incurred by individuals with a controlling interest in the General Partner.

Although the General Partner continues to provide these services, effective May 1, 2006, the General Partner waived its rights to all future management fees and administrative expense reimbursements.

The General Partner also has a 1% interest in the Partnership’s profits, losses, cash distributions and liquidation proceeds. The Partnership paid distributions to the General Partner of $18,455, $43,519 and $59,944, for the years ended December 31, 2008, 2007 and 2006, respectively. Additionally, the General Partner’s interest in the Partnership’s net (loss) income was $(64,536), $11,470 and $(6,144), for the years ended December 31, 2008, 2007 and 2006, respectively.

In January 2007, ICON 123 repaid outstanding maintenance costs of approximately $1,546,000 with the balance in its maintenance reserve cash account of approximately $1,403,000. The remaining balance of approximately $143,000 was borrowed from ICON 126 and will be reimbursed when Aircraft 123 is sold. At December 31, 2008, ICON 126’s balance in its reserve account was approximately $97,000, inclusive of accreted interest.

Fees and other expenses charged to operations by the Partnership and paid to the General Partner or its affiliates for the year ended December 31, 2006 were as follows:

Entity	Capacity	Description	2006
ICON Capital Corp.	General Partner	Management fees	$410,842
ICON Capital Corp.	General Partner	Administrative fees	$161,980

There were no charges during the years ended December 31, 2008 and 2007 since the fees were waived effective May 1, 2006. However, if the charges were made the total management fees for the years ended December 31, 2008 and 2007 would have been approximately $358,000 and $466,000, respectively. If the charges were made the total administrative expense reimbursements for the years ended December 31, 2008 and 2007 would have been approximately $315,000 and $401,000, respectively.

(10)	Fair Value of Financial Instruments

Fair value information with respect to the Partnership's leased assets and liabilities is not separately provided since (i) SFAS No. 107, “Disclosures About Fair Values of Financial Instruments,” does not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets, other than lease related investments, and the recorded value of recourse debt approximates fair value due to their short-term maturities and variable interest rates. The fair value of the Partnership's non-recourse debt of approximately $44,738,000 at December 31, 2008, is estimated using a discounted cash flow analysis, based on the current incremental borrowing rate of the most recent borrowings by the Partnership and the other programs sponsored by the General Partner.

(11)	Concentrations of Risk

The Partnership's cash and cash equivalents are held principally at two financial institutions and at times may exceed insured limits. The Partnership has placed these funds in high quality institutions in order to minimize the risk of loss relating to exceeding insured limits.

Concentrations of credit risk with respect to lessees are dispersed across different industry segments within the United States of America and throughout the world. Accordingly, the Partnership maybe exposed to business and economic risk. Although the Partnership does not currently foresee a concentrated credit risk associated with these lessees, lease payments are dependent upon the financial stability of the lessees.

The Partnership has approximately 85.5% of its assets and approximately 95.2% of its liabilities concentrated in the airline industry at December 31, 2008 and had approximately 81.7% of its assets and approximately 96.0% of its liabilities concentrated in the airline industry at December 31, 2007.

For the years ended December 31, 2008, 2007 and 2006, the Partnership had two lessees that accounted for approximately 100%, 85.8% and 83.5%, respectively, of its rental income and finance income.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2008

(12)	Commitments and Contingencies and Off-Balance Sheet Transactions

The Partnership has entered into residual sharing agreements with various third parties.  In connection with these agreements residual proceeds received in excess of specific amounts will be shared with these third parties based on specific formulas.

ICON 123 had a commitment with respect to Aircraft 123 to pay certain maintenance costs that were incurred on or prior to March 14, 2006. ICON 123 had established, under the original lease, a maintenance reserve cash account to pay for its portion of these costs. For the year ended December 31, 2006, the Partnership accrued approximately $1,157,000 relating to the maintenance costs. In January 2007, ICON 123 repaid outstanding maintenance costs of approximately $1,546,000.  The balance in its maintenance reserve cash account was approximately $1,403,000. As discussed in Note 9 above, approximately $143,000 of the remaining costs were borrowed and will be repaid when Aircraft 123 is sold at the end of the lease.

Pursuant to the terms of the Airtrade Residual Sharing Agreement, all proceeds received in connection with sales or lease renewals of Aircraft 123 and Aircraft 126 in excess of $8,500,000 of the applicable loan balance associated with each aircraft will be allocated 55% to ICON 126 or 123, as applicable, and 45% will be allocated to Airtrade.

The Partnership has rights to 5.93% of the profits, losses, and cash flows from ICON Cash Flow Partners L.P. Seven’s limited partnership interest in an entity that owns a 100% interest in a mobile offshore drilling rig that is subject to lease with Rowan Companies, Inc. The fair value of this interest was determined using an appraisal and cash flow analysis.  During the year ended December 31, 2006, the Partnership received approximately $267,000 in cash distributions related to this interest. There were no cash distributions related to these rights for the two years ended December 31, 2008.

At the time the Partnership acquires or divests of its interest in an equipment lease or other financing transaction, the Partnership may, under very limited circumstances, agree to indemnify the seller or buyer for specific contingent liabilities. The General Partner believes that any liability of the Partnership that may arise as a result of any such indemnification obligation will not have a material adverse effect on the consolidated financial condition of the Partnership taken as a whole.

At December 31, 2008, the Partnership had both non-recourse and recourse debt obligations. The lender has a security interest in equipment relating to each non-recourse debt instrument and an assignment of the rental payments under the lease associated with the equipment. In that case, the lender is being paid directly by the lessee. If the lessee defaults on the non-recourse debt, the equipment would be returned to the lender in extinguishment of the non-recourse debt. At December 31, 2008, the Partnership’s outstanding non-recourse debt obligations were $42,346,303. The Partnership is a party to the Facility, as discussed in Note 8 above. The Partnership had $1,185,000 of borrowings under this Facility at December 31, 2008.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2008

(13)	Geographic Information

Geographic information for revenue, based on the country of origin, and long-lived assets, which includes finance leases, operating leases, net of accumulated depreciation and investments in joint ventures is as follows:

	Year Ended December 31, 2008
	United
	States	Asia	Total
Revenue:
Rental income	$-	$6,376,364	$6,376,364
Finance income	$790,254	$-	$790,254
Loss from investments in joint ventures	$-	$(2,168,613)	$(2,168,613)

	At December 31, 2008
	United
	States	Asia	Total
Long-lived assets:
Net investment in finance leases	$4,920,686	$-	$4,920,686
Equipment on operating leases, net	$-	$45,495,306	$45,495,306
Investments in joint ventures	$-	$1,267,392	$1,267,392

	Year Ended December 31, 2007
	United
	States	Asia	Total
Revenue:
Rental income	$2,204,389	$6,376,363	$8,580,752
Finance income	$742,064	$-	$742,064
Income (loss) from investments in joint ventures	$5,815	$(288,397)	$(282,582)

	At December 31, 2007
	United
	States	Asia	Total
Long-lived assets:
Net investment in finance leases	$6,685,459	$-	$6,685,459
Equipment on operating leases, net	$-	$53,201,855	$53,201,855
Investments in joint ventures	$-	$3,413,505	$3,413,505

(14)	Unit Redemptions

The Partnership redeemed 150, 1,000 and 1,300 Units for the years ended December 31, 2008, 2007 and 2006, respectively. The redemption amounts are calculated according to a specified redemption formula pursuant to the LP Agreement. Redeemed Units have no voting rights and do not share in distributions. The LP Agreement limits the number of Units that can be redeemed in any one year and redeemed Units may not be reissued. Redeemed Units are accounted for as a reduction of partners' equity.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2008

(15)	Selected Quarterly Financial Data

The following table is a summary of selected financial data, by quarter:

	(unaudited)
	Quarters Ended in 2008				Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31, 2008
Total revenue	$1,772,581	$(209,709)	$1,732,941	$1,702,597	$4,998,410
Net loss allocable to limited partners	$(256,691)	$(5,817,161)	$(166,661)	$(148,515)	$(6,389,028)
Weighted average number of units of
limited partnership interests outstanding	740,503	740,380	740,380	740,380	740,411
Net loss per weighted average
unit of limited partnership interests	$(0.35)	$(7.86)	$(0.23)	$(0.19)	$(8.63)

	(unaudited)
	Quarters Ended in 2007
					Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31, 2007
Total revenue	$2,516,098	$2,364,321	$2,890,568	$1,835,338	$9,606,325
Net (loss) income allocable to limited partners	$(119,821)	$281,986	$957,940	$15,404	$1,135,509
Weighted average number of units of
limited partnership interests outstanding	741,530	741,365	740,530	740,985	740,985
Net (loss) income per weighted average
unit of limited partnership interests	$(0.16)	$0.38	$1.29	$0.02	$1.53

(16)	Income Tax Reconciliation (unaudited)

No provision for income taxes has been recorded by the Partnership since the liability for such taxes is the responsibility of each of the individual partners rather than the Partnership. The Partnership's income tax returns are subject to examination by the federal and State taxing authorities, and changes, if any, could adjust the individual income taxes of the partners.

At December 31, 2008 and 2007, the partners’ capital accounts included in the consolidated financial statements totaled $8,744,478 and $17,046,972, respectively, compared to the partners’ capital accounts for federal income tax purposes of $22,237,949 and $29,216,797, respectively. The differences arise primarily from sales and offering expenses reported as a reduction in the limited partners’ capital accounts for financial reporting purposes, but not for federal income tax reporting purposes, and differences in depreciation and amortization between financial reporting purposes and federal income tax purposes.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2008

(16)	Income Tax Reconciliation (unaudited) – continued

The following table reconciles net (loss) income for financial statement reporting purposes to the net (loss) income for federal income tax purposes, for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
Net (loss) income per consolidated financial statements	$(6,453,564)	$1,146,979	$(614,426)

Adjustments for direct finance lease	-	1,470,400	2,047,705
Deferred (loss) income	(7,473,035)	-	169,685
Depreciation and impairments	8,386,304	6,249,533	8,807,781
Tax (loss) income from consolidated joint venture	(2,591,796)	(8,122,961)	544,659
(Loss) gain on sale of equipment	(73,810)	5,456,803	(491,734)
Other items	3,075,985	(954,177)	(6,696,038)

Net (loss) income for federal income tax purposes	$(5,129,916)	$5,246,577	$3,767,632

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

While evaluating the General Partner’s disclosure controls and procedures during 2006, Hays advised the General Partner and the General Partner recognized that greater internal controls were needed to aid in a more efficient closing of the Registrant’s financial statements, thereby requiring the General Partner to hire additional skilled accounting staff. In response, the General Partner hired seven additional accounting staff members, two tax staff members, including a director of tax, and replaced the accounting management team over the past two years.  The most senior accountants are certified public accountants and/or have significant experience with public reporting entities and make up the accounting management team, including the Senior Vice President and Chief Financial Officer.  These accountants have more than 18, 17, 17, and 12 years, respectively, of experience with public reporting entities. The director of tax has more than 35 years of experience with public reporting entities.

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

On November 26, 2007, the Board of Directors engaged Ernst & Young LLP (“Ernst & Young”) as the Registrant’s independent registered public accounting firm for the fiscal years ended December 31, 2007 and 2008. During the Registrant’s fiscal year ended December 31, 2006 and the subsequent interim period through November 26, 2007, neither the Registrant nor anyone acting on its behalf consulted with Ernst & Young regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Registrant’s consolidated financial statements and no written report or oral advice was provided by Ernst & Young to the Registrant that Ernst & Young concluded was an important factor considered by the Registrant in reaching a decision as to the accounting, auditing or financial reporting issue or (ii) any matter that was either the subject of a “disagreement” (as defined in Item 304(a)(1)(iv) of Regulation S-K and related instructions) or (iii) a “reportable event” (as defined in Item 304(a)(1)(v) of Regulation S-K and related instructions).

Item 9A(T). Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Annual Report on Form 10-K for the period ended December 31, 2008, as well as the financial statements for our General Partner, our General Partner carried out an evaluation, under the supervision and with the participation of the management of our General Partner, including its Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our General Partner’s disclosure controls and procedures as of the end of the period covered by this Report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that our General Partner’s disclosure controls and procedures were effective.

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

Our General Partner assessed the effectiveness of its internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control — Integrated Framework.” Based on its assessment, our General Partner believes that, as of December 31, 2008, its internal control over financial reporting is effective.

This Annual Report does not include an attestation report of the Partnership’s registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permits the Partnership to only provide management’s report in this Annual Report.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers of the Registrant's General Partner and Corporate Governance

Our General Partner, ICON Capital Corp., a Delaware corporation (“ICON”), was formed in 1985.  Our General Partner's principal offices are located at 100 Fifth Avenue, 4th Floor, New York, New York 10011, and the telephone number is (212) 418-4700.

In addition to the primary services related to our disposing of investments, our General Partner provides services relating to the day-to-day management of our equipment. These services include collecting payments due from lessees, remarketing equipment that is off-lease, inspecting equipment, serving as a liaison with lessees, supervising equipment maintenance, and monitoring performance by lessees of their obligations, including payment of rent and all operating expenses.

Name	Age	Title
Thomas W. Martin	55	Chairman and Director
Michael A. Reisner	38	Co-Chief Executive Officer, Co-President, and Director
Mark Gatto	36	Co-Chief Executive Officer, Co-President, and Director
Joel S. Kress	36	Executive Vice President — Business and Legal Affairs
Anthony J. Branca	40	Senior Vice President and Chief Financial Officer
H. Daniel Kramer	57	Senior Vice President and Chief Marketing Officer
David J. Verlizzo	36	Senior Vice President — Business and Legal Affairs
Craig A. Jackson	50	Senior Vice President — Remarketing and Asset Management
Harry Giovani	34	Senior Vice President — Risk

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

Michael A. Reisner, Co-Chief Executive Officer, Co-President, and Director joined ICON in 2001. Mr. Reisner was previously Executive Vice President, Chief Financial Officer, and Director.  In addition, Mr. Reisner was formerly General Counsel and he also formerly held the position of Executive Vice President – Acquisitions.  Previously, from 1996 to 2001, Mr. Reisner was an attorney with Brodsky Altman & McMahon, LLP in New York, concentrating on commercial transactions.  Mr. Reisner received a J.D. from New York Law School and a B.A. from the University of Vermont.

Mark Gatto, Co-Chief Executive Officer, Co-President, and Director originally joined ICON in 1999 and was previously Executive Vice President, Chief Acquisitions Officer and Director.  Mr. Gatto was formerly Executive Vice President – Business Development from February 2006 to May 2007 and Associate General Counsel from November 1999 through October 2000.  Mr. Gatto is responsible for business and corporate development, including the acquisition of equipment subject to lease.  Before serving as Associate General Counsel, Mr. Gatto was an attorney with Cella & Goldstein in New Jersey, concentrating on commercial transactions and general litigation matters. From November 2000 to June 2003, Mr. Gatto was Director of Player Licensing for the Topps Company and, in July 2003, he co-founded a specialty business consulting firm in New York City and served as its managing partner before re-joining ICON in April 2005.  Mr. Gatto received an M.B.A from the W. Paul Stillman School of Business at Seton Hall University, a J.D. from Seton Hall University School of Law, and a B.S. from Montclair State University.

Joel S. Kress, Executive Vice President – Business and Legal Affairs, started his tenure with ICON in August 2005 as Vice President and Associate General Counsel.  In February 2006, he was promoted to Senior Vice President and General Counsel, and in May 2007 he was promoted to his current position.  Previously, from 2001 to 2005, Mr. Kress was an attorney with Fried, Frank, Harris, Shriver & Jacobson LLP in New York and London, England, concentrating on mergers and acquisitions, corporate finance and financing transactions (including debt and equity issuances) and private equity investments.  Mr. Kress received a J.D. from Boston University School of Law and a B.A. from Connecticut College.

Anthony J. Branca, Chief Financial Officer, originally joined ICON in January 2007 and was previously Senior Vice President – Accounting and Finance. Mr. Branca was Director of Corporate Reporting & Analysis for The Nielsen Company (formerly VNU) from May 2005 until January 2007, and held various other management positions with The Nielsen Company from July 1997 through May 2005.  Previously, from 1994 through 1997, Mr. Branca was employed as a senior accountant at Fortune Brands and started his career as an auditor with KPMG Peat Marwick in 1991.  Mr. Branca received a B.B.A. from Pace University.

H. Daniel Kramer, Senior Vice President and Chief Marketing Officer, joined ICON in 2008.  Mr. Kramer has more than 30 years of equipment leasing and structured finance experience. Most recently, from 2006 to 2008, Mr. Kramer was part of CIT Commercial Finance, Equipment Finance Division offering equipment leasing and financing solutions to complement public and private companies’ capital structure.  Prior to that role, from 2003 to 2006, Mr. Kramer was Senior Vice President, National Sales Manager with GMAC Commercial Equipment Finance leading a direct sales origination team, from 2001 to 2003, Senior Vice President and National Sales Manager for ORIX Commercial Structured Equipment Finance division, and President of Kramer, Clark & Company for 12 years providing financial consulting services to private and public companies, including structuring and syndicating private placements, equipment leasing and recapitalizations.

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

Craig A. Jackson has been Senior Vice President – Remarketing and Asset Management since March 2008. Mr. Jackson was previously Vice President – Remarketing and Portfolio Management from February 2006 through March 2008. Previously, from October 2001 to 2006, Mr. Jackson was President and founder of Remarketing Services, Inc., a transportation equipment remarketing company. Prior to 2001, Mr. Jackson served as Vice President of Remarketing and Vice President of Operations for Chancellor Fleet Corporation (an equipment leasing company).  Mr. Jackson received a B.A. from Wilkes University.

Harry Giovani, Senior Vice President – Risk, joined ICON in April 2008. Most recently, from 2007 to 2008, he was Vice President for FirstLight Financial Corporation, responsible for underwriting and syndicating middle market leveraged loan transactions. Previously, from 2004 to 2007, he spent three years at GE Commercial Finance, initially as an Assistant Vice President in the Intermediary Group, where he was responsible for executing middle market transactions in a number of industries including manufacturing, steel, paper, pharmaceutical, technology, chemicals and automotive, and later as a Vice President in the Industrial Project Finance Group where he originated highly structured project finance transactions. He started his career at Citigroup’s Citicorp Securities and CitiCapital divisions, where he spent six years in a variety of roles of increasing responsibility including underwriting, origination and strategic marketing/business development. Mr. Giovani graduated from Cornell University in 1996 with a B.S. in Finance.

Code of Ethics

Our General Partner, on our behalf, has adopted a code of ethics for its Co-Chief Executive Officers and Chief Financial Officer. The Code of Ethics is available free of charge by requesting it in writing from our General Partner. Our General Partner's address is 100 Fifth Avenue, 4th Floor, New York, New York 10011.

Item 11. Executive Compensation

We have no directors or officers.  Our General Partner and its affiliates were paid or accrued the following compensation and reimbursement for costs and expenses for the year ended December 31, 2006.

Effective May 1, 2006, our General Partner waived its rights to all future management fees and administrative expense reimbursements.

Entity	Capacity	Description	2006
ICON Capital Corp.	General Partner	Management fees	$410,842
ICON Capital Corp.	General Partner	Administrative fees	$161,980

Our General Partner also has a 1% interest in our profits, losses, cash distributions and liquidation proceeds. We paid distributions to our General Partner of $18,455, $43,519 and $59,944, for the years ended December 31, 2008, 2007 and 2006, respectively. Our General Partner’s interest in our net (loss) income was $(64,536), 11,470 and $(6,144), for the years ended December 31, 2008, 2007 and 2006, respectively.

Item 12. Security Ownership of Certain Beneficial Owners and the General Partner and Related Security Holder Matters

(a)	We do not have any securities authorized for issuance under any equity compensation plan. No person of record owns, or is known by us to own, beneficially more than 5% of any class of our securities.

(b)	As of February 28, 2009, Directors and Officers of our General Partner do not own any of our equity securities.

(c)	Neither we nor our General Partner are aware of any arrangements with respect to our securities, the operation of which may at a subsequent date result in a change of control of us.

Item 13. Certain Relationships and Related Transactions, and Director Independence

See Item 11 for a discussion of our related party transactions. See Notes 5, 9 and 12 to our consolidated financial statements for a discussion of our investments in joint ventures and transactions with related parties.

Item 14. Principal Accounting Fees and Services

During the years ended December 31, 2008 and 2007, our auditors provided audit services relating to our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q.  Additionally, our auditors provided other services in the form of tax compliance work.

Hays & Company LLP (“Hays”) was our independent registered public accounting firm in 2006 and 2007.  On November 26, 2007, the Board of Directors of our General Partner terminated the services of Hays as our independent registered public accounting firm.  As a result of Hays’ termination, Hays did not complete the audit of our financial statements for the year ended December 31, 2007.   On November 26, 2007, the Board of Directors engaged Ernst & Young LLP as the Registrant’s independent registered public accounting firm for the fiscal year ending December 31, 2007.  The following table presents the fees for both audit and non–audit services rendered for the years ended December 31, 2008 and 2007:

Principal Audit Firm - Ernst & Young LLP
	2008	2007
Audit fees	$191,038	$298,669
Tax fees	56,750	74,050
	$247,788	$372,719

Predecessor Audit Firm - Hays & Company LLP
	2008	2007
Audit fees	$4,000	$66,937
Tax fees	-	837

	$4,000	$67,774

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	1. Financial Statements

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

10.3  Loan Modification Agreement dated as of May 1, 2008 between California Bank & Trust and ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC and ICON Leasing Fund Eleven, LLC and ICON Leasing Fund Twelve, LLC (Incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed May 15, 2008).

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

(b)	1. Consolidated Financial Statements of ICON Aircraft 126 LLC.

ICON Aircraft 126 LLC
(A Delaware Limited Liability Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members
ICON Aircraft 126 LLC

We have audited the accompanying balance sheets of ICON Aircraft 126 LLC (the “Company”) as of December 31, 2008 and 2007, and the related statements of operations, changes in members’ equity, and cash flows for the each of the two years in the period ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ICON Aircraft 126 LLC at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2008 in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young, LLP

March 24, 2009
New York, New York

The Members
ICON Aircraft 126, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the consolidated statements of operations, changes in members’ equity and cash flows of ICON Aircraft 126 LLC (a Delaware limited liability company) and subsidiary, for the year ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of ICON Aircraft 126 LLC and subsidiary for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ Hays & Company LLP

August 20, 2007
New York, New York

ICON Aircraft 126 LLC
(A Delaware Limited Liability Company)
Consolidated Balance Sheets

Assets
	December 31,
	2008	2007
Leased equipment at cost, net (less accumulated depreciation of
$28,543,495 and $24,556,920, respectively)	$45,080,089	$52,966,664
Other non-current assets, net	304,823	354,159

Total Assets	$45,384,912	$53,320,823

Liabilities and Members' Equity

Current liabilities
Current portion of non-recourse long-term debt	$4,044,096	$3,810,027
Deferred rental income	471,428	300,000
Accrued interest	228,697	233,783

Total current liabilities	4,744,221	4,343,810

Non-current liabilities
Non-recourse long-term debt, net of current portion	38,105,910	42,150,006

Total Liabilities	42,850,131	46,493,816

Commitments and contingencies

Members' Equity	2,534,781	6,827,007

Total Liabilities and Members' Equity	$45,384,912	$53,320,823

See accompanying notes to the consolidated financial statements.

ICON Aircraft 126 LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Operations

	Years Ended December 31,
	2008	2007	2006
Revenue:
Rental income	$6,368,571	$6,368,571	$6,753,785
Interest and other income	2,328	5,615	62,883

Total revenue	6,370,899	6,374,186	6,816,668

Expenses:
General and administrative	45,000	22,829	50,002
Interest	2,772,778	2,924,382	3,089,780
Depreciation and amortization	3,990,347	4,003,772	4,148,392
Impairment loss	3,900,000	-	-
Aircraft maintenance	-	-	1,152,698

Total expenses	10,708,125	6,950,983	8,440,872

Net loss	$(4,337,226)	$(576,797)	$(1,624,204)

See accompanying notes to the consolidated financial statements.

ICON Aircraft 126 LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Changes in Members' Equity

Members'
Equity
Balance, January 1, 2006	$8,823,158

Net loss	(1,624,204)
Investment from members	182,021

Balance, December 31, 2006	7,380,975

Net loss	(576,797)
Investment from members	22,829

Balance, December 31, 2007	6,827,007

Net loss	(4,337,226)
Investment from members	45,000

Balance, December 31, 2008	$2,534,781

See accompanying notes to the consolidated financial statements.

ICON Aircraft 126 LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net loss	$(4,337,226)	$(576,797)	$(1,624,204)
Adjustments to reconcile net loss to net cash
used in operating activities:
Rental income paid directly to lenders by lessees	(6,540,000)	(6,540,000)	(6,753,785)
Interest and other income on maintenance reserve	(2,328)	(5,615)	(55,784)
Depreciation and amortization	3,990,347	4,003,772	4,148,392
Impairment loss	3,900,000	-	-
Interest expense from amortization of debt financing costs	47,892	(6,737)	16,031
Interest expense on non-recourse financing paid
directly to lenders by lessees	2,729,973	2,948,336	3,060,190
Change in operating assets and liabilities:
Other non-current assets	-	-	868,978
Deferred rental income	171,429	171,429	128,571
Accrued interest	(5,087)	(17,217)	29,590

Net cash used in operating activities	(45,000)	(22,829)	(182,021)

Cash flows from financing activities:
Contributions received	45,000	22,829	182,021

Net increase in cash	-	-	-

Cash, beginning of the year	-	-	-

Cash, end of the year	$-	$-	$-

	Years Ended December 31,
	2008	2007	2006
Supplemental disclosure of non-cash investing and financing activities:
Principal and interest paid on non-recourse long-term debt
directly to lenders by lessee	$6,540,000	$6,540,000	$6,753,785
Other assets used to pay down non-recourse long-term debt	$-	$-	$582,509

See accompanying notes to the consolidated financial statements.

ICON Aircraft 126 LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2008

(1)	Organization

ICON Aircraft 126 LLC (the “LLC”) was formed on February 15, 2002 as a Delaware limited liability company. The LLC is a joint venture between two affiliated entities, ICON Income Fund Eight B L.P. (“Fund Eight B”) and ICON Income Fund Nine, LLC (“Fund Nine”) (collectively, the “LLC’s Members”). Fund Eight B and Fund Nine each have a 50% ownership interest in the LLC’s profits, losses and cash distributions.

On March 4, 2002, the LLC acquired all of the outstanding shares of Delta Aircraft Leasing Limited (“D.A.L.”), a Cayman Islands registered company, for approximately $75,288,000, which was largely comprised of approximately $4,250,000 of cash and the assumption of approximately $70,280,000 of non-recourse debt. D.A.L. owns, through an owner trust, an Airbus A340-313X aircraft that is on lease to Cathay Pacific Airways Limited (“Cathay”). The lender has a security interest in the aircraft and an assignment of the rental payments under the lease. The lease was initially scheduled to expire in March 2006, but was extended to July 1, 2011.

The Manager of the LLC’s Members is ICON Capital Corp. (the “Manager”), a Delaware corporation. The Manager manages and controls the business affairs of the LLC, including, but not limited to, the equipment leases and other financing transactions that the LLC entered into pursuant to the terms of the respective limited partnership and limited liability company agreements with the LLC’s Members.

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

Debt Financing Costs

Expenses associated with the issuance of debt are capitalized and amortized over the term of the debt instrument using the effective interest rate method.  These costs are included in other non-current assets.

Leased Equipment at Cost

Investments in leased equipment are stated at cost less accumulated depreciation. Leased equipment is depreciated on a straight-line basis over the lease term, which ranges from 4 to 5 years to the asset’s residual value.

The Manager has an investment committee that approved each new equipment lease and other financing transaction. As part of its process, it determined the residual value, if any, to be used once the investment was approved.  The factors considered in determining the residual value included, but were not limited to, the creditworthiness of the potential lessee, the type of equipment considered, how the equipment was integrated into the potential lessee’s business, the length of the lease and the industry in which the potential lessee operated. Residual values are reviewed for impairment in accordance with each LLC’s Member’s impairment review policy.

ICON Aircraft 126 LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2008

(2)	Summary of Significant Accounting Policies - continued

The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the marketplace are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly.  The residual value is calculated using information from various external sources, such as trade publications, auction data, equipment dealers, wholesalers and industry experts, as well as inspection of the physical asset and other economic indicators.

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

Revenue Recognition

Each equipment lease the LLC enters into is classified as either a finance lease or an operating lease, which is based upon the terms of each lease.  For a finance lease, initial direct costs are capitalized and amortized over the term of the related lease.  For an operating lease, initial direct costs are included as a component of the cost of the equipment and depreciated. The LLC has not entered into any finance leases.

ICON Aircraft 126 LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2008

(2)	Summary of Significant Accounting Policies - continued

For operating leases, rental income is recognized on a straight-line basis over the lease term.  Billed operating lease receivables are included in accounts receivable until collected.  Accounts receivable is stated at its estimated net realizable value.  Deferred income is the difference between the timing of the cash payments and the income recognized on a straight-line basis.

Initial Direct Costs

The LLC capitalized initial direct costs associated with the origination and funding of lease assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 91 “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases”. The costs are amortized on a lease by lease basis based on the actual lease term using a straight-line method for operating leases and the effective interest rate method for finance leases. Costs related to leases that are not consummated are expensed as an acquisition expense.

Income Taxes

The LLC is taxed as a partnership for federal and State income tax purposes.  No provision for income taxes has been recorded since the liability for such taxes is that of each of the members of the LLC’s Members rather than the LLC. The LLC's income tax returns are subject to examination by the federal and State taxing authorities, and changes, if any, could adjust the individual income tax of the members of the LLC’s Members.

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

(3)	Leased Equipment at Cost

The LLC’s sole investment at December 31, 2008 and 2007 is an Airbus A340-313X aircraft (“Aircraft 126”) on lease to Cathay. The lease was initially scheduled to expire in March 2006, but was extended to July 1, 2011.

The LLC had a commitment with respect to the Aircraft 126 to pay certain maintenance costs that were incurred on or prior to March 27, 2006. The LLC had established a maintenance reserve cash account under the original lease to pay for its portion of these costs. This account was funded by free cash from the lease payments in accordance with the terms of the original lease. During 2006, the LLC received $182,021 of capital contributions from the LLC’s Members, of which $50,000 was for amounts relating to the maintenance reserve cash account and $132,021 was related to costs paid by its members relating to the refinancing of the non-recourse debt. During September 2006, approximately $1,153,000 was paid for the maintenance costs. The maintenance account for Aircraft 126 was cross-collateralized with the maintenance account for ICON Aircraft 123 LLC (“ICON 123”). Under the terms of this agreement, the LLC was required to pay on behalf of ICON 123, any maintenance cost shortfalls incurred by the affiliate. On January 30, 2007, the LLC paid approximately $143,000 in maintenance costs from its maintenance account on behalf of ICON 123.  The maintenance account and related security interests were then terminated. ICON 123 will reimburse the LLC when the Airbus A340-313X aircraft (“Aircraft 123”), also on lease to Cathay and owned by ICON 123, is sold. The excess cash remaining in the LLC’s account of approximately $97,000 includes interest accreted in the amount of approximately $38,000 through December 31, 2008.

ICON Aircraft 126 LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2008

(3)	Leased Equipment at Cost - continued

In connection with the purchase of the aircraft, the owner trustee entered into two first priority charge on cash deposit agreements pursuant to which, as discussed above, the maintenance reserve cash account for the aircraft was cross-collateralized with the maintenance reserve cash account for Aircraft 123. In addition, ICON 123 and the LLC are parties to a residual sharing agreement with respect to the aircraft.

In light of recent, unprecedented high fuel prices during 2008 and the related impact on the airline industry, the Manager reviewed the LLC’s Members investments in Aircraft 126 as of June 30, 2008. In accordance with the provisions of  the Financial Accounting Standards Board (“FASB”) Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) and based upon recent changes in the airline industry, the Manager determined that Aircraft 126 was impaired.

Based on the Manager’s review, the residual value of Aircraft 126 exceeded the expected undiscounted future cash flows of Aircraft 126 and, as a result, the LLC recorded an impairment charge representing the difference between the residual value and the expected discounted future cash flows of Aircraft 126.  The expected discounted future cash flows of Aircraft 126 was determined using a market approach, a recent appraisal for Aircraft 126 and recent sales of similar aircraft, as well as other factors, including those discussed below.  As a result, as of June 30, 2008, the LLC recorded an impairment loss on Aircraft 126 of approximately $3,900,000.

The following factors, among others, indicated that the full residual value of Aircraft 126 might not be recoverable: (i) indications that lenders were willing to finance less of the acquisition cost of four-engine aircraft, which increased with each dollar rise of the price of fuel, thereby undermining the residual value expectations of such aircraft; (ii) the rising cost of fuel was increasing the operating costs of four-engine aircraft and similar capacity twin-engine aircraft, thereby making such aircraft less attractive investments at the time and thereby depressing the market for Aircraft 126; and (iii) the likelihood of aircraft operators switching to more efficient aircraft, thereby depressing the market for Aircraft 126.

Depreciation expense was $3,986,575, $4,000,000, and $4,115,432 for the years ended December 31, 2008, 2007, and 2006, respectively.

Aggregate annual minimum future rentals receivable from the LLC’s non-cancelable lease consisted of the following at December 31, 2008:

Years Ending
December 31,
2009	$6,540,000
2010	$5,940,000
2011	$2,970,000

ICON Aircraft 126 LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2008

(4)	Non-recourse Long-Term Debt

Effective March 27, 2006, in connection with the lease extension, approximately $52,850,000 of non-recourse debt associated with Aircraft 126 was refinanced after applying $583,000 from a reserve account established in connection with the original lease with Cathay. The refinanced non-recourse debt matures on July 1, 2011 and requires a balloon payment of approximately $33,000,000 at maturity. The interest rate of the refinanced debt was fixed at 6.104% under the terms of the debt agreement, effective October 3, 2006.

The aggregate maturities of non-recourse long-term debt, including the effects of refinancing discussed above, consisted of the following at December 31, 2008:

Years Ending
December 31,
2009	$4,044,096
2010	3,684,449
2011	34,421,461
$42,150,006

(5)	Residual Sharing Agreement

The LLC is a party to a residual sharing agreement (the “Airtrade Residual Sharing Agreement”) with ICON 123 and Airtrade Capital Corp. (“Airtrade”), a third-party. Pursuant to the terms of the Airtrade Residual Sharing Agreement, all proceeds received in connection with the sale or lease extension of the aircraft owned by the LLC and ICON 123 in excess of $8,500,000 (in the aggregate) of the debt associated with each aircraft (net of expenses) will be allocated 55% to the LLC or ICON 123, as applicable, and 45% will be allocated to Airtrade.

(6)	Fair Value of Financial Instruments

Fair value information with respect to the LLC's leased assets and liabilities is not separately provided since (i) SFAS No. 107, “Disclosures About Fair Values of Financial Instruments,” does not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets, other than lease related investments, and the recorded value of recourse debt, if any, approximates fair value due to their short-term maturities and variable interest rates. The fair value of the LLC's non-recourse debt of approximately $44,375,000 at December 31, 2008, is estimated using a discounted cash flow analysis, based on the current incremental borrowing rate of the most recent borrowings by the LLC and the other programs sponsored by the Manager.

(7)	Transactions with Related Parties

The LLC does not maintain a separate bank account and, therefore, in the normal course of operations, the LLC’s Members will pay certain operating and general and administrative expenses on behalf of the LLC in proportion with their membership interests.

The financial condition and results of operations of the LLC, as reported, are not necessarily indicative of the results that would have been reported had the LLC operated completely independently.

(8)	Concentrations of Risk

For the years ended December 31, 2008, 2007, and 2006, the LLC had one lessee that accounted for 100% of total rental income and one lender that accounted for 98% of total liabilities.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

File No. 333-37504
ICON Capital Corp.
General Partner of the Registrant

March 25, 2009

/s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

/s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

/s/ Anthony Branca
Anthony Branca
Chief Financial Officer (Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

ICON Capital Corp.
General Partner of the Registrant

March 25, 2009

/s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

March 25, 2009

/s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

March 25, 2009

/s/ Thomas W. Martin
Thomas W. Martin
Chairman and Director

Supplemental Information to be furnished with reports filed pursuant to Section 15(d) of the Act by Registrant which have not registered securities pursuant to Section 12 of the Act. No annual report or proxy material has been sent to security holders.

79