Form 10-K/A
period 2008-12-31
ICON INCOME FUND EIGHT B LP
filed 2009-03-31
CIK 1121716

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

ICON Income Fund Eight B L.P. is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 26, 2009 (the “Original Filing”) solely to correct a typographical error on the signature page.  No changes have been made to Part I, Part II, Part III or Part IV of the Original Filing or any of the Exhibits filed or furnished with the Original Filing.  Accordingly, those sections have been omitted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

File No. 333-37504
ICON Capital Corp.
General Partner of the Registrant

Date: March 25, 2009

/s/Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer, and Co-President
(Co-Principal Executive Officer)

/s/Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

ICON Capital Corp.
General Partner of the Registrant

Date: March 25, 2009

/s/Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer, Co-President and Director
(Co-Principal Executive Officer)

/s/Mark Gatto
Mark Gatto
Co-Chief Executive Officer, Co-President and Director
(Co-Principal Executive Officer)

/s/Anthony Branca
Anthony Branca
Chief Financial Officer
(Principal Accounting and Financial Officer)

/s/Thomas W. Martin
Thomas W. Martin
Chairman and Director

Supplemental Information to be furnished with reports filed pursuant to Section 15(d) of the Act by Registrant which have not registered securities pursuant to Section 12 of the Act.  No Annual Report or proxy material has been sent to security holders.

1