Form 10-Q
period 2009-03-31
ICON INCOME FUND EIGHT B LP
filed 2009-05-13
CIK 1121716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	March 31, 2009

or
[  ]         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission_File_Number_	333-37504

ICON Income Fund Eight B L.P.
(Exact name of registrant as specified in its charter)

Delaware	13-4101114
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Fifth Avenue, 4th Floor, New York, New York	10011
(Address of principal executive offices)	(Zip code)

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
Yes [x]   No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[ ] Yes     [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,’’ ‘‘accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ] Accelerated filer [  ]   Non-accelerated filer [x]  Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[  ] Yes [x] No

Number of outstanding units of limited partnership interests of the registrant on April 30, 2009 is 740,380.

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Consolidated Balance Sheets

Assets
	March 31,
	2009	December 31,
	(unaudited)	2008
Current assets:
Cash and cash equivalents	$287,658	$167,128
Current portion of net investment in finance leases	2,075,801	2,009,175
Other current assets	40,073	68,751

Total current assets	2,403,532	2,245,054

Non-current assets:
Net investment in finance leases, less current portion	2,366,850	2,911,511
Leased equipment at cost (less accumulated depreciation
of $30,875,959 and $29,921,414, respectively)	44,540,761	45,495,306
Investments in joint ventures	1,248,392	1,267,392
Other non-current assets, net	1,278,659	1,286,384

Total non-current assets	49,434,662	50,960,593

Total Assets	$51,838,194	$53,205,647

Liabilities and Partners' Equity

Current liabilities:
Current portion of non-recourse long-term debt	$4,098,116	$4,029,270
Revolving line of credit, recourse	1,185,000	1,185,000
Deferred revenue	490,909	450,000
Due to affiliates	143,070	143,070
Accrued expenses and other current liabilities	228,457	336,796

Total current liabilities	6,145,552	6,144,136

Non-current liabilities:
Non-recourse long-term debt, less current portion	37,262,467	38,317,033

Total Liabilities	43,408,019	44,461,169

Commitments and contingencies

Partners' Equity:
Limited Partners	8,994,933	9,306,093
General Partner	(564,758)	(561,615)

Total Partners' Equity	8,430,175	8,744,478

Total Liabilities and Partners' Equity	$51,838,194	$53,205,647

See accompanying notes to consolidated financial statements.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2009	2008
Revenue:
Rental income	$1,594,091	$1,594,091
Finance income	158,627	219,856
Loss from investments in joint ventures	(19,000)	(41,686)
Interest and other income	-	320

Total revenue	1,733,718	1,772,581

Expenses:
Depreciation and amortization	963,074	967,884
Interest	648,552	720,003
General and administrative	133,512	343,978

Total expenses	1,745,138	2,031,865

Net loss	$(11,420)	$(259,284)

Net loss allocable to:
Limited Partners	$(11,306)	$(256,691)
General Partner	(114)	(2,593)

	$(11,420)	$(259,284)

Weighted average number of units of limited
partnership interests outstanding	740,380	740,503

Net loss per weighted average
unit of limited partnership interests	$(0.02)	$(0.35)

See accompanying notes to consolidated financial statements.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Consolidated Statement of Changes in Partners' Equity

	Units of Limited			Total
	Partnership	Limited	General	Partners'
	Interests	Partners'	Partner	Equity
Balance, December 31, 2008	740,380	$9,306,093	$(561,615)	$8,744,478

Cash distributions to partners	-	(299,854)	(3,029)	(302,883)
Net loss	-	(11,306)	(114)	(11,420)

Balance, March 31, 2009 (unaudited)	740,380	$8,994,933	$(564,758)	$8,430,175

See accompanying notes to consolidated financial statements.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(11,420)	$(259,284)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Rental income paid directly to lenders by lessees	(1,635,000)	(1,635,000)
Finance income	(158,627)	(219,856)
Loss from investments in joint ventures	19,000	41,686
Depreciation and amortization	963,074	967,884
Interest expense on non-recourse financing paid directly to lenders by lessees	629,888	707,745
Interest expense from amortization of debt financing costs	8,640	3,124
Changes in operating assets and liabilities:
Collection of finance leases	628,133	628,134
Other assets	27,763	(7,639)
Deferred revenue	40,909	40,909
Accrued expenses and other current liabilities	(88,947)	188,845

Net cash provided by operating activities	423,413	456,548

Cash flows from investing activities:
Investment in joint ventures	-	(7,500)

Net cash used in investing activities	-	(7,500)

Cash flows from financing activities:
Cash distributions to partners	(302,883)	(514,261)
Units of limited partnership interests redeemed	-	(3,473)

Net cash used in financing activities	(302,883)	(517,734)

Net increase (decrease) in cash and cash equivalents	120,530	(68,686)
Cash and cash equivalents, beginning of the period	167,128	414,156

Cash and cash equivalents, end of the period	$287,658	$345,470

See accompanying notes to consolidated financial statements.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2009	2008
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$10,024	$21,527

Supplemental disclosure of non-cash operating activities:
Principal and interest paid on non-recourse long-term debt directly to
lenders by lessees	$1,635,000	$1,635,000

See accompanying notes to consolidated financial statements.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
March 31, 2009
(unaudited)

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

The Partnership's maximum offering was $75,000,000. The Partnership commenced business operations on its initial closing date, June 14, 2000, with the admission of investors holding 15,816 units of limited partnership interests (“Units”) representing $1,581,551 of capital contributions.  Between June 15, 2000 and October 17, 2001, the final closing date, 734,184 additional Units were sold representing $73,418,449 of capital contributions, bringing the total sale of Units to 750,000 representing $75,000,000 of capital contributions. Through March 31, 2009, the Partnership redeemed 9,620 Units, leaving 740,380 Units outstanding at March 31, 2009.

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
March 31, 2009
(unaudited)

(2)	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying consolidated financial statements of the Partnership have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q. In the opinion of the General Partner, all adjustments considered necessary for a fair presentation have been included.  These consolidated financial statements should be read together with the consolidated financial statements and notes included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2008.  The results for the interim period are not necessarily indicative of the results for the full year.

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

In joint ventures where the Partnership has majority ownership, the financial condition and results of operations of the joint venture are consolidated. Noncontrolling interest represents the minority owner's proportionate share of its equity in the joint venture. The noncontrolling interest is adjusted for its share of the earnings, losses, investments and distributions of the joint venture.

Effective January 1, 2009, the Partnership adopted and, for presentation and disclosure purposes, retrospectively applied Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS No. 160”). As a result, noncontrolling interests are reported as a separate component of consolidated equity and income (loss) attributable to the noncontrolling interest is included in consolidated net income (loss). The adoption of this standard had no impact on the Partnership's consolidated financial statements for the periods presented.

Asset Impairments

The significant assets in the Partnership’s portfolio are periodically reviewed, no less frequently than annually, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss will be recognized only if the carrying value of a long-lived asset is not recoverable and exceeds its fair value.  If there is an indication of impairment, the General Partner will estimate the future cash flows (undiscounted and without interest charges) expected from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. If an impairment is determined to exist, the impairment loss will be measured as the amount by which the carrying value of a long-lived asset exceeds its fair value and recorded in the consolidated statement of operations in the period the determination is made.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
March 31, 2009
(unaudited)

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

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates primarily include the determination of allowance for doubtful accounts, depreciation and amortization, impairment losses, estimated useful lives and residual values.  Actual results could differ from those estimates.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Accounting for Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure and is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 delayed the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), for fiscal years beginning after November 15, 2008. The measurement and disclosure requirements related to financial assets and financial liabilities were adopted by the Partnership on January 1, 2008. The Partnership adopted FSP No. 157-2 on January 1, 2009.  The adoption of SFAS No. 157 and FSP No. 157-2 for financial and non-financial assets and financial and non-financial liabilities did not have a significant impact on the consolidated financial statements.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
March 31, 2009
(unaudited)

(2)	Summary of Significant Accounting Policies - continued

In April 2009, the FASB issued FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions that are Not Orderly” (“FSP 157-4”). FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased. Additionally, FSP 157-4 provides guidance on identifying circumstances that indicate a transaction is not orderly.   The FASB expanded the scope of FSP 157-4 to all assets and liabilities measured at fair value.  FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively.  The General Partner is currently evaluating the impact of FSP 157-4 on the Partnership’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (“APB”) 28-1, “Interim Disclosure about Fair Value of Financial Instruments” (“FSP 107-1/APB 28-1”). FSP 107-1/APB 28-1 requires interim disclosures regarding the fair values of financial instruments that are within the scope of FAS 107, “Disclosures about the Fair Value of Financial Instruments.” Additionally, FSP 107-1/APB 28-1 requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods. FSP 107-1/APB 28-1 does not change the accounting treatment for these financial instruments and is effective for interim and annual reporting ending after June 15, 2009.

(3)	Net Investment in Finance Leases

Net investment in finance leases consisted of the following:
	March 31,
	2009	December 31,
	(unaudited)	2008

Minimum rents receivable	$5,025,075	$5,653,209
Estimated residual value	1	1
Initial direct costs, net	33,096	41,624
Unearned income	(615,521)	(774,148)

Net investment in finance leases	4,442,651	4,920,686

Less: Current portion of net
investment in finance leases	2,075,801	2,009,175

Net investment in finance leases,
less current portion	$2,366,850	$2,911,511

Non-cancelable minimum annual amounts due on investment in finance leases over the next three years were as follows at March 31, 2009:

For the period April 1 to December 31, 2009	$1,884,404
For the year ending December 31, 2010	2,512,538
For the year ending December 31, 2011	628,133
$5,025,075

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
March 31, 2009
(unaudited)

(4)	Leased Equipment at Cost

Leased equipment at cost consisted of the following:
	March 31,
	2009	December 31,
	(unaudited)	2008
Aircraft and aircraft related equipment	$79,305,087	$79,305,087
Less: Accumulated depreciation	(30,875,959)	(29,921,414)
Less: Asset impairment	(3,888,367)	(3,888,367)
	$44,540,761	$45,495,306

Depreciation expense was $954,545 and $954,546 for the three months ended March 31, 2009 and 2008, respectively.

Aggregate annual minimum future rentals receivable from the Partnership’s non-cancelable lease consisted of the following at March 31, 2009:

For the period April 1 to December 31, 2009	$4,905,000
For the year ending December 31, 2010	$6,090,000
For the year ending December 31, 2011	$4,455,000

(5)	Investments in Joint Ventures

The Partnership and one of its affiliates, ICON Income Fund Nine, LLC (“Fund Nine”), an entity also managed and controlled by the General Partner, formed a joint venture, discussed below, for the purpose of acquiring and managing a leased aircraft.  The Partnership and the affiliate have substantially identical investment objectives and participate on the same terms and conditions.  The Partnership and the other member have a right of first refusal to purchase the equipment, on a pro-rata basis, if the member desires to sell its interests in the equipment or joint venture.

ICON Aircraft 126, LLC

During February 2002, the Partnership and Fund Nine formed ICON Aircraft 126 LLC (“ICON 126”) for the purpose of acquiring all of the outstanding shares of Delta Aircraft Leasing Limited (“D.A.L.”), a Cayman Islands registered company that owns, through an owner trust, an Airbus A340-313X aircraft (“Aircraft 126”). Aircraft 126 was subject to a lease with Cathay Pacific Airways Limited (“Cathay”) at the time of purchase, which was consummated during March 2002. The lease was initially scheduled to expire in March 2006, but has been extended to July 1, 2011. The Partnership and Fund Nine each have ownership interests of 50.0% in ICON 126.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
March 31, 2009
(unaudited)

(5)	Investments in Joint Ventures - continued

Information as to the results of operations of ICON 126 is summarized below:

	Three Months Ended March 31,
	(unaudited)
	2009	2008
Revenue	$1,592,148	$1,593,233
Net loss	$(38,000)	$(83,372)
Partnership's share of net loss	$(19,000)	$(41,686)

(6)	Non-Recourse Long-Term Debt

The aggregate maturities of non-recourse long-term debt consisted of the following at March 31, 2009:

For the period April 1 to December 31, 2009	$3,043,550
For the year ending December 31, 2010	3,826,797
For the year ending December 31, 2011	34,490,236
$41,360,583

(7)	Revolving Line of Credit, Recourse - continued

The Partnership and certain of its affiliates (entities sponsored and organized by the General Partner) Fund Nine, ICON Income Fund Ten, LLC, ICON Leasing Fund Eleven, LLC (“Fund Eleven”) and ICON Leasing Fund Twelve, LLC (collectively, the “Borrowers”), are parties to a Commercial Loan Agreement, as amended (the “Loan Agreement”), with California Bank & Trust (“CB&T”). The Loan Agreement provides for a revolving line of credit of up to $30,000,000 pursuant to a senior secured revolving loan facility (the “Facility”), which is secured by all assets of the Borrowers not subject to a first priority lien, as defined in the Loan Agreement. Each of the Borrowers is jointly and severally liable for all amounts borrowed under the Facility. At March 31, 2009, no amounts were accrued related to the Partnership's joint and several obligations under the Facility. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain lease agreements in which the Borrowers have a beneficial interest.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
March 31, 2009
(unaudited)

(7)	Revolving Line of Credit, Recourse - continued

The Facility expires on April 30, 2010 and the Borrowers may request a one year extension to the revolving line of credit within 390 days of the expiration date, but CB&T has no obligation to extend. The interest rate for general advances under the Facility is CB&T’s prime rate and the interest rate on up to five separate advances that are permitted to be made under the Facility is the rate at which U.S. dollar deposits can be acquired by CB&T in the London Interbank Eurocurrency Market plus 2.5% per year. The interest rate at March 31, 2009 was 3.25%. In addition, the Borrowers are obligated to pay a quarterly commitment fee of 0.25% on unused commitments under the Facility.

Aggregate borrowings by all Borrowers under the Facility amounted to $6,785,000 at March 31, 2009. The balances of $1,185,000 and $5,600,000 were borrowed by the Partnership and Fund Eleven, respectively. Subsequent to March 31, 2009, the Partnership repaid $100,000, which reduced the Partnership's outstanding loan balance to $1,085,000.

Pursuant to the Loan Agreement, the Borrowers are required to comply with certain covenants.  At March 31, 2009, the Borrowers were in compliance with all covenants.

(8)	Transactions with Related Parties

In accordance with the terms of the LP Agreement, the Partnership paid the General Partner (i) management fees ranging from 1% to 7% based on a percentage of the rentals recognized either directly by the Partnership or through its joint ventures and (ii) acquisition fees, through the end of the reinvestment period, of 3% of the financing amount of the Partnership’s investments.  In addition, the General Partner was reimbursed for certain administrative expenses incurred in connection with the Partnership’s operations.

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

The General Partner also has a 1% interest in the Partnership’s profits, losses, cash distributions and liquidation proceeds. The Partnership paid distributions to the General Partner of $3,029 for the three months ended March 31, 2009. Additionally, the General Partner’s interest in the Partnership’s net loss for the three months ended March 31, 2009 and 2008 was $114 and $2,593, respectively.

 Item 2.  General Partner’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our results of operations and current financial position. This discussion should be read together with our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2008.  This discussion should also be read in conjunction with the disclosure below regarding “Forward-Looking Statements” and the “Risk Factors” set forth in Item 1A of Part II herein.

As used in this Quarterly Report on Form 10-Q, references to “we,” “us,” “our” or similar terms include ICON Income Fund Eight B L.P. and its consolidated subsidiaries.

Forward-Looking Statements

Certain statements within this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”).  These statements are being made pursuant to the PSLRA, with the intention of obtaining the benefits of the “safe harbor” provisions of the PSLRA, and, other than as required by law, we assume no obligation to update or supplement such statements.  Forward-looking statements are those that do not relate solely to historical fact.  They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events.  You can identify these statements by the use of words such as “may,” “will,” “could,” “anticipate,” “believe,” “estimate,” “expect,” “continue,” “further,” “plan,” “seek,” “intend,” “predict” or “project” and variations of these words or comparable words or phrases of similar meaning.  These forward-looking statements reflect our current beliefs and expectations with respect to future events and are based on assumptions and are subject to risks and uncertainties and other factors outside our control that may cause actual results to differ materially from those projected. We undertake no obligation to update publicly or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

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

At March 31, 2009, our portfolio, which we hold either directly or through joint ventures, consisted primarily of the following investments:

Telecommunications Equipment

•	We own telecommunications equipment subject to a lease with Global Crossing Telecommunications, Inc. (“Global Crossing”). The lease is scheduled to expire on March 31, 2011.

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

Recent Significant Transactions

None.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Accounting for Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure and is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 delayed the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), for fiscal years beginning after November 15, 2008. The measurement and disclosure requirements related to financial assets and financial liabilities were adopted by us on January 1, 2008.  We adopted FSP No. 157-2 on January 1, 2009.  The adoption of SFAS No. 157 and FSP No. 157-2 for financial and non-financial assets and financial and non-financial liabilities did not have a significant impact on our consolidated financial statements.

In April 2009, the FASB issued FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions that are Not Orderly” (“FSP 157-4”). FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased. Additionally, FSP 157-4 provides guidance on identifying circumstances that indicate a transaction is not orderly.   The FASB expanded the scope of FSP 157-4 to all assets and liabilities measured at fair value.  FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Our General Partner is currently evaluating the impact of FSP 157-4 on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (“APB”) 28-1, “Interim Disclosure about Fair Value of Financial Instruments” (“FSP 107-1/APB 28-1”). FSP 107-1/APB 28-1 requires interim disclosures regarding the fair values of financial instruments that are within the scope of FAS 107, “Disclosures about the Fair Value of Financial Instruments.” Additionally, FSP 107-1/APB 28-1 requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods. FSP 107-1/APB 28-1 does not change the accounting treatment for these financial instruments and is effective for interim and annual reporting ending after June 15, 2009.

Results of Operations for the Three Months Ended March 31, 2009 (the “2009 Quarter”) and 2008 (the “2008 Quarter”)

Revenue for the 2009 Quarter and 2008 Quarter are summarized as follows:

	Three Months Ended March 31,
	2009	2008	Change
Rental income	$1,594,091	$1,594,091	$-
Finance income	158,627	219,856	(61,229)
Loss from investments in joint ventures	(19,000)	(41,686)	22,686
Interest and other income	-	320	(320)

Total revenue	$1,733,718	$1,772,581	$(38,863)

Total revenue for the 2009 Quarter decreased $38,863, or 2.2%, as compared to the 2008 Quarter. The decrease in finance income will continue as the Global Crossing lease matures. The decrease in our loss from investments in joint ventures was primarily due to the decrease in the net loss recorded by ICON Aircraft 126 LLC (“ICON 126”) as a result of a decrease in interest and other operating expenses.

Expenses for the 2009 Quarter and the 2008 Quarter are summarized as follows:

	Three Months Ended March 31,
	2009	2008	Change
Depreciation and amortization	$963,074	$967,884	$(4,810)
Interest	648,552	720,003	(71,451)
General and administrative	133,512	343,978	(210,466)

Total expenses	$1,745,138	$2,031,865	$(286,727)

Total expenses for the 2009 Quarter decreased $286,727, or 14.1%, as compared to the 2008 Quarter. The decrease in interest expense is due to the pay down of a portion of our non-recourse debt. The decrease in general and administrative expense was primarily due to a reduction in professional fees and certain State income tax expenses.

Net Loss

As a result of the foregoing factors, the net loss for the 2009 Quarter and 2008 Quarter was $11,420 and $259,284, respectively. Net loss per weighted average unit of limited partnership interests for the 2009 Quarter and 2008 Quarter was $0.02 and $0.35, respectively.

Financial Condition
This section discusses the major balance sheet variances at March 31, 2009, as compared to December 31, 2008.

Total Assets

Total assets decreased $1,367,453, from $53,205,647 at December 31, 2008 to $51,838,194 at March 31, 2009. The decrease was primarily due to the depreciation of our leased equipment of $954,545, distributions paid to our partners of $302,883 and the decrease in our net investment in finance lease of $478,035 as a result of the collection of rents receivable from our finance lease with Global Crossing of $628,133. The decrease in total assets was partially offset by the recognition of unearned income of $158,627 during the 2009 Quarter.

Current Assets

Current assets increased $158,478, from $2,245,054 at December 31, 2008 to $2,403,532 at March 31, 2009. The increase was primarily due to an increase in cash and cash equivalents and an increase in the current portion of our finance lease with Global Crossing during the 2009 Quarter.

Total Liabilities

Total liabilities decreased $1,053,150, from $44,461,169 at December 31, 2008 to $43,408,019 at March 31, 2009. The decrease was primarily due to the repayment of a portion of the outstanding balance on the non-recourse debt obligation related to Aircraft 123.

Current Liabilities

Current liabilities increased $1,416, from $6,144,136 at December 31, 2008 to $6,145,552 at March 31, 2009.  The increase was primarily due to an increase in the current portion of our non-recourse debt obligation and an increase in deferred revenue related to Aircraft 123, offset by a reduction in accrued expenses and other current liabilities.

Partners’ Equity

Partners’ equity decreased $314,303, from $8,744,478 at December 31, 2008 to $8,430,175 at March 31, 2009. During our liquidation period, we have distributed substantially all of the distributable cash from operations and equipment sales to our partners. We also recorded a net loss during the 2009 Quarter.

Liquidity and Capital Resources

Cash Flow Summary

At March 31, 2009 and December 31, 2008, we had cash and cash equivalents of $287,658 and $167,128, respectively. During our liquidation period, our main source of cash is expected to be from operating and investing activities from the sale or disposal of our assets. Our main use of cash during the liquidation period is expected to be from financing activities in the form of cash distributions to our partners.

Operating Activities

Sources of Cash

Sources of cash from operating activities decreased $33,135, from $456,548 in the 2008 Quarter to $423,413 in the 2009 Quarter. The decrease was due to the reduction in overall lease activity during our liquidation period.

Investing Activities

Uses of Cash

Uses of cash in investing activities decreased from $7,500 in the 2008 Quarter to $0 in the 2009 Quarter. The decrease was due to the absence of any purchase of additional equipment or additional investments in joint ventures during the 2009 Quarter as we are in our liquidation period.

Financing Activities

Uses of Cash

Uses of cash in financing activities decreased $214,851, from $517,734 in the 2008 Quarter to $302,883 in the 2009 Quarter. The decrease was primarily due to a reduction in the distributions paid to our partners in the 2009 Quarter. During the 2009 Quarter and 2008 Quarter, we paid distributions to our partners of $302,883, and $514,261, respectively.

Liquidity

Non-Recourse Debt

At March 31, 2009, we had a non-recourse debt obligation that was being paid directly to the lender by the lessee and was accruing interest at 6.1095% per year. The debt matures on October 1, 2011 and has a balloon payment of approximately $32,000,000 at maturity. The outstanding balance of our non-recourse debt was $41,360,583 at March 31, 2009.

Our General Partner believes that with the cash we currently have available, the cash being generated from our remaining leases, and the proceeds from equipment and asset sales, is sufficient to continue our operations into the foreseeable future. We have the ability to borrow additional funds under our revolving line of credit (see Note 7 to our consolidated financial statements), if necessary. However, our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect us and our lessees’ businesses that are beyond our control.

Distributions

During our liquidation period, our primary use of cash has been, and we expect will continue to be, distributions to our partners. We, at our General Partner’s discretion, paid monthly distributions to each of our partners beginning the first month after each such partner was admitted through the end of our reinvestment period, which was on June 17, 2007. During the liquidation period, we plan to make distributions in accordance with the terms of our LP Agreement. We expect that distributions made during the liquidation period will vary, depending on the timing of the sale of our assets, our receipt of rental income, and income from our investments. We paid distributions to our limited partners and our General Partner during the 2009 Quarter of $299,854 and $3,029, respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At March 31, 2009, we had both non-recourse and recourse debt obligations. The lender has a security interest in equipment relating to each non-recourse debt instrument and an assignment of the rental payments under the lease associated with the equipment. In that case, the lender is being paid directly by the lessee. If the lessee defaults on the lease, the equipment would be returned to the lender in extinguishment of the non-recourse debt. At March 31, 2009, our outstanding non-recourse debt obligations were $41,360,583. We are a party to the revolving line of credit, as discussed in the Financing and Borrowings section above. We had $1,185,000 of borrowings under the revolving line of credit at March 31, 2009.

Off-Balance Sheet Transactions

None.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We, like most other companies, are exposed to certain market risks, which include changes in interest rates and the demand for equipment (and the related residuals) owned by us.  We believe that our exposure to other market risks, including foreign currency exchange rate risk, commodity risk and equity price risk, are insignificant, at this time, to both our financial position and our results of operations. There were no other material changes to the disclosure related to these items since the filing of our Annual Report on Form 10-K for the year ended December 31, 2008.

We currently have two outstanding notes payable, one of which is non-recourse debt and the other is associated with our recourse revolving line of credit.  Due to the fixed nature of the non-recourse debt, the conditions in the credit markets as of March 31, 2009 have not had any impact on us. With respect to our revolving line of credit, which is subject to a variable interest rate, our General Partner has evaluated the impact of the conditions of the credit markets on the outstanding balance and has determined that it will not have any material impact on us.  Furthermore, we are currently in our liquidation period and, therefore, as we have no current intentions of obtaining additional external financing or refinancing our existing indebtedness, we do not expect any adverse impact on our cash flows should credit conditions in general remain the same or deteriorate further.

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

Item 4T. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended March 31, 2009, as well as the financial statements for our General Partner, our General Partner carried out an evaluation, under the supervision and with the participation of the management of our General Partner, including its Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our General Partner’s disclosure controls and procedures as of the end of the period covered by this Report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that our General Partner’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of conducting our business, we may be subject to certain claims, suits and complaints filed against us.  In the opinion of management, the outcome of such matters, if any, will not have a material impact on our consolidated financial position or results of operations. We are not aware of any material legal proceedings that are currently pending against us or against any of our assets.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no units of limited partnership interests sold or redeemed during the three months ended March 31, 2009.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the three months ended March 31, 2009.

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

May 13, 2009

/s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

May 13, 2009

/s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

May 13, 2009

/s/ Anthony J. Branca
Anthony J. Branca
Chief Financial Officer (Principal Accounting and Financial Officer)

21