Form 10-Q
period 2009-06-30
ICON INCOME FUND EIGHT B LP
filed 2009-08-06
CIK 1121716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	June 30, 2009

or
[  ]         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission_File_Number_	333-37504

ICON Income Fund Eight B L.P.
(Exact name of registrant as specified in its charter)

Delaware	13-4101114
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Fifth Avenue, 4th Floor, New York, New York	10011
(Address of principal executive offices)	(Zip code)

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
[  ] Yes [x] No

Number of outstanding units of limited partnership interests of the registrant on July 31, 2009 is 740,380.

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Consolidated Balance Sheets

Assets
	June 30,
	2009	December 31,
	(unaudited)	2008
Current assets:
Cash and cash equivalents	$115,885	$167,128
Current portion of net investment in finance lease	2,144,796	2,009,175
Other current assets	38,166	68,751

Total current assets	2,298,847	2,245,054

Non-current assets:
Net investment in finance lease, less current portion	1,804,024	2,911,511
Leased equipment at cost (less accumulated depreciation of $31,830,505 and $29,921,414, respectively)	43,586,215	45,495,306
Investments in joint ventures	1,226,715	1,267,392
Other non-current assets, net	1,270,978	1,286,384

Total non-current assets	47,887,932	50,960,593

Total Assets	$50,186,779	$53,205,647

Liabilities and Partners' Equity

Current liabilities:
Current portion of non-recourse long-term debt	$4,004,664	$4,029,270
Revolving line of credit, recourse	885,000	1,185,000
Deferred revenue	531,818	450,000
Due to affiliates	143,070	143,070
Accrued expenses and other current liabilities	196,690	336,796

Total current liabilities	5,761,242	6,144,136

Non-current liabilities:
Non-recourse long-term debt, less current portion	36,354,709	38,317,033

Total Liabilities	42,115,951	44,461,169

Commitments and contingencies (Note 10)

Partners' Equity:
Limited Partners	8,639,179	9,306,093
General Partner	(568,351)	(561,615)

Total Partners' Equity	8,070,828	8,744,478

Total Liabilities and Partners' Equity	$50,186,779	$53,205,647

See accompanying notes to consolidated financial statements.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue:
Rental income	$1,594,091	$1,594,091	$3,188,182	$3,188,182
Finance income	141,936	205,342	300,563	425,198
Loss from investments in joint ventures	(21,677)	(2,009,165)	(40,677)	(2,050,851)
Interest and other income	-	23	-	343

Total revenue (loss)	1,714,350	(209,709)	3,448,068	1,562,872

Expenses:
Depreciation and amortization	962,177	964,068	1,925,251	1,931,952
Impairment loss	-	3,888,367	-	3,888,367
Interest	653,502	719,349	1,302,054	1,439,352
General and administrative	155,136	94,427	288,648	438,405

Total expenses	1,770,815	5,666,211	3,515,953	7,698,076

Net loss	$(56,465)	$(5,875,920)	$(67,885)	$(6,135,204)

Net loss allocable to:
Limited Partners	$(55,900)	$(5,817,161)	$(67,206)	$(6,073,852)
General Partner	(565)	(58,759)	(679)	(61,352)

	$(56,465)	$(5,875,920)	$(67,885)	$(6,135,204)

Weighted average number of units of limited
partnership interests outstanding	740,380	740,380	740,380	740,442

Net loss per weighted average
unit of limited partnership interests	$(0.08)	$(7.86)	$(0.09)	$(8.20)

See accompanying notes to consolidated financial statements.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Changes in Partners' Equity

	Units of Limited			Total
	Partnership	Limited	General	Partners'
	Interests	Partners	Partner	Equity
Balance, December 31, 2008	740,380	$9,306,093	$(561,615)	$8,744,478

Cash distributions to partners	-	(299,854)	(3,029)	(302,883)
Net loss	-	(11,306)	(114)	(11,420)

Balance, March 31, 2009 (unaudited)	740,380	8,994,933	(564,758)	8,430,175

Cash distributions to partners	-	(299,854)	(3,028)	(302,882)
Net loss	-	(55,900)	(565)	(56,465)

Balance, June 30, 2009 (unaudited)	740,380	$8,639,179	$(568,351)	$8,070,828

See accompanying notes to consolidated financial statements.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(67,885)	$(6,135,204)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Rental income paid directly to lenders by lessees	(3,270,000)	(3,270,000)
Finance income	(300,563)	(425,198)
Loss from investments in joint ventures	40,677	2,050,851
Depreciation and amortization	1,925,251	1,931,952
Impairment loss	-	3,888,367
Interest expense on non-recourse financing paid directly to lenders by lessees	1,265,431	1,401,003
Interest expense from amortization of debt financing costs	17,074	9,333
Changes in operating assets and liabilities:
Collection of finance leases	1,256,269	1,256,268
Other assets	28,917	(13,104)
Deferred revenue	81,818	81,818
Accrued expenses and other current liabilities	(122,467)	52,920

Net cash provided by operating activities	854,522	829,006

Cash flows from investing activities:
Investment in joint ventures	-	(15,000)

Net cash used in investing activities	-	(15,000)

Cash flows from financing activities:
Repayment of revolving line of credit	(300,000)	-
Cash distributions to partners	(605,765)	(1,028,418)
Units of limited partnership interests redeemed	-	(3,473)

Net cash used in financing activities	(905,765)	(1,031,891)

Net decrease in cash and cash equivalents	(51,243)	(217,885)
Cash and cash equivalents, beginning of the period	167,128	414,156

Cash and cash equivalents, end of the period	$115,885	$196,271

See accompanying notes to consolidated financial statements.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2009	2008
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$19,549	$38,530

Supplemental disclosure of non-cash operating activities:
Principal and interest paid on non-recourse long-term debt directly to
lenders by lessees	$3,270,000	$3,270,000

See accompanying notes to consolidated financial statements.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
June 30, 2009
(unaudited)

(1)	Organization

ICON Income Fund Eight B L.P. (the “Partnership”) was formed on February 7, 2000 as a Delaware limited partnership. The Partnership is engaged in one business segment, the business of purchasing equipment and leasing it to third parties, providing equipment financing and, to a lesser degree, acquiring ownership rights to items of leased equipment at lease expiration. The Partnership will continue until December 31, 2017, unless terminated sooner.

The general partner of the Partnership is ICON Capital Corp. (the “General Partner”), a Delaware corporation. The General Partner manages and controls the business affairs of the Partnership, including, but not limited to, the equipment leases that the Partnership entered into pursuant to the terms of the Partnership’s amended and restated limited partnership agreement (the “LP Agreement”).  Additionally, the General Partner has a 1% interest in the profits, losses, cash distributions and liquidation proceeds of the Partnership.

Effective June 16, 2007, the Partnership completed its operating period.  On June 17, 2007, the Partnership entered its liquidation period during which the Partnership will sell its assets in the normal course of business.

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

(2)	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying consolidated financial statements of the Partnership have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q. In the opinion of the General Partner, all adjustments considered necessary for a fair presentation have been included.  These consolidated financial statements should be read together with the consolidated financial statements and notes included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2008.  The results for the interim period are not necessarily indicative of the results for the full year.  The General Partner has evaluated all subsequent events through August 5, 2009, the date the consolidated financial statements were issued.

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
June 30, 2009
(unaudited)

(2)	Summary of Significant Accounting Policies - continued

In joint ventures where the Partnership has majority ownership, the financial condition and results of operations of the joint venture are consolidated. Noncontrolling interest represents the minority owner's proportionate share of its equity in the joint venture. The noncontrolling interest is adjusted for its share of the earnings, losses, investments and distributions of the joint venture.

Effective January 1, 2009, the Partnership adopted and, for presentation and disclosure purposes, retrospectively applied Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS No. 160”).  The standard requires that noncontrolling interests are reported as a separate component of consolidated equity and loss attributable to the noncontrolling interest is included in consolidated net loss. The adoption of this standard had no impact on the Partnership’s consolidated financial statements for the periods presented.

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
June 30, 2009
(unaudited)

(2)	Summary of Significant Accounting Policies - continued

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Accounting for Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure and is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”).  FSP 157-2 delayed the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), for fiscal years beginning after November 15, 2008.  The measurement and disclosure requirements related to financial assets and financial liabilities were adopted by the Partnership on January 1, 2008.  The Partnership adopted FSP No. 157-2 on January 1, 2009.  The adoption of SFAS No. 157 and FSP No. 157-2 for financial and non-financial assets and financial and non-financial liabilities did not have a significant impact on the Partnership’s consolidated financial statements.

In April 2009, the FASB issued FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions that are Not Orderly” (“FSP 157-4”).  FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased.  Additionally, FSP 157-4 provides guidance on identifying circumstances that indicate a transaction is not orderly.   The FASB expanded the scope of FSP 157-4 to all assets and liabilities measured at fair value.  FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively.  The Partnership adopted FAS 157-4 during the quarter ended June 30, 2009.  The adoption of FSP 157-4 did not have a significant impact on the Partnership’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (“APB”) 28-1, “Interim Disclosure about Fair Value of Financial Instruments” (“FSP 107-1/APB 28-1”). FSP 107-1/APB 28-1 requires interim disclosures regarding the fair values of financial instruments that are within the scope of SFAS No. 107, “Disclosures about the Fair Value of Financial Instruments” (“SFAS No. 107”).   Additionally, FSP 107-1/APB 28-1 requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods.  FSP 107-1/APB 28-1 does not change the accounting treatment for these financial instruments and is effective for interim and annual reporting periods ending after June 15, 2009.  The Partnership adopted FSP 107-1/APB 28-1 during the quarter ended June 30, 2009.  The adoption of FSP 107-1/APB 28-1 did not have a significant impact on the Partnership’s consolidated financial statements.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
June 30, 2009
(unaudited)

(2)	Summary of Significant Accounting Policies - continued

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”).  SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date; that is, whether that date represents the date the financial statements were issued or were available to be issued.  This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented.  SFAS No. 165 is effective for interim and annual reporting periods ending after June 15, 2009.  The Partnership adopted SFAS No. 165 during the quarter ended June 30, 2009.  The adoption of SFAS No. 165 did not have a significant impact on the Partnership’s consolidated financial statements.

(3)	Net Investment in Finance Lease

Net investment in finance lease consisted of the following:

	June 30,
	2009	December 31,
	(unaudited)	2008

Minimum rents receivable	$4,396,940	$5,653,209
Estimated residual value	1	1
Initial direct costs, net	25,464	41,624
Unearned income	(473,585)	(774,148)

Net investment in finance lease	3,948,820	4,920,686

Less: Current portion of net
investment in finance lease	2,144,796	2,009,175

Net investment in finance lease,
less current portion	$1,804,024	$2,911,511

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
June 30, 2009
(unaudited)

(4)	Leased Equipment at Cost

Leased equipment at cost consisted of the following:

	June 30,
	2009	December 31,
	(unaudited)	2008
Aircraft and aircraft related equipment	$75,416,720	$75,416,720
Less: Accumulated depreciation	(31,830,505)	(29,921,414)
	$43,586,215	$45,495,306

Depreciation expense was $954,545 for the three months ended June 30, 2009 and 2008. Depreciation expense for the six months ended June 30, 2009 and 2008 was $1,909,091.

(5)	Investments in Joint Ventures

The Partnership and one of its affiliates, ICON Income Fund Nine, LLC (“Fund Nine”), an entity also managed and controlled by the General Partner, formed a joint venture, discussed below, for the purpose of acquiring and managing a leased aircraft.  The Partnership and Fund Nine have substantially identical investment objectives and participate on the same terms and conditions.  The Partnership and Fund Nine each have a right of first refusal to purchase the equipment, on a pro-rata basis, if the member desires to sell its interests in the equipment or joint venture.

ICON Aircraft 126, LLC

During February 2002, the Partnership and Fund Nine formed ICON Aircraft 126, LLC (“ICON 126”) for the purpose of acquiring all of the outstanding shares of Delta Aircraft Leasing Limited (“D.A.L.”), a Cayman Islands registered company that owns, through an owner trust, an Airbus A340-313X MSN 126 (“Aircraft 126”). Aircraft 126 was subject to a lease with Cathay Pacific Airways Limited (“Cathay”) at the time of purchase, which was consummated during March 2002. The lease was initially scheduled to expire in March 2006, but has been extended to July 1, 2011. The Partnership and Fund Nine each have ownership interests of 50.0% in ICON 126.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
June 30, 2009
(unaudited)

(5)	Investments in Joint Ventures - continued

Information as to the results of operations of ICON 126 is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	(unaudited)		(unaudited)
	2009	2008	2009	2008
Revenue	$1,592,143	$1,592,309	$3,184,291	$3,185,541
Net loss	$(43,353)	$(4,018,329)	$(81,353)	$(4,101,701)
Partnership's share of net loss	$(21,677)	$(2,009,165)	$(40,677)	$(2,050,851)

Net loss in joint ventures for the three and six months ended June 30, 2008, was primarily due to the recognition of an impairment loss of $3,900,000 by ICON 126.  ICON 126 did not record a similar impairment charge during the three and six months ended June 30, 2009.

(6)	Non-Recourse Long-Term Debt

The aggregate maturities of non-recourse long-term debt consisted of the following at June 30, 2009:

For the period July 1 to December 31, 2009	$2,042,340
For the year ending December 31, 2010	3,826,797
For the year ending December 31, 2011	34,490,236
$40,359,373

(7)	Revolving Line of Credit, Recourse

The Partnership and certain entities sponsored and organized by the General Partner, Fund Nine, ICON Income Fund Ten, LLC (“Fund Ten”), ICON Leasing Fund Eleven, LLC (“Fund Eleven”) and ICON Leasing Fund Twelve, LLC (collectively, the “Borrowers”), are parties to a Commercial Loan Agreement, as amended (the “Loan Agreement”), with California Bank & Trust (“CB&T”). The Loan Agreement provides for a revolving line of credit of up to $30,000,000 pursuant to a senior secured revolving loan facility (the “Facility”), which is secured by all assets of the Borrowers not subject to a first priority lien, as defined in the Loan Agreement. Each of the Borrowers is jointly and severally liable for all amounts borrowed under the Facility. At June 30, 2009, no amounts were accrued related to the Partnership’s joint and several obligations under the Facility. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain lease agreements and loans in which the Borrowers have a beneficial interest.

The Facility expires on April 30, 2010 and the Borrowers may request a one year extension to the revolving line of credit within 390 days of the expiration date, but CB&T has no obligation to extend. The interest rate for general advances under the Facility is CB&T’s prime rate and the interest rate on up to five separate advances that are permitted to be made under the Facility is the rate at which U.S. dollar deposits can be acquired by CB&T in the London Interbank Eurocurrency Market plus 2.5% per year. The interest rate at June 30, 2009 was 3.25%. In addition, the Borrowers are obligated to pay a quarterly commitment fee of 0.25% on unused commitments under the Facility.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
June 30, 2009
(unaudited)

(7)	Revolving Line of Credit, Recourse - continued

Aggregate borrowings by all Borrowers under the Facility amounted to $10,330,000 at June 30, 2009. The balances of $885,000, $2,185,000 and $7,260,000 were borrowed by the Partnership, Fund Ten and Fund Eleven, respectively.  Subsequent to June 30, 2009, the Partnership and Fund Ten repaid $120,000 and $350,000, which reduced the Partnership’s and Fund Ten’s outstanding loan balance to $765,000 and $1,835,000, respectively.

Pursuant to the Loan Agreement, the Borrowers are required to comply with certain covenants.  At June 30, 2009, the Borrowers were in compliance with all covenants.

(8)	Fair Value of Financial Instruments

Fair value information with respect to the Partnership's leased assets and liabilities is not separately provided since (i) SFAS No. 107 does not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets, other than lease related investments, and the recorded value of recourse debt approximates fair value due to their short-term maturities and variable interest rates. The fair value of the Partnership's fixed rate note payable is estimated using a discounted cash flow analysis, based on the current incremental borrowing rate of the most recent borrowings by the Partnership and the other programs sponsored by the General Partner.

	Carrying Amount	Fair Value
Fixed rate non-recourse long-term debt	$40,359,373	$41,685,230

(9)	Transactions with Related Parties

In accordance with the terms of the LP Agreement, the Partnership paid the General Partner (i) management fees ranging from 1% to 7% based on a percentage of the rentals recognized either directly by the Partnership or through its joint ventures and (ii) acquisition fees, through the end of the reinvestment period, of 3% of the purchase price of the Partnership’s investments.  In addition, the General Partner was reimbursed for certain administrative expenses incurred in connection with the Partnership’s operations.

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

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
June 30, 2009
(unaudited)

(9)	Transactions with Related Parties - continued

Effective May 1, 2006, the General Partner waived its rights to all future management fees and administrative expense reimbursements.

The General Partner also has a 1% interest in the Partnership’s profits, losses, cash distributions and liquidation proceeds.

(10)	Commitments and Contingencies

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

 Item 2.  General Partner’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our current financial position and results of operations. This discussion should be read together with our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2008.  This discussion should also be read in conjunction with the disclosure below regarding “Forward-Looking Statements” and the “Risk Factors” set forth in Item 1A of Part II of this Quarterly Report on Form 10-Q.

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

Our General Partner is ICON Capital Corp., a Delaware corporation. Our General Partner manages and controls our business affairs, including, but not limited to, our equipment leases and other financing transactions, under the terms of our amended and restated LP Agreement. We entered our liquidation period on June 17, 2007.  During our liquidation period, we are selling and will continue to sell our assets in the ordinary course of business. As we sell our assets, both rental income and finance income will decrease over time as will expenses related to our assets such as depreciation and amortization expense. Additionally, interest expense should decrease as we reach the expiration of leases that were financed and the debt is repaid to the lender. As leased equipment is sold, we will experience both gains and losses on these sales. We will continue to liquidate our assets during this period and we expect to see a reduction in revenue and expenses accordingly.

At June 30, 2009, our portfolio, which we hold either directly or through joint ventures, consisted  of the following investments:

Telecommunications Equipment

•	We own telecommunications equipment subject to a lease with Global Crossing Telecommunications, Inc. (“Global Crossing”). The lease is scheduled to expire on March 31, 2011.

Air Transportation Equipment

•
We own one Airbus A340-313X MSN 123 (“Aircraft 123”) and have a 50% interest through a joint venture with Fund Nine, an entity also managed by our General Partner, in Aircraft 126.  Both aircraft are on lease to Cathay, which are currently in lease extensions that are scheduled to expire on October 1, 2011 and July 1, 2011, respectively.

Energy Equipment

•	We have a 5.93% interest in the rights to the profits, losses and cash flows from an entity that owns a 50% interest in a mobile offshore drilling rig subject to a lease with Rowan Companies, Inc.

Recent Significant Transactions

None.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure and is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  In February 2008, the FASB issued FSP No. 157-2.  FSP 157-2 delayed the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), for fiscal years beginning after November 15, 2008.  The measurement and disclosure requirements related to financial assets and financial liabilities were adopted by us on January 1, 2008. We adopted FSP No. 157-2 on January 1, 2009.  The adoption of SFAS No. 157 and FSP 157-2 for financial and non-financial assets and financial and non-financial liabilities did not have a significant impact on our consolidated financial statements.

In April 2009, the FASB issued FSP No. 157-4.  FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased.  Additionally, FSP 157-4 provides guidance on identifying circumstances that indicate a transaction is not orderly.  The FASB expanded the scope of FSP 157-4 to all assets and liabilities measured at fair value.  FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively.  We adopted FSP 157-4 during the quarter ended June 30, 2009.  The adoption of FSP 157-4 did not have a significant impact on our consolidated financial statements.

In January 2009, we adopted and, for presentation and disclosure purposes, retrospectively applied SFAS No. 160.  As a result, noncontrolling interests are reported as a separate component of consolidated equity and loss attributable to the noncontrolling interest is included in consolidated net loss.  The adoption of this standard had no impact on our consolidated financial statements for the periods presented.

In April 2009, the FASB issued FSP 107-1/APB 28-1.  FSP 107-1/APB 28-1 requires interim disclosures regarding the fair values of financial instruments that are within the scope of SFAS No. 107. Additionally, FSP 107-1/APB 28-1 requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods.  FSP 107-1/APB 28-1 does not change the accounting treatment for these financial instruments and is effective for interim and annual reporting periods ending after June 15, 2009.  We adopted FSP 107-1/APB 28-1 during the quarter ended June 30, 2009.  The adoption of FSP 107-1/APB 28-1 did not have a significant impact on our consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165.  SFAS No. 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued.  This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented.  SFAS No. 165 is effective for interim and annual reporting periods ending after June 15, 2009.  We adopted SFAS No. 165 during the quarter ended June 30, 2009.  The adoption of SFAS No. 165 did not a significant impact on our consolidated financial statements.

Results of Operations for the Three Months Ended June 30, 2009 (the “2009 Quarter”) and 2008 (the “2008 Quarter”)

Revenue for the 2009 Quarter and 2008 Quarter are summarized as follows:

	Three Months Ended
	June 30,
	2009	2008	Change
Rental income	$1,594,091	$1,594,091	$-
Finance income	141,936	205,342	(63,406)
Loss from investments in joint ventures	(21,677)	(2,009,165)	1,987,488
Interest and other income	-	23	(23)

Total revenue	$1,714,350	$(209,709)	$1,924,059

Total revenue for the 2009 Quarter increased $1,924,059, or 917.5%, as compared to the 2008 Quarter.  The increase in total revenue was primarily due to an approximately $1,987,000 decrease in the loss from investment in joint ventures from our 50% ownership interest in ICON 126.  ICON 126 recognized an impairment loss of approximately $3,900,000 in the 2008 Quarter.  ICON 126 did not record a similar impairment charge in the 2009 Quarter.  This increase was offset by a decrease in finance income, which will continue as the Global Crossing lease matures.

Expenses for the 2009 Quarter and the 2008 Quarter are summarized as follows:

	Three Months Ended
	June 30,
	2009	2008	Change
Depreciation and amortization	$962,177	$964,068	$(1,891)
Impairment loss	-	3,888,367	(3,888,367)
Interest	653,502	719,349	(65,847)
General and administrative	155,136	94,427	60,709

Total expenses	$1,770,815	$5,666,211	$(3,895,396)

Total expenses for the 2009 Quarter decreased $3,895,396, or 68.7%, as compared to the 2008 Quarter. The decrease in total expenses was primarily attributable to the impairment charge of approximately $3,900,000 recognized by ICON 123 in the 2008 Quarter.  We did not record a similar impairment charge in the 2009 Quarter.

Net Loss

As a result of the foregoing factors, the net loss for the 2009 Quarter and 2008 Quarter was $56,465 and $5,875,920, respectively. Net loss per weighted average unit of limited partnership interests for the 2009 Quarter and 2008 Quarter was $0.08 and $7.86, respectively.

Results of Operations for the Six Months Ended June 30, 2009 (the “2009 Period”) and 2008 (the “2008 Period”)

Revenue for the 2009 Period and 2008 Period are summarized as follows:

	Six Months Ended
	June 30,
	2009	2008	Change
Rental income	$3,188,182	$3,188,182	$-
Finance income	300,563	425,198	(124,635)
Loss from investments in joint ventures	(40,677)	(2,050,851)	2,010,174
Interest and other income	-	343	(343)

Total revenue	$3,448,068	$1,562,872	$1,885,196

Total revenue for the 2009 Period increased $1,885,196, or 120.6%, as compared to the 2008 Period.  The increase in total revenue was primarily due to an approximately $2,010,000 decrease in the loss from investment in joint ventures from our 50% ownership interest in ICON 126.  ICON 126 recognized an impairment loss of approximately $3,900,000 in the 2008 Period.  ICON 126 did not record a similar impairment charge in the 2009 Period.  This increase was offset by a decrease in finance income, which will continue as the Global Crossing lease matures.

Expenses for the 2009 Period and the 2008 Period are summarized as follows:

	Six Months Ended
	June 30,
	2009	2008	Change
Depreciation and amortization	$1,925,251	$1,931,952	$(6,701)
Impairment loss	-	3,888,367	(3,888,367)
Interest	1,302,054	1,439,352	(137,298)
General and administrative	288,648	438,405	(149,757)

Total expenses	$3,515,953	$7,698,076	$(4,182,123)

Total expenses for the 2009 Period decreased $4,182,123, or 54.3%, as compared to the 2008 Period.  The decrease in total expenses was primarily attributable to the impairment charge of approximately $3,900,000 recognized by ICON 123 in the 2008 Period.  We did not record a similar impairment charge in the 2009 Period.  The decrease in general and administrative expense was primarily due to a reduction in professional fees and other operating expenses.  The decrease in interest expense was attributable to a reduction in the balance of our outstanding debt during the 2009 Period.

Net Loss

As a result of the foregoing factors, the net loss for the 2009 Period and 2008 Period was $67,885 and $6,135,204, respectively. Net loss per weighted average unit of limited partnership interests for the 2009 Period and 2008 Period was $0.09 and $8.20, respectively.

Financial Condition

This section discusses the major balance sheet variances at June 30, 2009, as compared to December 31, 2008.

Total Assets

Total assets decreased $3,018,867, from $53,205,647 at December 31, 2008 to $50,186,780 at June 30, 2009. The decrease was primarily due to the depreciation of our leased equipment of $1,909,091, distributions paid to our partners of $605,765 and the decrease in our net investment in finance lease of $971,866 as a result of the collection of rents receivable from our finance lease with Global Crossing in the amount of $1,256,269, which was partially offset by the recognition of unearned income of $300,563 during the 2009 Period.

Current Assets

Current assets increased $53,793, from $2,245,054 at December 31, 2008 to $2,298,847 at June 30, 2009.  The increase was primarily due to an increase in the current portion of our finance lease with Global Crossing during the 2009 Period, which was partially offset by a decrease in cash and cash equivalents and other current assets.

Total Liabilities

Total liabilities decreased $2,345,217, from $44,461,169 at December 31, 2008 to $42,115,952 at June 30, 2009.  The decrease was primarily due to the repayment of a portion of the outstanding balance on the non-recourse debt obligation related to Aircraft 123, and the repayment of a portion of the outstanding balance on our revolving line of credit.

Current Liabilities

Current liabilities decreased $382,893, from $6,144,136 at December 31, 2008 to $5,761,243 at June 30, 2009.  The decrease was primarily due to the repayment of a portion of the outstanding balance on the revolving line of credit and a reduction in accrued expenses and other current liabilities.  This decrease was offset by an increase in deferred revenue related to Aircraft 123.

Partners’ Equity

Total partners’ equity decreased $673,650, from $8,744,478 at December 31, 2008 to $8,070,828 at June 30, 2009. During our liquidation period, we have distributed substantially all of the distributable cash from operations and equipment sales to our partners. We also recorded a net loss during the 2009 Period.

Liquidity and Capital Resources

Cash Flow Summary

At June 30, 2009 and December 31, 2008, we had cash and cash equivalents of $115,885 and $167,128, respectively. During our liquidation period, our main source of cash is expected to be from operating and investing activities from the sale or disposal of our assets. Our main use of cash during the liquidation period is expected to be from financing activities in the form of debt repayments and cash distributions to our partners.

Operating Activities

Sources of Cash

Sources of cash from operating activities increased $25,516, from $829,006 in the 2008 Period to $854,522 in the 2009 Period.  The increase was primarily due to the collection of our finance lease with Global Crossing, which was partially offset by a reduction in overall lease activity during our liquidation period.

Investing Activities

Uses of Cash

Uses of cash in investing activities decreased from $15,000 in the 2008 Period to $0 in the 2009 Period. The decrease was due to the absence of additional investments as we are in our liquidation period.

Financing Activities

Uses of Cash

Uses of cash in financing activities decreased $126,126, from $1,031,891 in the 2008 Period to $905,765 in the 2009 Period. The decrease was primarily due to a reduction in the amount of distributions paid to our partners, as well as the repayment of $300,000 on our revolving line of credit during the 2009 Period.  During the 2009 Period and 2008 Period, we paid distributions to our partners of $605,765, and $1,028,418, respectively.

Sources of Liquidity

Non-Recourse Debt

At June 30, 2009, we had a non-recourse debt obligation that was paid directly to the lender by the lessee and was accruing interest at 6.1095% per year. The debt matures on October 1, 2011 and has a balloon payment of approximately $32,000,000 at maturity. The outstanding balance of our non-recourse debt was $40,359,373 at June 30, 2009.

Revolving Line of Credit, Recourse

Our revolving line of credit has $19,670,000 available as of June 30, 2009, for additional working capital needs.

Our General Partner believes that with the cash we currently have available, the cash being generated from our remaining leases, and the proceeds we expect to receive from equipment and asset sales, is sufficient to continue our operations into the foreseeable future.  However, our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect us and our lessees’ businesses that are beyond our control.

Distributions

During our liquidation period, our primary use of cash has been, and we expect will continue to be, debt repayments and distributions to our partners. We, at our General Partner’s discretion, paid monthly distributions to each of our partners beginning the first month after each such partner was admitted through the end of our reinvestment period, which was on June 17, 2007. During our liquidation period, we plan to make distributions in accordance with the terms of our LP Agreement. We expect that distributions made during the liquidation period will vary, depending on the timing of the sale of our assets, our receipt of rental income, and income from our investments. We paid distributions to our limited partners and our General Partner during the 2009 Period of $599,708 and $6,057, respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At June 30, 2009, we had both non-recourse and recourse debt obligations. The lender has a security interest in the equipment related to each non-recourse debt instrument and an assignment of the rental payments under the lease associated with the equipment. In that case, the lender is being paid directly by the lessee. If the lessee defaults on the lease, the equipment would be returned to the lender in extinguishment of the non-recourse debt. At June 30, 2009, our outstanding non-recourse debt obligations were $40,359,373. We are a party to the revolving line of credit, as discussed in the Sources of Liquidity section above. We had $885,000 of borrowings under the Facility at June 30, 2009.

Off-Balance Sheet Transactions

None.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to the disclosure related to this item since the filing of our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended June 30, 2009, as well as the financial statements for our General Partner, our General Partner carried out an evaluation, under the supervision and with the participation of the management of our General Partner, including its Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our General Partner’s disclosure controls and procedures as of the end of the period covered by this Report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that our General Partner’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no units of limited partnership interests sold or redeemed during the three months ended June 30, 2009.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the three months ended June 30, 2009.

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

10.3
Loan Modification Agreement, by and between California Bank & Trust and ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC and ICON Leasing Fund Eleven, LLC and ICON Leasing Fund Twelve, LLC, dated as of May 1, 2008 (Incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed May 15, 2008).

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

August 5, 2009

/s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

August 5, 2009

/s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

August 5, 2009

/s/ Anthony J. Branca
Anthony J. Branca
Chief Financial Officer (Principal Accounting and Financial Officer)

24