Form 10-Q
period 2009-09-30
ICON INCOME FUND EIGHT B LP
filed 2009-11-05
CIK 1121716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	September 30, 2009

or
[  ]         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission_File_Number_	333-37504

ICON Income Fund Eight B L.P.
(Exact name of registrant as specified in its charter)

Delaware	13-4101114
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Fifth Avenue, 4th Floor, New York, New York	10011
(Address of principal executive offices)	(Zip code)

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
[  ] Yes [x] No

Number of outstanding units of limited partnership interests of the registrant on November 1, 2009 is 740,380.

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Consolidated Balance Sheets

Assets
	September 30,
	2009	December 31,
	(unaudited)	2008
Current assets:
Cash and cash equivalents	$49,619	$167,128
Current portion of net investment in finance lease	2,216,243	2,009,175
Other current assets	37,338	68,751

Total current assets	2,303,200	2,245,054

Non-current assets:
Net investment in finance lease, less current portion	1,222,391	2,911,511
Leased equipment at cost (less accumulated depreciation of $32,785,050 and $29,921,414, respectively)	42,631,670	45,495,306
Investments in joint ventures	1,212,987	1,267,392
Other non-current assets, net	1,263,490	1,286,384

Total non-current assets	46,330,538	50,960,593

Total Assets	$48,633,738	$53,205,647

Liabilities and Partners' Equity

Current liabilities:
Current portion of non-recourse long-term debt	$3,916,832	$4,029,270
Revolving line of credit, recourse	365,000	1,185,000
Deferred revenue	572,727	450,000
Due to affiliates	143,070	143,070
Accrued expenses and other current liabilities	193,370	336,796

Total current liabilities	5,190,999	6,144,136

Non-current liabilities:
Non-recourse long-term debt, less current portion	35,432,623	38,317,033

Total Liabilities	40,623,622	44,461,169

Commitments and contingencies (Note 10)

Partners' Equity:
Limited Partners	8,579,073	9,306,093
General Partner	(568,957)	(561,615)

Total Partners' Equity	8,010,116	8,744,478

Total Liabilities and Partners' Equity	$48,633,738	$53,205,647

See accompanying notes to consolidated financial statements.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue:
Rental income	$1,594,091	$1,594,091	$4,782,273	$4,782,273
Finance income	124,650	190,311	425,213	615,509
Loss from investments in joint ventures	(13,726)	(51,498)	(54,405)	(2,102,349)
Interest and other income	-	37	-	380

Total revenue	1,705,015	1,732,941	5,153,081	3,295,813

Expenses:
Depreciation and amortization	961,248	964,777	2,886,499	2,896,729
Impairment loss	-	-	-	3,888,367
Interest	635,479	702,058	1,937,533	2,141,410
General and administrative	68,040	234,450	356,686	672,855

Total expenses	1,664,767	1,901,285	5,180,718	9,599,361

Net income (loss)	$40,248	$(168,344)	$(27,637)	$(6,303,548)

Net income (loss) allocable to:
Limited Partners	$39,845	$(166,661)	$(27,361)	$(6,240,513)
General Partner	403	(1,683)	(276)	(63,035)

	$40,248	$(168,344)	$(27,637)	$(6,303,548)

Weighted average number of units of limited
partnership interests outstanding	740,380	740,380	740,380	740,421

Net income (loss) per weighted average
unit of limited partnership interests	$0.05	$(0.23)	$(0.04)	$(8.43)

See accompanying notes to consolidated financial statements.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Changes in Partners' Equity

	Units of Limited			Total
	Partnership	Limited	General	Partners'
	Interests	Partners	Partner	Equity
Balance, December 31, 2008	740,380	$9,306,093	$(561,615)	$8,744,478

Cash distributions to partners	-	(299,854)	(3,029)	(302,883)
Net loss	-	(11,306)	(114)	(11,420)

Balance, March 31, 2009 (unaudited)	740,380	8,994,933	(564,758)	8,430,175

Cash distributions to partners	-	(299,854)	(3,028)	(302,882)
Net loss	-	(55,900)	(565)	(56,465)

Balance, June 30, 2009 (unaudited)	740,380	8,639,179	(568,351)	8,070,828

Cash distributions to partners	-	(99,951)	(1,009)	(100,960)
Net income	-	39,845	403	40,248

Balance, September 30, 2009 (unaudited)	740,380	$8,579,073	$(568,957)	$8,010,116

See accompanying notes to consolidated financial statements.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(27,637)	$(6,303,548)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Rental income paid directly to lenders by lessees	(4,905,000)	(4,905,000)
Finance income	(425,213)	(615,509)
Loss from investments in joint ventures	54,405	2,102,349
Depreciation and amortization	2,886,499	2,896,729
Impairment loss	-	3,888,367
Interest expense on non-recourse financing paid directly to lenders by lessees	1,885,198	2,087,141
Interest expense from amortization of debt financing costs	25,392	9,495
Changes in operating assets and liabilities:
Collection of finance leases	1,884,403	1,884,403
Other assets, net	28,915	(28,420)
Deferred revenue	122,727	122,727
Accrued expenses and other current liabilities	(120,473)	153,651

Net cash provided by operating activities	1,409,216	1,292,385

Cash flows from financing activities:
Repayment of revolving line of credit	(820,000)	-
Cash distributions to partners	(706,725)	(1,542,574)
Units of limited partnership interests redeemed	-	(3,473)

Net cash used in financing activities	(1,526,725)	(1,546,047)

Net decrease in cash and cash equivalents	(117,509)	(253,662)
Cash and cash equivalents, beginning of the period	167,128	414,156

Cash and cash equivalents, end of the period	$49,619	$160,494

 See accompanying notes to consolidated financial statements.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2009	2008
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$26,943	$54,566

Supplemental disclosure of non-cash operating activities:
Principal and interest paid on non-recourse long-term debt directly to
lenders by lessees	$4,905,000	$4,905,000

See accompanying notes to consolidated financial statements.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2009
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

The general partner of the Partnership is ICON Capital Corp., a Delaware corporation (the “General Partner”). The General Partner manages and controls the business affairs of the Partnership, including, but not limited to, the equipment leases that the Partnership entered into pursuant to the terms of the Partnership’s amended and restated limited partnership agreement (the “LP Agreement”).  Additionally, the General Partner has a 1% interest in the profits, losses, cash distributions and liquidation proceeds of the Partnership.

Effective June 16, 2007, the Partnership completed its operating period.  On June 17, 2007, the Partnership entered its liquidation period, during which the Partnership will sell its assets in the normal course of business.

Partners’ capital accounts are increased for their initial capital contribution plus their proportionate share of earnings and decreased by their proportionate share of losses and distributions. Profits, losses, cash distributions and liquidation proceeds are allocated 99% to the limited partners and 1% to the General Partner until each limited partner has (a) received cash distributions and liquidation proceeds sufficient to reduce its adjusted capital account to zero and (b) received, in addition, other distributions and allocations that would provide an 8% per year cumulative return, compounded daily, on its outstanding adjusted capital account. After such time, distributions will be allocated 90% to the limited partners and 10% to the General Partner.

(2)	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying consolidated financial statements of the Partnership have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q. In the opinion of the General Partner, all adjustments considered necessary for a fair presentation have been included.  These consolidated financial statements should be read together with the consolidated financial statements and notes included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2008.  The results for the interim period are not necessarily indicative of the results for the full year.  The General Partner has evaluated all subsequent events through November 5, 2009, the date the consolidated financial statements were issued.

The consolidated financial statements include the accounts of the Partnership and its majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. In joint ventures where the Partnership has majority ownership, the financial condition and results of operations of the joint venture are consolidated. Noncontrolling interest represents the minority owner's proportionate share of its equity in the joint venture. The noncontrolling interest is adjusted for the minority owner's share of the earnings, losses, investments and distributions of the joint venture.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2009
(unaudited)

(2)	Summary of Significant Accounting Policies - continued

The Partnership accounts for its noncontrolling interests in joint ventures where the Partnership has influence on financial and operational matters, generally 50% or less ownership interest, under the equity method of accounting.  In such cases, the Partnership’s original investments are recorded at cost and adjusted for its share of earnings, losses and distributions. The Partnership accounts for investments in joint ventures where the Partnership has virtually no influence over financial and operational matters using the cost method of accounting. In such cases, the Partnership’s original investments are recorded at cost and any distributions received are recorded as revenue.  All of the Partnership’s investments in joint ventures are subject to its impairment review policy.

Effective January 1, 2009, the Partnership adopted and, for presentation and disclosure purposes, retrospectively applied the accounting pronouncement relating to noncontrolling interests in consolidated financial statements.  As a result, noncontrolling interests are reported as a separate component of consolidated equity and net loss attributable to the noncontrolling interest is included in consolidated net income (loss). The adoption of this standard had no impact on the Partnership’s consolidated financial statements for the nine months ended September 30, 2009.

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

Reclassifications

Certain reclassifications have been made to the accompanying consolidated financial statements in prior periods to conform to the current presentation.

Recently Adopted Accounting Pronouncements

On January 1, 2009, the Partnership adopted the accounting pronouncement relating to accounting for fair value measurements, which establishes a framework for measuring fair value and enhances fair value measurement disclosure for non-financial assets and liabilities. The adoption of this accounting pronouncement for non-financial assets and liabilities did not have a significant impact on the Partnership’s consolidated financial statements.

During the quarter ended June 30, 2009, the Partnership adopted the accounting pronouncement that provides additional guidance for estimating fair value in accordance with the accounting standard for fair value measurements when the volume and level of activity for the asset or liability have significantly decreased. This pronouncement also provides guidance for identifying transactions that are not orderly. This pronouncement was effective prospectively for all interim and annual reporting periods ending after June 15, 2009. The adoption of this accounting pronouncement did not have a significant impact on the Partnership’s consolidated financial statements.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2009
(unaudited)

(2)	Summary of Significant Accounting Policies - continued

During the quarter ended June 30, 2009, the Partnership adopted the accounting pronouncement that amends the requirements for disclosures about fair value of financial instruments, regarding the fair value of financial instruments for annual, as well as interim, reporting periods. This pronouncement was effective prospectively for all interim and annual reporting periods ending after June 15, 2009. The adoption of this accounting pronouncement did not have a significant impact on the Partnership’s consolidated financial statements.

During the quarter ended June 30, 2009, the Partnership adopted the accounting pronouncement regarding the general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before the financial statements are issued. This pronouncement was effective prospectively for interim and annual reporting periods ending after June 15, 2009. The adoption of this accounting pronouncement did not have a significant impact on the Partnership’s consolidated financial statements.

During the quarter ended September 30, 2009, the Partnership adopted Accounting Standards Codification 105, “Generally Accepted Accounting Principles,” which establishes the Financial Accounting Standards Board Accounting Standards Codification (the “Codification”), which supersedes all existing accounting standard documents and will become the single source of authoritative non-governmental US GAAP.  All other accounting literature not included in the Codification will be considered non-authoritative.  This accounting standard is effective for interim and annual periods ending after September 15, 2009.  The Partnership has conformed its consolidated financial statements and related notes to the new Codification for the quarter ended September 30, 2009.

(3)	Net Investment in Finance Lease

Net investment in finance lease consisted of the following:

	September 30,	December 31,
	2009	2008

Minimum rents receivable	$3,768,806	$5,653,209
Estimated residual value	1	1
Initial direct costs, net	18,762	41,624
Unearned income	(348,935)	(774,148)

Net investment in finance lease	3,438,634	4,920,686

Less: Current portion of net
investment in finance lease	2,216,243	2,009,175

Net investment in finance lease,
less current portion	$1,222,391	$2,911,511

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2009
(unaudited)

(4)	Leased Equipment at Cost

Leased equipment at cost consisted of the following:

	September 30,	December 31,
	2009	2008
Aircraft and aircraft related equipment	$75,416,720	$75,416,720
Less: Accumulated depreciation	32,785,050	29,921,414
	$42,631,670	$45,495,306

Depreciation expense was $954,545 for the three months ended September 30, 2009 and 2008. Depreciation expense for the nine months ended September 30, 2009 and 2008 was $2,863,636.

(5)	Investments in Joint Ventures

The Partnership and one of its affiliates, ICON Income Fund Nine, LLC, an entity also managed and controlled by the General Partner (“Fund Nine”), formed a joint venture, discussed below, for the purpose of acquiring and managing a leased aircraft.  The Partnership and Fund Nine have substantially identical investment objectives and participate on the same terms and conditions.  Each of the Partnership and Fund Nine has a right of first refusal to purchase the equipment, on a pro-rata basis, if the other member desires to sell its interest in the equipment or joint venture.

ICON Aircraft 126, LLC

During February 2002, the Partnership and Fund Nine formed ICON Aircraft 126, LLC (“ICON 126”) for the purpose of acquiring all of the outstanding shares of Delta Aircraft Leasing Limited, a Cayman Islands registered company that owns, through an owner trust, an Airbus A340-313X MSN 126 (“Aircraft 126”). Aircraft 126 was subject to a lease with Cathay Pacific Airways Limited at the time of purchase, which was consummated during March 2002. The lease was initially scheduled to expire in March 2006, but has been extended to July 1, 2011. The Partnership and Fund Nine each have a 50% ownership interest in ICON 126.

Information as to the results of operations of ICON 126 is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue	$1,592,143	$1,592,785	$4,776,433	$4,778,327
Net loss	$(27,452)	$(102,997)	$(108,810)	$(4,204,698)
Partnership's share of net loss	$(13,726)	$(51,498)	$(54,405)	$(2,102,349)

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2009
(unaudited)

(5)	Investments in Joint Ventures - continued

Net loss in joint ventures for the nine months ended September 30, 2008 was primarily due to the recognition of an impairment loss of $3,900,000 by ICON 126. ICON 126 did not record a similar impairment charge during the nine months ended September 30, 2009.

(6)	Non-Recourse Long-Term Debt

The aggregate maturities of non-recourse long-term debt consisted of the following at September 30, 2009:

For the period October 1 to December 31, 2009	$1,032,422
For the year ending December 31, 2010	3,826,797
For the year ending December 31, 2011	34,490,236
$39,349,455

(7)	Revolving Line of Credit, Recourse

The Partnership and certain entities sponsored and organized by the General Partner, Fund Nine, ICON Income Fund Ten, LLC (“Fund Ten”), ICON Leasing Fund Eleven, LLC (“Fund Eleven”), ICON Leasing Fund Twelve, LLC (“Fund Twelve”) and ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. (“Fund Fourteen” and, together with the Partnership, Fund Nine, Fund Ten, Fund Eleven and Fund Twelve, the “Borrowers”), are parties to a Commercial Loan Agreement, as amended (the “Loan Agreement”), with California Bank & Trust (“CB&T”). The Loan Agreement provides for a revolving line of credit of up to $30,000,000 pursuant to a senior secured revolving loan facility (the “Facility”), which is secured by all assets of the Borrowers not subject to a first priority lien, as defined in the Loan Agreement. Each of the Borrowers is jointly and severally liable for all amounts borrowed under the Facility. At September 30, 2009, no amounts were accrued related to the Partnership’s joint and several obligations under the Facility. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain lease agreements and loans in which the Borrowers have a beneficial interest.

The Facility expires on June 30, 2011 and the Borrowers may request a one year extension to the revolving line of credit within 390 days of the then-current expiration date, but CB&T has no obligation to extend. The interest rate for general advances under the Facility is CB&T’s prime rate and the interest rate on up to five separate advances that are permitted to be made under the Facility is the rate at which U.S. dollar deposits can be acquired by CB&T in the London Interbank Eurocurrency Market plus 2.5% per year, provided that neither interest rate is permitted to be less than 4.0% per year. The interest rate at September 30, 2009 was 4.0%. In addition, the Borrowers are obligated to pay a quarterly commitment fee of 0.50% on unused commitments under the Facility.

Aggregate borrowings by all Borrowers under the Facility amounted to $7,625,000 at September 30, 2009. The balances of $365,000 and $7,260,000 were borrowed by the Partnership and Fund Eleven, respectively. Subsequent to September 30, 2009, the Partnership and Fund Eleven repaid $150,000 and $5,000,000, respectively, which reduced the Partnership’s and Fund Eleven’s outstanding loan balances to $215,000 and $2,260,000, respectively.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2009
(unaudited)

(7)	Revolving Line of Credit, Recourse - continued

Pursuant to the Loan Agreement, the Borrowers are required to comply with certain covenants.  At September 30, 2009, the Borrowers were in compliance with all covenants.

(8)	Fair Value of Financial Instruments

Fair value information with respect to the Partnership's leased assets and liabilities is not separately provided since (i) the current accounting pronouncement does not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets, other than lease-related investments, and the recorded value of recourse debt approximates fair value due to their short-term maturities and variable interest rates. The fair value of the Partnership's fixed rate note payable is estimated using a discounted cash flow analysis, based on the current incremental borrowing rate of the most recent borrowings by the Partnership and the other programs sponsored by the General Partner.

	Carrying Amount	Fair Value
Fixed rate non-recourse long-term debt	$39,349,455	$41,037,925

(9)	Transactions with Related Parties

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

The General Partner performs certain services relating to the management of the Partnership’s equipment leasing and other financing activities.  Such services include, but are not limited to, the collection of lease payments from the lessees of the equipment, re-leasing services in connection with equipment which is off-lease, inspections of the equipment, liaising with and general supervision of lessees to ensure that the equipment is being properly operated and maintained, monitoring performance by the lessees of their obligations under the leases and the payment of operating expenses.

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

Our General Partner manages and controls our business affairs, including, but not limited to, our equipment leases and other financing transactions, under the terms of our LP Agreement. We entered our liquidation period on June 17, 2007.  During our liquidation period, we are selling and will continue to sell our assets in the ordinary course of business. As we sell our assets, both rental income and finance income will decrease over time, as will expenses related to our assets such as depreciation and amortization expense. Additionally, interest expense should decrease as we reach the expiration of leases that were financed and the debt is repaid to the lender. As leased equipment is sold, we will experience both gains and losses on these sales. We will continue to liquidate our assets during this period and we expect to see a reduction in revenue and expenses accordingly.

Recent Significant Transactions

None.

Other Recent Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have a significant impact on our consolidated financial statements as of September 30, 2009. See Note 2 to our consolidated financial statements for a discussion of accounting pronouncements that we have recently adopted.

Results of Operations for the Three Months Ended September 30, 2009 (the “2009 Quarter”) and 2008 (the “2008 Quarter”)

Revenue for the 2009 Quarter and the 2008 Quarter are summarized as follows:

	Three Months Ended
	September 30,
	2009	2008	Change
Rental income	$1,594,091	$1,594,091	$-
Finance income	124,650	190,311	(65,661)
Loss from investments in joint ventures	(13,726)	(51,498)	37,772
Interest and other income	-	37	(37)

Total revenue	$1,705,015	$1,732,941	$(27,926)

Total revenue for the 2009 Quarter decreased $27,926, or 1.6%, as compared to the 2008 Quarter.  The decrease in total revenue was primarily due to a decrease in finance income, which will continue as the lease with Global Crossing Telecommunications, Inc. (“Global Crossing”) matures.  This decrease was offset by a decrease in the loss from investments in joint ventures from our 50% ownership interest in ICON 126.

Expenses for the 2009 Quarter and the 2008 Quarter are summarized as follows:

	Three Months Ended
	September 30,
	2009	2008	Change
Depreciation and amortization	$961,248	$964,777	$(3,529)
Interest	635,479	702,058	(66,579)
General and administrative	68,040	234,450	(166,410)

Total expenses	$1,664,767	$1,901,285	$(236,518)

Total expenses for the 2009 Quarter decreased $236,518, or 12.4%, as compared to the 2008 Quarter.  The decrease in total expenses was primarily attributable to a decrease in professional fees and operating expenses. The decrease in interest expense was attributable to a reduction in our outstanding debt balance during the 2009 Quarter.

Net Income (Loss)

As a result of the foregoing factors, the net income for the 2009 Quarter and the net loss for the 2008 Quarter were $40,248 and ($168,344), respectively.  Net income (loss) per weighted average unit of limited partnership interests for the 2009 Quarter and the 2008 Quarter was $0.05 and ($0.23), respectively.

Results of Operations for the Nine Months Ended September 30, 2009 (the “2009 Period”) and 2008 (the “2008 Period”)

Revenue for the 2009 Period and the 2008 Period are summarized as follows:

	Nine Months Ended
	September 30,
	2009	2008	Change
Rental income	$4,782,273	$4,782,273	$-
Finance income	425,213	615,509	(190,296)
Loss from investments in joint ventures	(54,405)	(2,102,349)	2,047,944
Interest and other income	-	380	(380)

Total revenue	$5,153,081	$3,295,813	$1,857,268

Total revenue for the 2009 Period increased $1,857,268, or 56.4%, as compared to the 2008 Period. The increase in total revenue was primarily attributable to a decrease of $1,950,000 in the loss from investments in joint ventures from our 50% ownership interest in ICON 126, which recognized an impairment loss of $3,900,000 in the 2008 Period.  ICON 126 did not record a similar impairment charge in the 2009 Period.  The increase in total revenue was offset by a decrease in finance income, which will continue as the Global Crossing lease matures.

Expenses for the 2009 Period and the 2008 Period are summarized as follows:

	Nine Months Ended
	September 30,
	2009	2008	Change
Depreciation and amortization	$2,886,499	$2,896,729	$(10,230)
Impairment loss	-	3,888,367	(3,888,367)
Interest	1,937,533	2,141,410	(203,877)
General and administrative	356,686	672,855	(316,169)

Total expenses	$5,180,718	$9,599,361	$(4,418,643)

Total expenses for the 2009 Period decreased $4,418,643, or 46.0%, as compared to the 2008 Period. The decrease in total expenses was primarily attributable to the impairment charge of approximately $3,900,000 recognized by ICON Aircraft 123, LLC , a wholly-owned subsidiary (“ICON 123”), in the 2008 Period.  ICON 123 did not record a similar impairment charge in the 2009 Period. The decrease in general and administrative expense was primarily due to a reduction in professional fees and other operating expenses.  The decrease in interest expense was attributable to a reduction in our outstanding debt balance during the 2009 Period.

Net Loss

As a result of the foregoing factors, the net loss for the 2009 Period and the 2008 Period was ($27,637) and ($6,303,548), respectively. Net loss per weighted average unit of limited partnership interests for the 2009 Period and the 2008 Period was ($0.04) and ($8.43), respectively.

Financial Condition

This section discusses the major balance sheet variances at September 30, 2009, compared to December 31, 2008.

Total Assets

Total assets decreased $4,571,909, from $53,205,647 at December 31, 2008 to $48,633,738 at September 30, 2009. The decrease was primarily due to the depreciation of our leased equipment of $2,863,636, distributions paid to our partners of $706,725 and the decrease in our net investment in finance lease of $1,482,052 as a result of the collection of rents receivable from our finance lease with Global Crossing in the amount of $1,884,403, which was partially offset by the recognition of unearned income of $425,213 during the 2009 Period.

Current Assets

Current assets increased $58,146, from $2,245,054 at December 31, 2008 to $2,303,200 at September 30, 2009.  The increase was primarily due to an increase in the current portion of our finance lease with Global Crossing during the 2009 Period, which was partially offset by a decrease in cash and cash equivalents and other current assets.

Total Liabilities

Total liabilities decreased $3,837,547, from $44,461,169 at December 31, 2008 to $40,623,622 at September 30, 2009.  The decrease was primarily due to the repayment of a portion of the outstanding balance on the non-recourse debt obligation related to ICON 123, and the repayment of a portion of the outstanding balance on our revolving line of credit.

Current Liabilities

Current liabilities decreased $953,137, from $6,144,136 at December 31, 2008 to $5,190,999 at September 30, 2009.  The decrease was primarily due to the repayment of a portion of the outstanding balance on the revolving line of credit and a reduction in accrued expenses and other current liabilities.  This decrease was offset by an increase in deferred revenue related to ICON 123.

Partners’ Equity

Total partners’ equity decreased $734,362, from $8,744,478 at December 31, 2008 to $8,010,116 at September 30, 2009. During our liquidation period, we have distributed substantially all of the distributable cash from operations and equipment sales to our partners. We also recorded a net loss during the 2009 Period.

Liquidity and Capital Resources

Cash Flow Summary

At September 30, 2009 and December 31, 2008, we had cash and cash equivalents of $49,619 and $167,128, respectively. During our liquidation period, our main source of cash is expected to be from operating and investing activities from the sale or disposal of our assets. Our main use of cash during the liquidation period is expected to be in financing activities in the form of debt repayments and cash distributions to our partners.

Operating Activities

Sources of Cash

Sources of cash from operating activities increased $116,831, from $1,292,385 in the 2008 Period to $1,409,216 in the 2009 Period.  The increase was primarily due to the collection of our finance lease with Global Crossing, which was partially offset by a reduction in overall lease activity during our liquidation period.

Financing Activities

Uses of Cash

Uses of cash in financing activities decreased $19,322, from $1,546,047 in the 2008 Period to $1,526,725 in the 2009 Period. The decrease was primarily due to a reduction in the amount of distributions paid to our partners, partially offset by the repayment of $820,000 on our revolving line of credit during the 2009 Period.  During the 2009 Period and the 2008 Period, we paid distributions to our partners of $706,725 and $1,542,574, respectively.

Sources of Liquidity

We have non-recourse long-term debt obligations consisting of notes payable in which the lender has a security interest in our equipment and an assignment of the rental payments under the lease. In such cases, the lender is being paid directly by the lessee. The outstanding balance of our non-recourse long-term debt was $39,349,455 and $42,346,303 at September 30, 2009 and December 31, 2008, respectively.  Our revolving line of credit had $22,375,000 available as of September 30, 2009 for additional working capital.  Our existing leases have funded, and we anticipate will continue to fund, these obligations.

During our liquidation period, our primary use of cash has been, and we expect will continue to be, debt repayments and distributions to our partners. We, at our General Partner’s discretion, paid monthly distributions to each of our partners beginning the first month after each such partner was admitted through the end of our reinvestment period on June 16, 2007. During our liquidation period, we plan to make distributions in accordance with the terms of our LP Agreement. We expect that distributions made during the liquidation period will vary, depending on the timing of the sale of our assets, our receipt of rental income, and income from our investments. We paid distributions to our limited partners and our General Partner during the 2009 Period of $699,659 and $7,066, respectively.

Our General Partner believes that the cash we currently have available, the cash being generated from our remaining leases, and the proceeds we expect to receive from equipment and asset sales will be sufficient to continue our operations into the foreseeable future.  However, our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect us and our lessees’ businesses that are beyond our control.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At September 30, 2009, we had both non-recourse and recourse debt obligations. The lender has a security interest in the equipment related to each non-recourse debt instrument and an assignment of the rental payments under the lease associated with the equipment. In that case, the lender is being paid directly by the lessee. If the lessee defaults on the lease, the equipment would be returned to the lender in extinguishment of the non-recourse debt. At September 30, 2009, our outstanding non-recourse debt obligations were $39,349,455. We are a party to the revolving line of credit discussed in the “Sources of Liquidity” section above. We had $365,000 of borrowings under the Facility at September 30, 2009.

Off-Balance Sheet Transactions

None.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to the disclosure related to this item since the filing of our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended September 30, 2009, as well as the financial statements for our General Partner, our General Partner carried out an evaluation, under the supervision and with the participation of the management of our General Partner, including its Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our General Partner’s disclosure controls and procedures as of the end of the period covered by this Report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that our General Partner’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no units of limited partnership interests sold or redeemed during the three months ended September 30, 2009.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the three months ended September 30, 2009.

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

10.2
Loan Modification Agreement, by and between California Bank & Trust and ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC and ICON Leasing Fund Eleven, LLC, dated December 26, 2006 (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated December 26, 2006).

10.3
Loan Modification Agreement, by and between California Bank & Trust and ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC, ICON Leasing Fund Eleven, LLC and ICON Leasing Fund Twelve, LLC, dated June 20, 2007.

10.4
Third Loan Modification Agreement, by and between California Bank & Trust and ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC, ICON Leasing Fund Eleven, LLC and ICON Leasing Fund Twelve, LLC, dated as of May 1, 2008 (Incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed May 15, 2008).

10.5
Fourth Loan Modification Agreement, by and between California Bank & Trust and ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC, ICON Leasing Fund Eleven, LLC, ICON Leasing Fund Twelve, LLC and ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P., dated August 12, 2009 (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated August 12, 2009).

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

ICON Income Fund Eight B L.P.
(Registrant)

By: ICON Capital Corp.
      (General Partner of the Registrant)

November 5, 2009

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

November 5, 2009

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

November 5, 2009

By: /s/ Anthony J. Branca
Anthony J. Branca
Chief Financial Officer (Principal Accounting and Financial Officer)

20