Form 10-K
period 2009-12-31
ICON INCOME FUND EIGHT B LP
filed 2010-03-26
CIK 1121716

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transitional period from _____ to _____

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
Yes     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑    No 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes     No 

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer       Accelerated filer       Non-accelerated filer  ☑      Smaller reporting company  

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes     No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  Not applicable.  There is no established market for units of  limited partnership interests of the registrant.

Number of outstanding units of limited partnership interests of the registrant on March 19, 2010 is 740,380.

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

Item 1. Business

Our History

ICON Income Fund Eight B L.P. (the “Partnership” or “Fund Eight B”) was formed on February 7, 2000 as a Delaware limited partnership.  The Partnership will continue until December 31, 2017, unless terminated sooner.  When used in this Annual Report on Form 10-K, the terms “we,” “us,” “our” or similar terms refer to the Partnership and its consolidated subsidiaries.

Our general partner is ICON Capital Corp., a Delaware corporation (our “General Partner”). Our General Partner manages and controls our business affairs, including, but not limited to, our equipment leases and other financing transactions that we entered into pursuant to the terms of our amended and restated limited partnership agreement (our “LP Agreement”).

We are currently in our liquidation period. Our maximum offering was $75,000,000 and we commenced business operations on our initial closing date, June 14, 2000, when we issued 15,816 units of limited partnership interests (“Units”), representing $1,581,551 of capital contributions.  Between June 15, 2000 and October 17, 2001, the date of our final closing, 734,184 additional Units were sold representing $73,418,449 of capital contributions, bringing the total sale of Units to 750,000, representing $75,000,000 of capital contributions. Through December 31, 2009, we redeemed 9,620 Units, bringing the total number of outstanding Units to 740,380.

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

(2)    Reinvestment Period: After the close of the offering period, we reinvested and continued to reinvest the cash generated from our initial investments to the extent that cash was not needed for our expenses, reserves and distributions to partners.  The reinvestment period was anticipated to end on or about October 16, 2006.  However, on October 5, 2006, our General Partner determined that it was in the best interests of our partners to extend the reinvestment period until April 16, 2007 and subsequently further extended the reinvestment period for an additional two months to June 16, 2007.

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

At December 31, 2009 and 2008, we had total assets of $47,232,271 and $53,205,647, respectively.  For the year ended December 31, 2009, two lessees accounted for 100% of our total rental and finance income of $6,908,328.  Net income attributable to us for the year ended December 31, 2009 was $14,579.  For the year ended December 31, 2008, two lessees accounted for 100% of our total rental and finance income of $7,166,618.  Net loss attributable to us for the year ended December 31, 2008 was $6,453,564.  For the year ended December 31, 2007, two lessees accounted for approximately 85.8% of our total rental and finance income of $9,322,816. Net income attributable to us for the year ended December 31, 2007 was $1,146,979.

At December 31, 2009, our portfolio, which we hold either directly or through joint ventures, consisted primarily of the following investments:

Telecommunications Equipment

•	We own telecommunications equipment subject to a lease with Global Crossing Telecommunications, Inc. (“Global Crossing”).

Air Transportation Equipment

•
We own one Airbus A340-313X aircraft (“Aircraft 123”) and have a 50% interest through a joint venture with ICON Income Fund Nine, LLC (“Fund Nine”), an entity also managed by our General Partner, in a second Airbus A340-313X aircraft (“Aircraft 126”).  Both aircraft are on lease to Cathay Pacific Airways Limited (“Cathay”). The leases are scheduled to expire on October 1, 2011 and July 1, 2011, respectively.

Energy Equipment

•	We have a 5.93% interest in the rights to the profits, losses and cash flows from an entity that owns a 50% interest in a mobile offshore drilling rig subject to a lease with Rowan Companies, Inc.

For a discussion of the significant transactions that we engaged in during the years ended December 31, 2009, 2008 and 2007, please refer to “Item 7. General Partner’s Discussion and Analysis of Financial Condition and Results of Operations.”

Segment Information

We are engaged in one business segment, the business of purchasing equipment and leasing it to third parties, providing equipment financing and, to a lesser degree, acquiring ownership rights to items of leased equipment at lease expiration.

Competition

The commercial leasing and financing industry is highly competitive and is characterized by competitive factors that vary based upon product and geographic region. When we made our investments, we competed, and as we seek to liquidate our portfolio, we compete with a variety of competitors including other equipment leasing and finance funds, hedge funds, captive and independent finance companies, commercial and industrial banks, manufacturers and vendors. Competition from both traditional competitors and new market entrants has intensified in recent years due to growing marketplace liquidity and increasing recognition of the attractiveness of the commercial leasing and finance industry.  Our competitors may have been and/or may be in a position to offer equipment to prospective customers on financial terms that were or are more favorable than those that we could offer or that we can offer in liquidating our portfolio, which may have affected our ability to make investments and may affect our ability to liquidate our portfolio, in each case, in a manner that would enable us to achieve our investment objectives.  For additional information about our competition and other risks related to our operations, please see “Item 1A. Risk Factors.”

Employees

We have no direct employees. Our General Partner has full and exclusive control over our management and operations.

Available Information

Our Annual Report on Form 10-K, our most recent Quarterly Reports on Form 10-Q and any amendments to those reports and our Current Reports on Form 8-K and any amendments to those reports are available free of charge on our General Partner’s internet website at http://www.iconcapital.com as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”). The information contained on our General Partner’s website is not deemed part of this Annual Report on Form 10-K. Our reports are also available on the SEC’s website at http://www.sec.gov.

Financial Information Regarding Geographic Areas

We have long-lived assets, which include finance leases and operating leases and investments in joint ventures, in geographic areas outside of the United States. For additional information, see Note 13 to our consolidated financial statements.

Item 1A. Risk Factors

We are subject to a number of risks.  Careful consideration should be given to the following risk factors, in addition to the other information included in this Annual Report.  The risks and uncertainties described below are not the only ones we may face.  Each of these risk factors could adversely affect our business operating results and/or financial condition, as well as adversely affect the value of an investment in our Units.  In addition to the following disclosures, please refer to the other information contained in this Annual Report including the consolidated financial statements and the related notes.

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

The Internal Revenue Service (the “IRS”) may deem the majority of your distributions to be a return of capital for tax purposes during our early years. Distributions would be deemed to be a return of capital for tax purposes to the extent that we are distributing cash in an amount greater than our taxable income. The fact that the IRS deems distributions to be a return of capital in part and we report an adjusted tax basis to you on Form K-1 is not an indication that we are performing greater than or less than expectations and cannot be utilized to forecast what your final return might be.

Your ability to resell your Units is limited by the absence of a public trading market and, therefore, you should be prepared to hold your Units for the life of the Partnership.

A public market does not exist for our Units and we do not anticipate that a public market will develop for our Units, our Units are not currently and will not be listed on any national securities exchange at any time, and we will take steps to assure that no public trading market develops for our Units. In addition, our LP Agreement imposes significant restrictions on your right to transfer your Units.  We have established these restrictions to comply with federal and State securities laws and so that we will not be considered to be a publicly traded partnership that is taxed as a corporation for federal income tax purposes. Your ability to sell or otherwise transfer your Units is extremely limited and will depend on your ability to identify a buyer. Thus, you will probably not be able to sell or otherwise liquidate your Units in the event of an emergency and if you were able to arrange a sale, the price you receive would likely be at a substantial discount to the price you paid for your Units.  As a result, you must view your investment in our Units as a long-term, illiquid investment.

If you choose to request that we repurchase your Units, you may receive significantly less than you would receive if you were to hold your Units for the life of the Partnership.

You may request that we repurchase up to all of your Units. We are under no obligation to do so, however, and will have only limited cash available for this purpose. If we repurchase your Units, the repurchase price has been unilaterally set and, depending upon when you request repurchase, the repurchase price may be less than the unreturned amount of your investment. If your Units are repurchased, the repurchase price may provide you a significantly lower value than the value you would realize by retaining your Units for the duration of the Partnership.

You should not rely on any income from your Units because cash distributions are expected only from time to time as significant assets are sold.

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

The Employee Retirement Income Security Act of 1974, as amended (“ERISA”) and the Internal Revenue Code of 1986, as amended (the “Code”) may apply what is known as the look-through rule to an investment in our Units. Under that rule, the assets of an entity in which a qualified plan or IRA has made an equity investment may constitute assets of the qualified plan or IRA. If you are a fiduciary of a qualified plan or IRA, you should consult with your advisors and carefully consider the effect of that treatment if that were to occur. If the look-through rule were to apply, our General Partner may be viewed as an additional fiduciary with respect to the qualified plan or IRA to the extent of any decisions relating to the undivided interest in our assets represented by the Units held by such qualified plan or IRA. This could result in some restriction on our General Partner’s willingness to engage in transactions that might otherwise be in the best interest of all Unit holders due to the strict rules of ERISA regarding fiduciary actions.

The statements of value that we include in this Annual Report on Form 10-K and future Annual Reports on Form 10-K and that we will send to fiduciaries of plans subject to ERISA and to certain other parties is only an estimate and may not reflect the actual value of our Units.

The statements of estimated value are based on the estimated value of each Unit (i) as of the close of our fiscal year, for the annual statements included in this and future Annual Reports on Form 10-K and (ii) as of September 30 of each fiscal year, for annual statements sent to fiduciaries of plans subject to ERISA and certain other parties. Management, in part, will rely upon third-party sources and advice in arriving at this estimated value. No independent appraisals on the particular value of our Units will be obtained and the value will be based upon an estimated fair market value as of the referenced date for such value. Because this is only an estimate, we may subsequently revise any valuation that is provided. We cannot assure that:

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

•	the statement of value, or the method used to establish value, complies with any reporting and disclosure or valuation requirements under ERISA, Code requirements or other applicable law.

You have limited voting rights and are required to rely on our General Partner to make all of our investment decisions and achieve our investment objectives.

Our General Partner makes all of our investment decisions, including determining the investments we have made and the dispositions we will make. Our success will depend upon the quality of the investment decisions our General Partner made relating to our investments in equipment and makes regarding the realization of such investments. You are not permitted to take part in managing, establishing or changing our investment objectives or policies.

The decisions of our General Partner may be subject to conflicts of interest.

The decisions of our General Partner may be subject to various conflicts of interest arising out of its relationship to us and our affiliates. Our General Partner could be confronted with decisions in which it will, directly or indirectly, have an economic incentive to place its respective interests or the interests of our affiliates above ours. As of December 31, 2009, our General Partner is managing seven other equipment leasing and finance funds. See “Item 13.  Certain Relationships and Related Transactions, and Director Independence.”  These conflicts may include, but are not limited to:

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

Any conflicts in determining and allocating investments between us and our General Partner, or between us and another fund managed by our General Partner, were resolved by our General Partner’s investment committee, which also serves as the investment committee for other funds managed by our General Partner. Since all of the members of our General Partner’s investment committee are officers of our General Partner and are not independent, matters determined by such investment committee, including conflicts of interest between us and our General Partner and our affiliates involving investment opportunities, may not have been as favorable to you and our other investors as they would be if independent members were on the committee. Generally, if an investment was appropriate for more than one fund, our General Partner’s investment committee allocated the investment to a fund (which includes us) after taking into consideration at least the following factors:

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

Our General Partner is required to evaluate our internal controls over financial reporting in order to allow management to report on, and if and when required, our independent registered public accounting firm to attest to, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, as amended, and the rules and regulations of the SEC thereunder, which we refer to as “Section 404.” During the course of testing, our General Partner may identify deficiencies that it may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. We cannot be certain as to the timing of completion of our evaluation, testing and any remediation actions or the impact of the same on our operations. If we are not able to complete our annual evaluations required by Section 404 in a timely manner or with adequate compliance, we may be subject to sanctions or investigation by regulatory authorities, such as the SEC. As a result, we may be required to incur costs in improving our internal control system and the hiring of additional personnel. Any such action could negatively affect our results of operations and the achievement of our investment objectives.

We are subject to certain reporting requirements and are required to file certain periodic reports with the SEC.

We are subject to reporting requirements under the Securities Exchange Act of 1934, as amended, including the filing of quarterly and annual reports. Prior public funds sponsored by our General Partner have been and are subject to the same requirements. Some of these funds have been required to amend previously filed reports to, among other things, restate the audited or unaudited financial statements filed in such reports. As a result, the prior funds have been delinquent in filing subsequent quarterly and annual reports when they became due. If we experience delays in the filing of our reports, our limited partners may not have access to timely information concerning us, our operations, and our financial results.

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

Although we acquired some of our investments for cash, we borrowed a substantial portion of the purchase price of certain of our investments. While we believe the use of leverage resulted in our ability to make more investments with less risk than if leverage was not utilized, there can be no assurance that the benefits of greater size and diversification of our portfolio will offset the heightened risk of loss in an individual investment using leverage.  With respect to non-recourse borrowings, if we are unable to pay our debt service obligations because a lessee, borrower or other counterparty defaults, a lender could foreclose on the investment securing the non-recourse indebtedness. This could cause us to lose all or part of our investment or could force us to meet debt service payment obligations so as to protect our investment subject to such indebtedness and prevent it from being subject to repossession.  Additionally, while the majority of our borrowings were non-recourse, we are jointly and severally liable for recourse indebtedness incurred under a revolving line of credit facility with California Bank & Trust (“CB&T”) that is secured by certain of our assets that are not otherwise pledged to other lenders. CB&T has a security interest in such assets and the right to sell those assets to pay off the indebtedness if we default on our payment obligations.  This recourse indebtedness may increase our risk of loss because we must meet the debt service payment obligations regardless of the revenue we receive from the investment that is subject to such secured indebtedness.

Restrictions imposed by the terms of our indebtedness may limit our financial flexibility.

We, together with certain of our affiliates (entities managed by our General Partner), Fund Nine, ICON Income Fund Ten, LLC (“Fund Ten”), ICON Leasing Fund Eleven, LLC (“Fund Eleven”), ICON Leasing Fund Twelve, LLC (“Fund Twelve”) and ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. (“Fund Fourteen”), are party to the revolving line of credit agreement with CB&T, as amended. The terms of that agreement could restrict us from paying distributions to our partners if such payments would cause us not to be in compliance with our financial covenants in that agreement. For additional information on the terms of our credit agreement, see “Item 7. General Partner’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

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

We typically obtained representations from the sellers and lessees of used equipment that:

•	the equipment has been maintained in compliance with the terms of applicable agreements;
•	that neither the seller nor the lessee was in violation of any material terms of such agreements; and
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

We entered into transactions with parties that had senior debt rated below investment grade. We did not require such parties to have a minimum credit rating. Lessees, borrowers, and other counterparties with lower credit ratings may default on payments to us more frequently than lessees, borrowers or other counterparties with higher credit ratings. For example, if a lessee does not make lease payments to us or to a lender on our behalf or a borrower does not make loan payments to us when due, or violates the terms of its contract in another important way, we may be forced to terminate our agreements with such parties and attempt to recover the equipment. We may do this at a time when we may not be able to arrange for a new lease or to sell our investment right away, if at all. We would then lose the expected revenues and might not be able to recover the entire amount or any of our original investment. The costs of recovering equipment upon a lessee’s or borrower’s default, enforcing the obligations under the contract, and transporting, storing, repairing, and finding a new lessee or purchaser for the equipment may be high and may negatively affect the value of our investment in the equipment. These costs could also negatively affect our liquidity and cash flows, and could negatively affect our profitability.

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

In addition to business uncertainties, our investments may be affected by political, social, and economic uncertainty affecting a country or region. Many financial markets are not as developed or as efficient as those in the U.S. and, as a result, liquidity may be reduced and price volatility may be higher. The legal and regulatory environment may also be different, particularly with respect to bankruptcy and reorganization. Financial accounting standards and practices may also differ and there may be less publicly available information with respect to such companies. While our General Partner considered these factors when making investment decisions, no assurance can be given that we will be able to fully avoid these risks or generate sufficient risk-adjusted returns.

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

We invested in joint ventures with other businesses our General Partner manages, as well as with unrelated third parties. Investing in joint ventures involves additional risks not present when acquiring leased equipment that will be wholly owned by us. These risks include the possibility that our co-investors might become bankrupt or otherwise fail to meet financial commitments, thereby obligating us to pay all of the debt associated with the joint venture, as each party to a joint venture may be required to guarantee all of the joint venture’s obligations. Alternatively, the co-investors may have economic or business interests or goals that are inconsistent with our investment objectives and want to manage the joint venture in ways that do not maximize our return. Among other things, actions by a co-investor might subject leases that are owned by the joint venture to liabilities greater than those contemplated by the joint venture agreement. Also, when none of the joint owners control a joint venture, there might be a stalemate on decisions, including when to sell the equipment or the prices or terms of a lease. Finally, while we typically have the right to buy out the other joint owner’s interest in the equipment in the event of the sale, we may not have the resources available to do so. These risks could negatively affect our profitability and could result in legal and other costs, which would negatively affect our liquidity and cash flows.

We may not be able to obtain insurance for certain risks and would have to bear the cost of losses from non-insurable risks.

Equipment may be damaged or lost. Fire, weather, accidents, theft or other events can cause damage or loss of equipment. While our transaction documents generally require lessees and borrowers to have comprehensive insurance and assume the risk of loss, some losses, such as from acts of war, terrorism or earthquakes, may be either uninsurable or not economically feasible to insure. Furthermore, not all possible liability claims or contingencies affecting equipment can be anticipated or insured against, and, if insured, the insurance proceeds may not be sufficient to cover a loss. If such a disaster occurs to the equipment, we could suffer a total loss of any investment in the affected equipment. In investing in some types of equipment, we may have been exposed to environmental tort liability. Although we used our best efforts to minimize the possibility and exposure of such liability including by means of attempting to obtain insurance, we cannot assure you that our assets will be protected against any such claims. These risks could negatively affect our profitability and could result in legal and other costs, which would negatively affect our liquidity and cash flows.

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

State laws determine what rates of interest are deemed usurious, when the applicable rate of interest is determined, and how it is calculated. In addition, some U.S. courts have also held that certain lease features, such as equity interests, constitute additional interest. Although we generally sought assurances and/or opinions to the effect that our transactions do not violate applicable usury laws, a finding that our transactions violate usury laws could result in the interest obligation to us being declared void and we could be liable for damages and penalties under applicable law. We cannot assure you as to what standard a court would apply in making these determinations or that a court would agree with our conclusions in this regard. We also cannot make any assurances as to the standards that courts in foreign jurisdictions may use or that courts in foreign jurisdictions will take a position similar to that taken in the United States.

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

When we made our investments, we competed primarily on the basis of pricing, terms and structure. To the extent that our ability to make favorable investments was adversely affected by any combination of those factors, we could fail to achieve our investment objectives.  In addition, our competitors may have been and/or may be in a position to offer equipment to prospective customers on financial terms that were or are more favorable than those that we could offer or that we can offer in liquidating our portfolio, which may have affected our ability to make favorable investments and may affect our ability to liquidate our portfolio, in each case, in a manner that would enable us to achieve our investment objectives.

General Tax Risks

If the IRS classifies us as a corporation rather than a partnership, your distributions would be reduced under current tax law.

We did not and will not apply for an IRS ruling that we will be classified as a partnership for federal income tax purposes. Although counsel rendered an opinion to us at the time of our offering that we will be taxed as a partnership and not as a corporation, that opinion is not binding on the IRS and the IRS has not ruled on any federal income tax issue relating to us. If the IRS successfully contends that we should be treated as a corporation for federal income tax purposes rather than as a partnership, then:

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

In any particular year, your tax liability from owning our Units may exceed the cash distributions you receive from this investment. While we expect that your net taxable income from owning our Units for most years will be less than your cash distributions in those years, to the extent any of our debt is repaid with income or proceeds from equipment sales, taxable income could exceed the amount of cash distributions you receive in those years. Additionally, a sale of our investments may result in taxes in any year that are greater than the amount of cash from the sale, resulting in a tax liability in excess of cash distributions. Further, due to the operation of the various loss disallowance rules, in a given tax year you may have taxable income when, on a net basis, we have a loss, or you may recognize a greater amount of taxable income than our net income because, due to a loss disallowance, income from some of our activities cannot be offset by losses from some of our other activities.

You may be subject to greater income tax obligations than originally anticipated due to special depreciation rules.

We may have acquired equipment subject to lease that the Code requires us to depreciate over a longer period than the standard depreciation period. Similarly, some of the equipment that we purchased was not be eligible for accelerated depreciation under the Modified Accelerated Costs Recovery System, which was established by the Tax Reform Act of 1986 to set forth the guidelines for accelerated depreciation under the Code. Further, if we acquired equipment that the Code deems to be tax-exempt use property and the leases did not satisfy certain requirements, losses attributable to such equipment are suspended and may be deducted only against income we receive from such equipment or when we dispose of such equipment. Depending on the equipment that we acquired and its eligibility for accelerated depreciation under the Code, we may have less depreciation deductions to offset gross lease revenue, thereby increasing our taxable income.

There are limitations on your ability to deduct our losses.

Your ability to deduct your share of our losses is limited to the amounts that you have at risk from owning our Units. This is generally the amount of your investment, plus any profit allocations and minus any loss allocation and distributions. This determination is further limited by a tax rule that applies the at-risk rules on an activity by activity basis, further limiting losses from a specific activity to the amount at risk in that activity. Additionally, your ability to deduct losses attributable to passive activities is restricted. Some of our operations will constitute passive activities and you can only use our losses from such activities to offset passive activity income in calculating tax liability. Furthermore, passive activity losses may not be used to offset portfolio income.

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

Item 4. (Removed and Reserved)

PART II

Item 5. Market for Registrant's Securities, Related Security Holder Matters and Issuer Purchases of Equity Securities

Our Units are not publicly traded and there is no established public trading market for our Units. It is unlikely that any such market will develop.

Number of Partners
Title of Class	as of March 19, 2010
General Partner	1
Limited partners	2,817

We, at our General Partner’s discretion, paid monthly distributions to each of our partners beginning the first month after each partner was admitted to the Partnership through the end of our reinvestment period, which occurred on June 16, 2007. We paid distributions to our limited partners totaling $799,612, $1,827,002, and $4,308,340 for the years ended December 31, 2009, 2008 and 2007, respectively. Additionally, our General Partner was paid distributions of $8,077, $18,455 and $43,519 for the years ended December 31, 2009, 2008 and 2007, respectively. The terms of our loan agreement with CB&T, as amended, could restrict us from paying cash distributions to our partners if such payment would cause us to not be in compliance with our financial covenants. See “Item 7. General Partner’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

In order for Financial Industry Regulatory Authority, Inc. (“FINRA”) members and their associated persons to have participated in the offering and sale of Units pursuant to the offering or to participate in any future offering of our Units, we are required pursuant to FINRA Rule 2310(b)(5) to disclose in each annual report distributed to our limited partners a per Unit estimated value of our Units, the method by which we developed the estimated value, and the date used to develop the estimated value. In addition, our General Partner prepares statements of our estimated Unit values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our Units.  For these purposes, the estimated value of our Units is deemed to be $12.32 per Unit as of December 31, 2009.  This estimated value is provided to assist plan fiduciaries in fulfilling their annual valuation and reporting responsibilities and should not be used for any other purpose.  Because this is only an estimate, we may subsequently revise this valuation.

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

As noted above, the foregoing valuation was performed solely for the ERISA and FINRA purposes described above and was based solely on our General Partner’s perception of market conditions and the types and amounts of our assets as of the reference date for such valuation and should not be viewed as an accurate reflection of the value of our Units or our assets. Except for independent third-party appraisals of certain assets, no independent valuation was sought. In addition, as stated above, as there is no significant public trading market for our Units at this time and none is expected to develop, there can be no assurance that limited partners could receive $12.32 per Unit if such a market did exist and they sold their Units or that they will be able to receive such amount for their Units in the future. Furthermore, there can be no assurance:

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
•
that the foregoing valuation, or the method used to establish value, will not be subject to challenge by the IRS if used for any tax (income, estate, gift or otherwise) valuation purposes as an indicator of the current value of the Units.

The redemption price we offer in our repurchase plan utilizes a different methodology than that which we use to determine the current value of our Units for the ERISA and FINRA purposes described above and, therefore, the $12.32 per Unit does not reflect the amount that a limited partner would currently receive under our repurchase plan.  In addition, there can be no assurance that you will be able to redeem your Units under our repurchase plan.

Item 6. Selected Financial Data

The selected financial data should be read in conjunction with the consolidated financial statements and related notes included in “Item 8. Consolidated Financial Statements and Supplementary Data” contained elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	2009	2008	2007	2006	2005
Total revenue (a)	$6,841,922	$4,998,410	$9,606,325	$16,252,505	$25,926,526
Net income (loss) attributable to Fund Eight B (b)	$14,579	$(6,453,564)	$1,146,979	$(614,426)	$3,368,585
Net income (loss) attributable to Fund Eight B allocable to limited partners	$14,433	$(6,389,028)	$1,135,509	$(608,282)	$3,334,899
Net income (loss) attributable to Fund Eight B allocable to the General Partner	$146	$(64,536)	$11,470	$(6,144)	$33,686

Weighted average number of units of
limited partnership interests outstanding	740,380	740,411	740,985	741,752	743,161
Net income (loss) attributable to Fund Eight B per weighted average
unit of limited partnership interests outstanding	$0.02	$(8.63)	$1.53	$(0.82)	$4.49
Distributions to limited partners	$799,612	$1,827,002	$4,308,340	$5,934,486	$5,945,540
Distributions per weighted average unit of
limited partnership interests outstanding	$1.08	$2.47	$5.81	$8.00	$8.00
Distributions to the General Partner	$8,077	$18,455	$43,519	$59,944	$60,056

	December 31,
	2009	2008	2007	2006	2005
Total assets	$47,232,271	$53,205,647	$65,113,221	$78,651,672	$91,960,247
Recourse and non-recourse long-term debt	$38,317,033	$43,531,303	$47,397,220	$55,697,875	$63,746,059
Equity	$7,951,368	$8,744,478	$17,046,972	$20,277,150	$26,937,141

(a)
In 2009, the increase in total revenue was primarily attributable to a decrease of $1,950,000 in the loss from investments in joint ventures from our 50% ownership interest in ICON Aircraft 126 LLC (“ICON 126”), which recognized an impairment loss of $3,900,000 in 2008. The decline in revenue between 2007 and 2008 is due to the winding down of our operations and the beginning of our liquidation period as of June 17, 2007. During our liquidation period, we are selling and will continue to sell our assets in the ordinary course of business. As we sell our assets, both rental income and finance income will continue to decrease over time.

(b)
In 2009, the increase in net income attributable to Fund Eight B was primarily attributable to a decrease of $1,950,000 in the loss from joint ventures from our 50% ownership interest in ICON 126, which recognized an impairment loss of $3,900,000, and an impairment loss of approximately $3,900,000 on our investment in ICON Aircraft 123 LLC (“ICON 123”) during 2008. In 2007, we sold several of our assets, resulting in a decrease of approximately $3,000,000 in depreciation and amortization expense as compared to 2006. In 2006, we recorded an impairment loss of $2,100,000 related to an option to purchase certain aircraft. In 2005, we sold one of our leases, resulting in a gain of approximately $4,527,000.

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

Our General Partner manages and controls our business affairs, including, but not limited to, our equipment leases and other financing transactions, under the terms of our LP Agreement. We entered our liquidation period on June 17, 2007.  During our liquidation period, we are selling and will continue to sell our assets in the ordinary course of business. As we sell our assets, both rental income and finance income will decrease over time, as will expenses related to our assets, such as depreciation and amortization expense. Additionally, interest expense should decrease as we reach the expiration of leases that were financed and the debt is repaid to lenders. As leased equipment is sold, we will incur gains or losses on these sales. We will continue to liquidate our assets during this period and we expect to see a reduction in revenue and expenses accordingly.

Current Business Environment and Outlook

Recent trends indicate that domestic and global equipment leasing and financing volume is correlated to overall business investments in equipment. According to information provided by Global Insight, Inc., a global forecasting company, and the Equipment Leasing and Finance Foundation, a non-profit foundation dedicated to providing research regarding the equipment leasing and finance industry (“ELFF”), total domestic business investment in equipment and software increased annually from approximately $922 billion in 2002 to approximately $1,205 billion in 2006 and 2007. Similarly, during the same period, total domestic equipment leasing and financing volume increased from approximately $515 billion in 2002 to approximately $684 billion in 2007.

According to the World Leasing Yearbook 2010, which was published by Euromoney Institutional Investor PLC, global equipment leasing volume increased annually from approximately $462 billion in 2002 to approximately $760 billion in 2007.  The most significant source of that increase was due to increased volume in Europe, Asia, and South America.  For example, during the same period, total equipment leasing volume in Europe increased from approximately $162 billion in 2002 to approximately $367 billion in 2007, total equipment leasing volume in Asia increased from approximately $71 billion in 2002 to approximately $119 billion in 2007, and total equipment leasing volume in South America increased from approximately $3 billion in 2002 to approximately $41 billion in 2007.  It is believed that global business investment in equipment and global equipment financing volume increased as well during the same period.

The volume of equipment financing typically reflects general economic conditions. As the economy slows or builds momentum, the demand for productive equipment generally slows or builds and equipment financing volume generally decreases or increases. The U.S. economy experienced a downturn from 2001 through 2003, resulting in a decrease in equipment leasing and financing volume during that period. From 2004 through most of 2007, however, the economy in the United States and the global economy in general experienced significant growth, including growth in business investment in equipment and equipment leasing and financing volume.

In general, the U.S. and global credit markets have deteriorated significantly over the past two years.  The U.S. economy entered into a recession in December 2007 and global credit markets continue to experience dislocation and tightening.  Many financial institutions and other financing providers have failed or significantly reduced financing operations, creating both uncertainty and opportunity in the finance industry.

According to information provided by the Equipment Leasing and Finance Association, an equipment finance trade association and affiliate of ELFF (“ELFA”), total domestic business investment in equipment and software decreased to $1,187 billion in 2008.  Similarly, during the same period, total domestic equipment financing volume decreased to $671 billion in 2008. Global business investment in equipment, and global equipment financing volume, decreased as well during the same period.  According to the World Leasing Yearbook 2010, global equipment leasing volume decreased to approximately $644 billion in 2008.  For 2009, domestic business investment in equipment and software is forecasted to drop to an estimated $1,011 billion with a corresponding decrease in equipment financing volume to an estimated $518 billion.  Nevertheless, ELFA projects that domestic investment in equipment and software and equipment financing volume will begin to recover in 2010, with domestic business investment in equipment and software projected to increase to an estimated $1,108 billion in 2010 and $1,255 billion in 2011 and corresponding increases in equipment financing volume to an estimated $583 billion in 2010 and $668 billion in 2011.  As we are currently liquidating our portfolio, however, the recent performance of the equipment leasing and financing market is not expected to be correlated to our performance and our General Partner does not expect that there will be any long-term material adverse impact on the demand for equipment that we own.

Lease and Other Significant Transactions

We engaged in the following significant transactions during the years ended December 31, 2009, 2008 and 2007:

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

Sale of two McDonnell Douglas DC10-30F Aircraft and Engines

During March 2003, we and Fund Nine formed a joint venture, ICON Aircraft 47820 LLC (“Aircraft 47820”), in which we and Fund Nine had ownership interests of 90% and 10%, respectively. Aircraft 47820 was formed for the purpose of acquiring an investment in a McDonnell Douglas DC10-30F aircraft and two spare engines (the “McDonnell Douglas Aircraft and Engines”) on lease to Federal Express Corporation (“FedEx”). On March 11, 2003, Aircraft 47820 acquired the McDonnell Douglas Aircraft and Engines for approximately $27,288,000, including approximately $24,211,000 of non-recourse debt. Our portion of the cash purchase price was approximately $2,769,000. On March 30, 2007, Aircraft 47820 sold the McDonnell Douglas Aircraft and Engines to FedEx for $5,475,000 and recognized a loss on the sale of approximately $1,025,000, of which our portion was approximately $922,500.

During December 2002, we and Fund Nine formed a joint venture, ICON Aircraft 46835 LLC (“Aircraft 46835”), in which we and Fund Nine had ownership interests of 15% and 85%, respectively. Aircraft 46835 was formed for the purpose of acquiring a McDonnell Douglas DC10-30F aircraft on lease to FedEx. On December 27, 2002, the joint venture acquired the aircraft for approximately $25,292,000, including approximately $22,292,000 of non-recourse debt. Our portion of the cash purchase price was approximately $450,000. On March 30, 2007, Aircraft 46835 sold the aircraft to FedEx for $4,260,000 and recognized a loss on the sale of approximately $640,000, of which our portion was approximately $96,000.

Investment in Option

At December 31, 2006, our General Partner determined that our investment in an option to purchase a 1994 Boeing 737-524 aircraft, together with two engines (the “Boeing Aircraft and Engines”), was impaired and, accordingly, we recorded an impairment loss of $2,100,000. Our General Partner’s decision was based upon the fact that the option was currently out of the money and the probability that we would not exercise the option, which expires on May 5, 2012.

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

Lease Extensions and Non-Recourse Debt Refinancing of Two Airbus Aircraft

During February 2002, we formed a wholly-owned subsidiary, ICON 123, for the purpose of acquiring Aircraft 123, which was subject to a lease with Cathay. Aircraft 123 was purchased for approximately $75,000,000, including the assumption of approximately $70,500,000 of non-recourse debt. On March 14, 2006, we entered into a lease extension with Cathay with respect to Aircraft 123, which extended the lease to October 1, 2011. Effective March 14, 2006, in connection with the Cathay lease extension, the outstanding non-recourse debt of approximately $52,850,000 was refinanced after applying $282,000 from a reserve account established in connection with the original lease with Cathay. The non-recourse debt matures on October 1, 2011 and has a balloon payment of approximately $32,000,000. The interest rate of the refinanced non-recourse debt was fixed at 6.1095% under the terms of the debt agreement, effective October 3, 2006. At December 31, 2009, the fair market value of the non-recourse debt was approximately $39,502,000.

ICON 123 had a commitment with respect to Aircraft 123 to pay certain maintenance costs, which were incurred on or prior to March 14, 2006. ICON 123 established, under the original lease, a maintenance reserve cash account to pay for its portion of these costs. This account was funded by free cash from the lease payments in accordance with the terms of the original lease. For the year ended December 31, 2006, ICON 123 accrued approximately $1,157,000 relating to the maintenance costs. In January 2007, ICON 123 repaid outstanding maintenance costs of approximately $1,546,000.  The balance in its maintenance reserve cash account was approximately $1,403,000. As discussed below, approximately $143,000 of the remaining costs were borrowed and will be repaid when Aircraft 123 is sold at the end of the lease.

During February 2002, we and Fund Nine formed ICON 126 for the purpose of acquiring all of the outstanding shares of Delta Aircraft Leasing Limited (“D.A.L.”), a Cayman Islands registered company that owns, through an owner trust, Aircraft 126. Aircraft 126 was subject to a lease with Cathay at the time of purchase, which was consummated during March 2002. The lease was initially scheduled to expire in March 2006, but has been extended until July 1, 2011. We and Fund Nine each have a 50% ownership interest in ICON 126. ICON 126 consolidates the financial position and operations of D.A.L. in its consolidated financial statements.

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

ICON 126 had a commitment with respect to Aircraft 126 to pay certain maintenance costs, which were incurred on or prior to March 27, 2006. ICON 126 established a maintenance reserve cash account under the original lease to pay for its portion of these costs. This account was funded by free cash from the lease payments in accordance with the terms of the original lease. During 2006, ICON 126 received $182,021 of capital contributions from both of its members, of which $50,000 was for amounts relating to the maintenance reserve cash account and $132,021 was related to costs paid by its members relating to the refinancing of ICON 126's non-recourse debt. During September 2006, approximately $1,153,000 was paid for maintenance costs. The maintenance account for Aircraft 126 was cross-collateralized with the maintenance account for ICON 123 pursuant to two first priority charge on cash deposit agreements entered into in connection with the purchase of Aircraft 123. Under the terms of these agreements, ICON 126 was required to pay on behalf of ICON 123 any maintenance cost shortfalls incurred by the affiliate. On January 30, 2007, ICON 126 paid approximately $143,000 in maintenance costs from its maintenance account on behalf of ICON 123.  The maintenance account and related security interests were then terminated. ICON 123 will reimburse ICON 126 when Aircraft 123 is sold. The excess cash remaining in ICON 126’s account of approximately $97,000 includes interest accreted in the amount of approximately $38,000 through December 31, 2009.

Each of ICON 123 and ICON 126 is a party to a residual sharing agreement with respect to its aircraft (See Notes 5 and 12 to our consolidated financial statements).

In light of unprecedented high fuel prices during 2008 and the related impact on the airline industry, our General Partner reviewed our investments in Aircraft 123 and Aircraft 126 as of June 30, 2008.  In accordance with the accounting pronouncement that accounts for the impairment or disposal of long-lived assets and based upon changes in the airline industry, our General Partner determined that Aircraft 123 and Aircraft 126 were impaired.

Based on our General Partner’s review, the carrying values of Aircraft 123 and Aircraft 126 exceeded the expected undiscounted future cash flows of Aircraft 123 and Aircraft 126 and, as a result, we recorded an impairment charge representing the difference between the carrying value and the expected discounted future cash flows of Aircraft 123 and Aircraft 126.  The expected discounted future cash flows of Aircraft 123 and Aircraft 126 were determined using a market approach, a recent appraisal for Aircraft 123 and Aircraft 126 and recent sales of similar aircraft, as well as other factors, including those discussed below.  As a result, we recorded an impairment loss on Aircraft 123 of $3,888,367 as of June 30, 2008. In addition, as of June 30, 2008, ICON 126 recorded an impairment loss on Aircraft 126 of approximately $3,900,000, of which our share was approximately $1,950,000.

The following factors in 2008, among others, indicated that the full carrying values of Aircraft 123 and Aircraft 126 might not be recoverable: (i) indications that lenders were willing to finance less of the acquisition cost of four-engine aircraft, which increased with each dollar rise of the price of fuel, thereby undermining the carrying value expectations of such aircraft; (ii) the rising cost of fuel was increasing the operating costs of four-engine aircraft and similar capacity twin-engine aircraft, thereby making such aircraft less attractive investments at the time and thereby depressing the market for Aircraft 123 and Aircraft 126; and (iii) the likelihood of aircraft operators switching to more efficient aircraft, thereby depressing the market for Aircraft 123 and Aircraft 126.

Sale of five Pratt and Whitney 2037 Aircraft Engine Modules

We owned five Pratt and Whitney 2037 aircraft engine modules (the “Engine Modules”) on lease to American Airlines, Inc., formerly TWA Airlines, LLC (“TWA”).  On August 8, 2007, we sold all the Engine Modules to an unaffiliated third party for a gross sales price of $6,050,000. In connection with the sale, we recorded net proceeds of approximately $5,547,000 and a gain on the sale of approximately $1,042,000.

Sale of Over the Road Rolling Stock, Manufacturing and Materials Handling Equipment

On September 1, 2000, we, along with ICON Cash Flow Partners L.P. Six (“L.P. Six”), ICON Cash Flow Partners L.P. Seven (“L.P. Seven”), and ICON Income Fund Eight A L.P. (“Fund Eight A”), entities also managed by our General Partner, formed ICON Cheyenne LLC (“ICON Cheyenne”) for the purpose of acquiring and managing a portfolio of equipment leases consisting of, among other things, over the road rolling stock, manufacturing equipment and materials handling equipment. The original transaction involved acquiring from Cheyenne Leasing Company a portfolio of 119 leases with various expiration dates through September 2007.

At December 31, 2006, we, L.P. Seven and Fund Eight A had ownership interests of 97.73%, 1.27%, and 1.00%, respectively, in ICON Cheyenne.  The outstanding balance of the non-recourse debt secured by these assets was paid in full during 2006. During 2006, ICON Cheyenne sold various pieces of its equipment portfolio for approximately $583,000 in cash and recognized a gain of approximately $582,000 on these sales, of which our portion was approximately $568,789. During the second quarter of 2007, ICON Cheyenne sold all of its remaining equipment to a third party for total sales proceeds of approximately $111,000.  ICON Cheyenne recognized a total gain on the sale of approximately $110,000, of which our portion was approximately $107,503.

On December 1, 2004, we transferred our entire 5.00% interest in ICON/Kenilworth LLC (“Kenilworth”), which owned a 25 MW co-generation facility on lease to Schering-Plough Corporation, to Fund Nine, in exchange for a 25.87% interest in ICON SPK 2023-A LLC (“ICON SPK”).  Following the exchange, we had no interest in Kenilworth and we and Fund Nine had ownership interests of 74.87% and 25.13%, respectively, in ICON SPK.

The ICON SPK portfolio consisted of various equipment leases, including materials handling, telecommunications and computer equipment. During 2006, ICON SPK sold various pieces of its portfolio for approximately $460,000 in cash and recognized a loss of approximately $106,000, of which our portion was approximately $79,362, on those sales. During the second quarter of 2007, ICON SPK sold all of its remaining equipment to a third party for sales proceeds of approximately $348,000.  A gain on the sale of approximately $264,000 was recognized by ICON SPK, of which our portion was approximately $197,657.

Assignment of Rowan Cash Flow

On February 23, 2005, L.P. Seven assigned to us 2.69% of its rights to the profits, losses, and cash flows from its limited partnership interest in an entity that owns a 100% interest in a mobile offshore drilling rig that is subject to lease with Rowan Companies, Inc. L.P. Seven assigned the rights to us as repayment of its approximately $673,000 outstanding debt obligation to us pursuant to a contribution agreement that we had with Comerica Bank. This assignment increased our rights to the profits, losses, and cash flows from L.P. Seven’s limited partnership interest from 3.24%, which was assigned to us in November 2004, to 5.93%. The repayment amount represented our General Partner’s estimated fair value of L.P. Seven's interest in the mobile offshore drilling rig at February 23, 2005. No cash distributions were received from these rights in the three years ended December 31, 2009.

Recently Adopted Accounting Pronouncements

In 2009, we adopted and, for presentation and disclosure purposes, retrospectively applied the accounting pronouncement relating to noncontrolling interests in consolidated financial statements.  As a result, noncontrolling interests are reported as a separate component of consolidated equity and net income attributable to the noncontrolling interest is included in consolidated net income (loss). The attribution of income (loss) between controlling and noncontrolling interests is disclosed on the accompanying consolidated statements of operations. Accordingly, the prior year consolidated financial statements have been revised to conform to the current year presentation. See Note 2 to our consolidated financial statements.

In 2009, we adopted the accounting pronouncement relating to accounting for fair value measurements, which establishes a framework for measuring fair value and enhances fair value measurement disclosure for non-financial assets and liabilities.  See Note 2 to our consolidated financial statements.

In 2009, we adopted the accounting pronouncement that provides additional guidance for estimating fair value in accordance with the accounting standard for fair value measurements when the volume and level of activity for the asset or liability have significantly decreased. This pronouncement also provides guidance for identifying transactions that are not orderly. This pronouncement was effective prospectively for all interim and annual reporting periods ending after June 15, 2009.  See Note 2 to our consolidated financial statements.

In 2009, we adopted the accounting pronouncement that amends the requirements for disclosures about fair value of financial instruments, regarding the fair value of financial instruments for annual, as well as interim, reporting periods. This pronouncement was effective prospectively for all interim and annual reporting periods ending after June 15, 2009.  See Note 2 to our consolidated financial statements.

In 2009, we adopted the accounting pronouncement regarding the general standards of accounting for, and disclosure of, events that occur after the balance sheet date, but before the financial statements are issued. This pronouncement was effective prospectively for interim and annual reporting periods ending after June 15, 2009.  See Note 2 to our consolidated financial statements.

In 2009, we adopted Accounting Standards Codification 105, “Generally Accepted Accounting Principles,” which establishes the Financial Accounting Standards Board Accounting Standards Codification (the “Codification”), which supersedes all existing accounting standard documents and is the single source of authoritative non-governmental U.S. Generally Accepted Accounting Principles (“US GAAP”).  All other accounting literature not included in the Codification is considered non-authoritative. This accounting standard is effective for interim and annual periods ending after September 15, 2009. The Codification did not change or alter existing US GAAP and it did not result in a change in accounting practices for us upon adoption. We have conformed our consolidated financial statements and related notes to the new Codification for the year ended December 31, 2009.  See Note 2 to our consolidated financial statements.

Critical Accounting Policies

An understanding of our critical accounting policies is necessary to understand our financial results. The preparation of financial statements in conformity with US GAAP requires our General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates primarily include the determination of allowance for doubtful accounts, depreciation and amortization, impairment losses, estimated useful lives and residual values.  Actual results could differ from those estimates. We applied our critical accounting policies and estimation methods consistently in all periods presented.  We consider the following accounting policies to be critical to our business:

•	Lease classification and revenue recognition;
•	Asset impairments;
•	Depreciation; and
•	Initial direct costs.

Lease Classification and Revenue Recognition

Each equipment lease we entered into is classified as either a finance lease or an operating lease, which is determined based upon the terms of each lease. For a finance lease, the initial direct costs were capitalized and amortized over the lease term.  For an operating lease, the initial direct costs were included as a component of the cost of the equipment and depreciated over the lease term.

For finance leases, we recorded, at lease inception, the total minimum lease payments receivable from the lessee, the estimated unguaranteed residual value of the equipment at lease termination, the initial direct costs related to the lease and the related unearned income.  Unearned income represents the difference between the sum of the minimum lease payments receivable, plus the estimated unguaranteed residual value, minus the cost of the leased equipment.  Unearned income is recognized as finance income over the term of the lease using the effective interest rate method.

For operating leases, rental income is recognized on a straight-line basis over the lease term.  Billed operating lease receivables are included in accounts receivable until collected. Accounts receivable are stated at their estimated net realizable value. Deferred revenue is the difference between the timing of the cash payments and the income recognized on a straight-line basis.

Our General Partner has an investment committee that approved each new equipment lease and  other financing transaction. As part of its process, the investment committee determined the residual value, if any, to be used once the investment was approved.  The factors considered in determining the residual value included, but were not limited to, the creditworthiness of the potential lessee, the type of equipment considered, how the equipment was integrated into the potential lessee’s business, the length of the lease and the industry in which the potential lessee operated. Residual values are reviewed for impairment in accordance with our impairment review policy.

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

The events or changes in circumstances that generally indicate that an asset may be impaired are (i) the estimated fair value of the underlying equipment is less than its carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to satisfy the residual position in the asset and, if applicable, the remaining obligation to the non-recourse lender. Generally in the latter situation, the residual position relates to equipment subject to third-party non-recourse debt where the lessee remits its rental payments directly to the lender and we do not recover our residual position until the non-recourse debt is repaid in full. The preparation of the undiscounted cash flows requires the use of assumptions and estimates, including the level of future rents, the residual value expected to be realized upon disposition of the asset, estimated downtime between re-leasing events and the amount of re-leasing costs. Our General Partner’s review for impairment includes a consideration of the existence of impairment indicators including third-party appraisals, published values for similar assets, recent transactions for similar assets, adverse changes in market conditions for specific asset types and the occurrence of significant adverse changes in general industry and market conditions that could affect the fair value of the asset.

Depreciation

We record depreciation expense on equipment when the lease is classified as an operating lease.  In order to calculate depreciation, we first determined the depreciable equipment cost, which is the cost less the estimated residual value.  The estimated residual value is our estimate of the value of the equipment at lease termination.  Depreciation expense is recorded by applying the straight-line method of depreciation to the depreciable equipment cost over the lease term.

Initial Direct Costs

We capitalized initial direct costs associated with the origination and funding of leased assets and other financing transactions in accordance with the accounting pronouncement that accounts for nonrefundable fees and costs associated with originating or acquiring loans and initial direct costs of leases. The costs were amortized on a lease by lease basis based on actual lease term using a straight-line method for operating leases and the effective interest rate method for finance leases. Costs related to leases or other financing transactions that were not consummated were expensed as an acquisition expense.

Results of Operations for the Years Ended December 31, 2009 (“2009”) and 2008 (“2008”)

We are currently in our liquidation period, which began on June 17, 2007. During our liquidation period, we are selling and will continue to sell our assets in the ordinary course of business.  As we sell our assets, both rental income and finance income will decrease over time, as will expenses related to our assets, such as depreciation and amortization expense. Additionally, interest expense should decrease as we reach the expiration of leases that were financed and as the debt is repaid to the lender.  As leased equipment is sold, we will incur gains or losses on these sales.

Revenue for 2009 and 2008 is summarized as follows:

	Years ended December 31,
	2009	2008	Change
Rental income	$6,376,364	$6,376,364	$-
Finance income	531,964	790,254	(258,290)
Loss from investments in joint ventures	(66,406)	(2,168,613)	2,102,207
Interest and other income	-	405	(405)

Total revenue	$6,841,922	$4,998,410	$1,843,512

Total revenue for 2009 increased $1,843,512, or 36.9%, as compared to 2008. The increase in total revenue was primarily attributable to a decrease of $1,950,000 in the loss from investments in joint ventures from our 50% ownership interest in ICON 126, which recognized an impairment loss of $3,900,000 in 2008.  ICON 126 did not record a similar impairment charge in 2009.  The increase in total revenue was offset by a decrease in finance income, which will continue as the Global Crossing lease matures.

Expenses for 2009 and 2008 are summarized as follows:

	Years ended December 31,
	2009	2008	Change
Depreciation and amortization	$3,846,784	$3,860,671	$(13,887)
Impairment loss	-	3,888,367	(3,888,367)
Interest	2,565,646	2,881,300	(315,654)
General and administrative	414,913	821,636	(406,723)

Total expenses	$6,827,343	$11,451,974	$(4,624,631)

Total expenses for 2009 decreased $4,624,631, or 40.4%, as compared to 2008.  The decrease in total expenses was primarily attributable to the impairment charge of approximately $3,900,000 recognized by ICON 123 in 2008.  ICON 123 did not record a similar impairment charge in 2009. The decrease in general and administrative expense was primarily due to a reduction in professional fees and other operating expenses.  The decrease in interest expense was attributable to a reduction in our outstanding debt balance during 2009.

Net Income (Loss) Attributable to Fund Eight B

As a result of the foregoing changes from 2008 to 2009, net income attributable to Fund Eight B for 2009 was $14,579, as compared to net loss attributable to Fund Eight B for 2008 of $6,453,564. The net income attributable to Fund Eight B per weighted average Unit for 2009 was $0.02 as compared to net loss attributable to Fund Eight B per weighted average Unit for 2008 of $8.63.

Results of Operations for the Years Ended December 31, 2008 (“2008”) and 2007 (“2007”)

Revenue for 2008 and 2007 is summarized as follows:

	Years ended December 31,
	2008	2007	Change
Rental income	$6,376,364	$8,580,752	$(2,204,388)
Finance income	790,254	742,064	48,190
Loss from investments in joint ventures	(2,168,613)	(282,582)	(1,886,031)
Net gain on sales of equipment	-	493,196	(493,196)
Interest and other income	405	72,895	(72,490)

Total revenue	$4,998,410	$9,606,325	$(4,607,915)

Total revenue for 2008 decreased $4,607,915, or 48.0%, as compared to 2007.  The decrease in rental income was primarily due to (i) the sale of the McDonnell Douglas Aircraft and Engines on March 30, 2007, (ii) the sale of the Engine Modules on August 8, 2007, and (iii) the sale of assets by ICON SPK and ICON Cheyenne during the second quarter of 2007.  The sale of the McDonnell Douglas Aircraft and Engines in March 2007 resulted in a reduction of total rental income of approximately $1,624,000 in 2008. The sale of the Engine Modules accounted for approximately $424,000 of the reduction in rental income.  The sale of all the remaining equipment in the ICON SPK and ICON Cheyenne portfolios resulted in a reduction of the total rental income of approximately $128,000 and $23,000, respectively.  The increase in loss from investments in joint ventures was primarily due to the impairment loss of approximately $1,950,000 recorded as of June 30, 2008 on our investment in Aircraft 126. There was no impairment loss recorded in 2007.

Expenses for 2008 and 2007 are summarized as follows:

	Years ended December 31,
	2008	2007	Change
Depreciation and amortization	$3,860,671	4,557,064	(696,393)
Impairment loss	3,888,367	-	3,888,367
Interest	2,881,300	3,326,807	(445,507)
General and administrative	821,636	405,470	416,166

Total expenses	$11,451,974	$8,289,341	$3,162,633

Total expenses for 2008 increased $3,162,633, or 38.2%, as compared to 2007. The increase in impairment loss was due to the impairment loss recorded on Aircraft 123 as of June 30, 2008. The decrease in depreciation and amortization expense was due to: (i) the sale of the McDonnell Douglas Aircraft and Engines on March 30, 2007, (ii) the sale of the Engine Modules on August 8, 2007 and (iii) the sales of the remaining assets in the ICON SPK portfolio. The sale of the McDonnell Douglas Aircraft and Engines resulted in a total decrease in depreciation and amortization expense of approximately $540,000 in 2008. The sale of the Engine Modules resulted in a total decrease in depreciation and amortization expense of approximately $123,000 in 2008. The sale of the remaining assets in the ICON SPK portfolio resulted in a decrease of approximately $21,000 in depreciation and amortization expense in 2008. The decrease in interest expense is due to the pay down of the non-recourse debt in 2008. The increase in general and administrative expense was primarily due to professional fees.

Noncontrolling Interests

Net income attributable to noncontrolling interests for 2008 decreased $170,005, or 100%, as compared to 2007. The decrease in net income attributable to noncontrolling interests was due to the sale of all remaining assets in the ICON SPK and ICON Cheyenne portfolios and the McDonnell Douglas Aircraft and Engines.

Net (Loss) Income Attributable to Fund Eight B

As a result of the foregoing changes from 2007 to 2008, net loss attributable to Fund Eight B for 2008 was $6,453,564 as compared to net income attributable to Fund Eight B for 2007 of $1,146,979.  The net loss attributable to Fund Eight B per weighted average Unit for 2008 was $8.63 as compared to net income attributable to Fund Eight B per weighted average Unit for 2007 of $1.53.

Financial Condition

This section discusses the major balance sheet variances from 2009 compared to 2008.

Total Assets

Total assets decreased $5,973,376, from $53,205,647 at December 31, 2008 to $47,232,271 at December 31, 2009.  The decrease was primarily due to the depreciation of our leased equipment of $3,818,182 and the decrease in our net investment in finance lease of $2,009,175 as a result of the collection of rents receivable from our finance lease with Global Crossing in the amount of $2,512,537 during 2009.

Current Assets

Current assets increased $231,560, from $2,245,054 at December 31, 2008 to $2,476,614 at December 31, 2009. The increase was primarily due to an increase in the current portion of our finance lease with Global Crossing during 2009, which was partially offset by a decrease in cash and cash equivalents and other current assets.

Total Liabilities

Total liabilities decreased $5,180,266, from $44,461,169 at December 31, 2008 to $39,280,903 at December 31, 2009.  The decrease was primarily due to the repayment of a portion of the outstanding balance on the non-recourse debt obligation related to ICON 123, and the repayment of the outstanding balance on our revolving line of credit.

Current Liabilities

Current liabilities decreased $1,353,469, from $6,144,136 at December 31, 2008 to $4,790,667 at December 31, 2009. The decrease was primarily due to the repayment of the outstanding balance on our revolving line of credit and a reduction in accrued expenses and other current liabilities.  This decrease was offset by an increase in deferred revenue related to ICON 123, as a result of declining monthly rental payments over the remaining lease term.

Equity

Total equity decreased $793,110 from $8,744,478 at December 31, 2008 to $7,951,368 at December 31, 2009.  During our liquidation period, we have distributed substantially all of the distributable cash from operations and equipment sales to our partners.

Liquidity and Capital Resources

Sources and Uses of Cash

At December 31, 2009 and 2008, we had cash and cash equivalents of $149,843 and $167,128, respectively. During our liquidation period, our main source of cash is expected to be from operating and investing activities from the sale or disposal of our assets. Our main use of cash during the liquidation period is expected to be in financing activities, in the form of debt repayments and cash distributions to our partners.

Operating Activities

Sources of Cash

Sources of cash from operating activities increased $303,502, from $1,671,902 in 2008 to $1,975,404 in 2009. The increase was primarily due to the collection of our finance lease with Global Crossing.

 Financing Activities

Uses of Cash

Uses of cash in financing activities increased $73,759, from $1,918,930 in 2008 to $1,992,689 in 2009.  The increase was primarily due to the repayment of $1,185,000 on our revolving line of credit during 2009, partially offset by the reduction in the amount of distributions paid to our partners.  During 2009 and 2008, we paid distributions to our partners of $807,689 and $1,845,457, respectively.

Financings and Borrowings

Non-Recourse Debt

At December 31, 2009 and 2008, we had a non-recourse debt obligation that was being paid directly to the lender by the lessee and was accruing interest at 6.1095% per year. The outstanding balance of our non-recourse debt was $38,317,033 at December 31, 2009.

Effective March 14, 2006, in connection with the Cathay lease extension for Aircraft 123, the outstanding non-recourse debt of approximately $52,568,000 was refinanced. The debt matures on October 1, 2011, has a balloon payment of approximately $32,000,000 and has an interest rate that is fixed at 6.1095%.

Revolving Line of Credit, Recourse

We and certain entities managed by our General Partner, Fund Nine, Fund Ten, Fund Eleven, Fund Twelve and Fund Fourteen (collectively, the “Borrowers”), are parties to a Commercial Loan Agreement, as amended (the “Loan Agreement”), with CB&T. The Loan Agreement provides for a revolving line of credit of up to $30,000,000 pursuant to a senior secured revolving loan facility (the “Facility”), which is secured by all assets of the Borrowers not subject to a first priority lien, as defined in the Loan Agreement. Each of the Borrowers is jointly and severally liable for all amounts borrowed under the Facility. At December 31, 2009, no amounts were accrued related to our joint and several obligations under the Facility. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain lease agreements and loans in which the Borrowers have a beneficial interest.

The Facility expires on June 30, 2011 and the Borrowers may request a one year extension to the revolving line of credit within 390 days of the then-current expiration date, but CB&T has no obligation to extend. The interest rate for general advances under the Facility is CB&T’s prime rate and the interest rate on up to five separate non-prime rate advances that are permitted to be made under the Facility is the rate at which U.S. dollar deposits can be acquired by CB&T in the London Interbank Eurocurrency Market plus 2.5% per year, provided that neither interest rate is permitted to be less than 4.0% per year. The interest rate at December 31, 2009 was 4.0%. In addition, the Borrowers are obligated to pay a quarterly commitment fee of 0.50% on unused commitments under the Facility.

Aggregate borrowings by all Borrowers under the Facility amounted to $2,360,000 at December 31, 2009. We had no borrowings outstanding under the Facility as of such date. The balances of $100,000 and $2,260,000 were borrowed by Fund Ten and Fund Eleven, respectively.  As of March 24, 2010, Fund Ten and Fund Eleven had outstanding borrowings under the Facility of $700,000 and $0, respectively.

Pursuant to the Loan Agreement, the Borrowers are required to comply with certain covenants.  At December 31, 2009, the Borrowers were in compliance with all covenants. For additional information, see Note 8 to our consolidated financial statements.

Our General Partner believes that the cash we currently have available, the cash being generated from our remaining leases, and the proceeds we expect to receive from equipment and asset sales will be sufficient to continue our operations into the foreseeable future. However, our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect us and our lessees’ businesses that are beyond our control.  See “Item 1A.  Risk Factors.” At December 31, 2009, we had current assets of $2,476,614 and current liabilities of $4,790,667, which results in a $2,314,053 working capital deficit. Of the $4,790,667 of current liabilities, $3,826,797 consisted of direct payments to a lender made by our lessee. These direct payments are for a debt that had no corresponding current asset due to the classification of these transactions as operating leases. Therefore, when considering our overall working capital, direct payments should be excluded. The exclusion of these payments yields a positive working capital of $1,512,744 at December 31, 2009.

Distributions

We, at our General Partner’s discretion, paid monthly distributions to each of our partners beginning the first month after each such partner was admitted through the end of our reinvestment period, which was on June 16, 2007. During the liquidation period, we plan to make distributions in accordance with the terms of our LP Agreement. We expect that distributions made during the liquidation period will vary, depending on the timing of the sale of our assets, our receipt of rental income, and income from our investments. We paid distributions to our limited partners for the years ended December 31, 2009, 2008 and 2007 of $799,612, $1,827,002 and $4,308,340, respectively. We paid distributions to our General Partner for the years ended December 31, 2009, 2008 and 2007 of $8,077, $18,455 and $43,519, respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At December 31, 2009, we had non-recourse debt obligations outstanding. The lender has a security interest in the equipment related to each non-recourse debt instrument and an assignment of the rental payments under the lease associated with the equipment. In such cases, the lender is being paid directly by the lessee. If the lessee defaults on the lease, the equipment would be returned to the lender in extinguishment of the non-recourse debt. At December 31, 2009, our outstanding non-recourse debt obligations were $38,317,033.

We are a party to the Facility, as discussed in “Financings and Borrowings” above. We had no borrowings under the Facility at December 31, 2009.

Principal maturities of our debt and related interest consisted of the following at December 31, 2009:

	Payments Due by Period
		Less Than 1	1 - 3
	Total	Year	Years
Non-recourse debt	$38,317,033	$3,826,797	$34,490,236
Non-recourse interest	3,979,183	2,263,203	1,715,980

	$42,296,216	$6,090,000	$36,206,216

We had a commitment with regards to Aircraft 123 to pay certain maintenance costs, which were incurred on or prior to March 14, 2006. We had established, under the original lease, a maintenance reserve cash account to pay for our portion of these costs. In January 2007, the outstanding maintenance cost of approximately $1,546,000 was repaid with the balance in the reserve cash account of approximately $1,403,000. The remaining balance of approximately $143,000 was borrowed from ICON 126 and will be reimbursed when Aircraft 123 is sold.

We entered into residual sharing agreements with various third parties. In connection with these agreements, residual proceeds received in excess of specific amounts will be shared with these third parties based on specific formulas. The obligation related to these agreements is recorded at fair value. See Note 12 to our consolidated financial statements for a discussion of the residual sharing agreements.

At the time we acquire or divest of our interest in an equipment lease or other financing transaction, we may, under very limited circumstances, agree to indemnify the seller or buyer for specific contingent liabilities. Our General Partner believes that any liability of ours that may arise as a result of any such indemnification obligations will not have a material adverse effect on our consolidated financial condition taken as a whole.

Off-Balance Sheet Transactions

None.

Inflation and Interest Rates

The potential effects of inflation on us are difficult to predict.  If the general economy experiences significant rates of inflation, however, it could affect us in a number of ways. We do not currently have rent escalation clauses tied to inflation in our leases. The anticipated residual values to be realized upon the sale or re-lease of equipment upon lease termination (and thus the overall cash flow from our leases) may increase with inflation as the cost of similar new and used equipment increases.  We are currently in our liquidation period and, therefore, we do not currently intend to obtain additional external financing or refinance our existing indebtedness.

If interest rates increase significantly, leases already in place would generally not be affected.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We, like most other companies, are exposed to certain market risks, which include changes in interest rates and the demand for equipment owned by us.  We believe that our exposure to other market risks, including foreign currency exchange rate risk, commodity risk and equity price risk, are insignificant, at this time, to both our financial position and our results of operations.

We currently have one outstanding note payable, which is our non-recourse debt obligation.  Due to the fixed nature of the non-recourse debt, the conditions in the credit markets as of December 31, 2009 have not had any impact on us.  With respect to our revolving line of credit, which is subject to a variable interest rate, we have no outstanding amounts as of December 31, 2009.  Accordingly, the condition of the credit markets will not have any material impact on us.  Furthermore, we are currently in our liquidation period and, therefore, as we do not currently intend to obtain additional external financing or refinance our existing indebtedness, we do not expect any adverse impact on our cash flows should credit conditions in general remain the same or deteriorate further.

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

Item 8. Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners
ICON Income Fund Eight B L.P.

We have audited the accompanying consolidated balance sheets of ICON Income Fund Eight B L.P. (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ICON Income Fund Eight B L.P. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the accompanying consolidated financial statements, on January 1, 2009 the Company adopted and, for presentation and disclosure purposes, retrospectively applied the new accounting pronouncement for noncontrolling interests.

/s/ Ernst & Young, LLP

March 25, 2010
New York, New York

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Consolidated Balance Sheets

Assets

	December 31,
	2009	2008
Current assets:
Cash and cash equivalents	$149,843	$167,128
Current portion of net investment in finance lease	2,290,231	2,009,175
Other current assets	36,540	68,751

Total current assets	2,476,614	2,245,054

Non-current assets:
Net investment in finance lease, less current portion	621,280	2,911,511
Leased equipment at cost (less accumulated depreciation
of $33,739,596 and $29,921,414, respectively)	41,677,124	45,495,306
Investments in joint ventures	1,200,986	1,267,392
Other non-current assets, net	1,256,267	1,286,384

Total non-current assets	44,755,657	50,960,593

Total Assets	$47,232,271	$53,205,647

Liabilities and Equity

Current liabilities:
Current portion of non-recourse long-term debt	$3,826,797	$4,029,270
Revolving line of credit, recourse	-	1,185,000
Deferred revenue	613,636	450,000
Due to affiliates	143,070	143,070
Accrued expenses and other current liabilities	207,164	336,796

Total current liabilities	4,790,667	6,144,136

Non-current liabilities:
Non-recourse long-term debt, less current portion	34,490,236	38,317,033

Total Liabilities	39,280,903	44,461,169

Commitments and contingencies (Note 12)

Equity:
Limited Partners	8,520,914	9,306,093
General Partner	(569,546)	(561,615)

Total Equity	7,951,368	8,744,478

Total Liabilities and Equity	$47,232,271	$53,205,647

See accompanying notes to the consolidated financial statements.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Operations

	Years Ended December 31,
	2009	2008	2007
Revenue:
Rental income	$6,376,364	$6,376,364	$8,580,752
Finance income	531,964	790,254	742,064
Loss from investments in joint ventures	(66,406)	(2,168,613)	(282,582)
Net gain on sales of equipment	-	-	493,196
Interest and other income	-	405	72,895

Total revenue	6,841,922	4,998,410	9,606,325

Expenses:
Depreciation and amortization	3,846,784	3,860,671	4,557,064
Impairment loss	-	3,888,367	-
Interest	2,565,646	2,881,300	3,326,807
General and administrative	414,913	821,636	405,470

Total expenses	6,827,343	11,451,974	8,289,341

Net income (loss)	14,579	(6,453,564)	1,316,984

Less: Net income attributable to noncontrolling interest	-	-	(170,005)

Net income (loss) attributable to Fund Eight B	$14,579	$(6,453,564)	$1,146,979

Net income (loss) attributable to Fund Eight B allocable to:
Limited Partners	$14,433	$(6,389,028)	$1,135,509
General Partner	146	(64,536)	11,470

	$14,579	$(6,453,564)	$1,146,979

Weighted average number of units of limited
partnership interests outstanding	740,380	740,411	740,985

Net income (loss) attributable to Fund Eight B per weighted average
unit of limited partnership interests outstanding	$0.02	$(8.63)	$1.53

See accompanying notes to the consolidated financial statements.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Changes in Equity

	Partners' Equity
	Units of Limited			Total
	Partnership	Limited	General	Partners'	Noncontrolling	Total
	Interests	Partners	Partner	Equity	Interest	Equity
Balance, December 31, 2006	741,530	$20,723,725	$(446,575)	$20,277,150	$498,287	$20,775,437

Units of limited partnership interests redeemed	(1,000)	(25,298)	-	(25,298)	-	(25,298)
Cash distributions	-	(4,308,340)	(43,519)	(4,351,859)	(668,292)	(5,020,151)
Net income	-	1,135,509	11,470	1,146,979	170,005	1,316,984

Balance, December 31, 2007	740,530	17,525,596	(478,624)	17,046,972	-	17,046,972

Units of limited partnership interests redeemed	(150)	(3,473)	-	(3,473)	-	(3,473)
Cash distributions	-	(1,827,002)	(18,455)	(1,845,457)	-	(1,845,457)
Net loss	-	(6,389,028)	(64,536)	(6,453,564)	-	(6,453,564)

Balance, December 31, 2008	740,380	9,306,093	(561,615)	8,744,478	-	8,744,478

Cash distributions	-	(799,612)	(8,077)	(807,689)	-	(807,689)
Net income	-	14,433	146	14,579	-	14,579

Balance, December 31, 2009	740,380	$8,520,914	$(569,546)	$7,951,368	$-	$7,951,368

See accompanying notes to the consolidated financial statements.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$14,579	$(6,453,564)	$1,316,984
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Rental income paid directly to lenders by lessees	(6,540,000)	(6,540,000)	(8,129,490)
Finance income	(531,964)	(790,254)	(742,064)
Net gain on sales of equipment	-	-	(493,196)
Loss from investments in joint ventures	66,406	2,168,613	282,582
Depreciation and amortization	3,846,784	3,860,671	4,557,064
Impairment loss	-	3,888,367	-
Interest expense on non-recourse financing paid directly to lenders by lessees	2,501,854	2,739,131	3,021,752
Interest expense from amortization of debt financing costs	33,411	73,665	4,299
Changes in operating assets and liabilities:
Collection of finance leases	2,512,537	2,512,538	1,952,376
Accounts receivable	-	-	293,255
Due to General Partner and affiliates, net	-	-	143,070
Other assets, net	28,918	(53,052)	1,388,587
Deferred revenue	163,636	163,636	148,343
Accrued expenses and other current liabilities	(120,757)	102,151	(1,844,599)
Distributions to/from noncontrolling interests and joint ventures	-	-	(99,800)

Net cash provided by operating activities	1,975,404	1,671,902	1,799,163

Cash flows from investing activities:
Distributions received from joint ventures	-	-	639,000
Proceeds from sales of equipment	-	-	11,783,785
Purchase of leased equipment	-	-	(7,754,746)

Net cash provided by investing activities	-	-	4,668,039

Cash flows from financing activities:
Cash distributions to partners	(807,689)	(1,845,457)	(4,351,859)
Proceeds from revolving line of credit	-	-	3,630,000
Repayment of revolving line of credit	(1,185,000)	(70,000)	(5,500,000)
Distributions to noncontrolling interests in joint ventures	-	-	(568,490)
Units of limited partnership interests redeemed	-	(3,473)	(25,298)

Net cash used in financing activities	(1,992,689)	(1,918,930)	(6,815,647)

Net decrease in cash and cash equivalents	(17,285)	(247,028)	(348,445)
Cash and cash equivalents, beginning of the year	167,128	414,156	762,601

Cash and cash equivalents, end of the year	$149,843	$167,128	$414,156

See accompanying notes to the consolidated financial statements.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2009	2008	2007
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$30,381	$68,504	$380,594

Supplemental disclosure of non-cash investing and financing activities:
Principal and interest paid on non-recourse long-term debt directly to
lenders by lessees	$6,540,000	$6,540,000	$9,421,608
Transfer of leased equipment to direct finance lease	$-	$-	$7,743,990
Payment of maintenance costs	$-	$-	$1,546,000

See accompanying notes to the consolidated financial statements.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2009

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

Effective June 16, 2007, the Partnership completed its reinvestment period.  On June 17, 2007, the Partnership entered its liquidation period, during which the Partnership has sold and will continue to sell its assets in the normal course of business.

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

The consolidated financial statements include the accounts of the Partnership and its majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.  In joint ventures where the Partnership has majority ownership, the financial condition and results of operations of the joint venture are consolidated. Noncontrolling interest represents the minority owner's proportionate share of its equity in the joint venture. The noncontrolling interest is adjusted for the minority owner’s share of the earnings, losses, investments and distributions of the joint venture.

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

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2009

(2)	Summary of Significant Accounting Policies – continued

Effective January 1, 2009, the Partnership adopted and, for presentation and disclosure purposes, retrospectively applied the accounting pronouncement relating to noncontrolling interests in consolidated financial statements.  As a result, noncontrolling interests are reported as a separate component of consolidated equity and net income attributable to the noncontrolling interest is included in consolidated net income (loss). The attribution of income (loss) between controlling and noncontrolling interests is disclosed on the accompanying consolidated statements of operations. Accordingly, the prior year consolidated financial statements have been revised to conform to the current year presentation.

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

Risks and Uncertainties

In the normal course of business, the Partnership is exposed to two significant types of economic risk: credit and market.  Credit risk is the risk of a lessee, borrower or other counterparty’s inability or unwillingness to make contractually required payments. See Note 11 for a discussion of concentrations of risk.

Market risk reflects the change in the value of debt instruments and credit facilities due to changes in interest rate spreads or other market factors.  The Partnership believes that the carrying value of its investments is reasonable, taking into consideration these risks, along with estimated collateral values, payment history and other relevant information.

Allowance for Doubtful Accounts

When evaluating the adequacy of the allowance for doubtful accounts, the Partnership estimates the uncollectibility of receivables by analyzing lessee, borrower and other counterparty concentrations, creditworthiness and current economic trends. The Partnership records an allowance for doubtful accounts when the analysis indicates that the probability of full collection is unlikely.  No allowance was deemed necessary at December 31, 2009 and 2008.

Debt Financing Costs

Expenses associated with the incurrence of debt are capitalized and amortized over the term of the debt instrument using the effective interest rate method.  These costs are included in other current assets and other non-current assets.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2009

(2)	Summary of Significant Accounting Policies – continued

Leased Equipment at Cost

Investments in leased equipment are stated at cost less accumulated depreciation.  Leased equipment is depreciated on a straight-line basis over the lease term, which typically ranges from 4 to 5 years, to the asset’s residual value.

The General Partner has an investment committee that approved each new equipment lease and other financing transaction.  As part of its process, the investment committee determined the residual value, if any, to be used once the investment was approved.  The factors considered in determining the residual value included, but were not limited to, the creditworthiness of the potential lessee, the type of equipment considered, how the equipment was integrated into the potential lessee’s business, the length of the lease and the industry in which the potential lessee operated.  Residual values are reviewed for impairment in accordance with the Partnership’s impairment review policy.

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

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2009

(2)	Summary of Significant Accounting Policies – continued

Revenue Recognition

The Partnership leased equipment to third parties and each such lease is classified as either a finance lease or an operating lease, which is based upon the terms of each lease.  For a finance lease, initial direct costs are capitalized and amortized over the term of the related lease.  For an operating lease, initial direct costs are included as a component of the cost of the equipment and depreciated over the lease term.

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

For operating leases, rental income is recognized on a straight-line basis over the lease term.  Billed operating lease receivables are included in accounts receivable until collected.  Accounts receivable are stated at their estimated net realizable value.  Deferred revenue is the difference between the timing of the cash payments and the income recognized on a straight-line basis.

Initial Direct Costs

The Partnership capitalized initial direct costs associated with the origination and funding of leased assets and other financing transactions in accordance with the accounting pronouncement for accounting for nonrefundable fees and costs associated with originating or acquiring loans and initial direct costs of leases. The costs were amortized on a lease by lease basis based on actual lease term using a straight-line method for operating leases and the effective interest rate method for finance leases. Costs related to leases or other financing transactions that were not consummated were expensed as an acquisition expense.

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

Per Unit Data

Net income (loss) attributable to the Partnership per weighted average unit of limited partnership interests (a “Unit”) is based upon the weighted average number of Units outstanding during the year.

Unit Redemptions

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
December 31, 2009

(2)	Summary of Significant Accounting Policies – continued

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

Recently Adopted Accounting Pronouncements

In 2009, the Partnership adopted the accounting pronouncement relating to accounting for fair value measurements, which establishes a framework for measuring fair value and enhances fair value measurement disclosure for non-financial assets and liabilities. The adoption of this accounting pronouncement for non-financial assets and liabilities did not have a significant impact on the Partnership's consolidated financial statements.

In 2009, the Partnership adopted the accounting pronouncement that provides additional guidance for estimating fair value in accordance with the accounting standard for fair value measurements when the volume and level of activity for the asset or liability have significantly decreased. This pronouncement also provides guidance for identifying transactions that are not orderly. This pronouncement was effective prospectively for all interim and annual reporting periods ending after June 15, 2009. The adoption of this accounting pronouncement did not have a significant impact on the Partnership's consolidated financial statements.

In 2009, the Partnership adopted the accounting pronouncement that amends the requirements for disclosures about fair value of financial instruments, regarding the fair value of financial instruments for annual, as well as interim, reporting periods. This pronouncement was effective prospectively for all interim and annual reporting periods ending after June 15, 2009. The adoption of this accounting pronouncement did not have a significant impact on the Partnership's consolidated financial statements.

In 2009, the Partnership adopted the accounting pronouncement regarding the general standards of accounting for, and disclosure of, events that occur after the balance sheet date, but before the financial statements are issued. This pronouncement was effective prospectively for interim and annual reporting periods ending after June 15, 2009. The adoption of this accounting pronouncement  did not have a significant impact on the Partnership's consolidated financial statements.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2009

(2)	Summary of Significant Accounting Policies – continued

In 2009, the Partnership adopted Accounting Standards Codification 105, “Generally Accepted Accounting Principles,” which establishes the Financial Accounting Standards Board Accounting   Standards Codification (the “Codification”), which supersedes all existing accounting standard documents and is the single source of authoritative non-governmental US GAAP.  All other accounting literature not included in the Codification is considered non-authoritative.  This accounting standard is effective for interim and annual periods ending after September 15, 2009.  The Codification did not change or alter existing US GAAP and it did not result in a change in accounting practices for the Partnership upon adoption. The Partnership has conformed its consolidated financial statements and related notes to the new Codification for the year ended December 31, 2009.

(3)	Net Investment in Finance Lease

Net investment in finance lease consisted of the following at December 31, 2009 and 2008:

	2009	2008

Minimum rents receivable	$3,140,672	$5,653,209
Estimated residual value	1	1
Initial direct costs, net	13,022	41,624
Unearned income	(242,184)	(774,148)

Net investment in finance lease	2,911,511	4,920,686

Less: Current portion of net investment in finance lease	2,290,231	2,009,175

Net investment in finance lease, less current portion	$621,280	$2,911,511

Non-cancelable minimum annual amounts due on investment in finance lease for the next two years consisted of the following as of December 31, 2009.  There will be no amounts due after 2011.

Years Ending
December 31,
2010	$2,512,538
2011	628,134

$3,140,672

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2009

(3)	Net Investment in Finance Lease – continued

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

(4)	Leased Equipment at Cost

Leased equipment at cost consisted of the following at December 31, 2009 and 2008:

	2009	2008
Aircraft and aircraft related equipment	$75,416,720	$75,416,720
Less: Accumulated depreciation	(33,739,596)	(29,921,414)

	$41,677,124	$45,495,306

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2009

(4)	Leased Equipment at Cost - continued

Depreciation expense was $3,818,182 for the years ended December 31, 2009 and 2008, and  $4,512,816 for the year ended December 31, 2007.

Aircraft and Aircraft Related Equipment

McDonnell Douglas DC 10-30F Aircraft and Engines

During March 2003, the Partnership and ICON Income Fund Nine, LLC (“Fund Nine”), an entity also managed by the General Partner, formed a joint venture, ICON Aircraft 47820 LLC (“Aircraft 47820”), in which the Partnership and Fund Nine had ownership interests of 90% and 10%, respectively. Aircraft 47820 was formed for the purpose of acquiring an investment in a McDonnell Douglas DC10-30F aircraft and two spare engines (the “McDonnell Douglas Aircraft and Engines”) on lease to Federal Express Corporation (“FedEx”). On March 11, 2003, Aircraft 47820 acquired the McDonnell Douglas Aircraft and Engines for approximately $27,288,000, including approximately $24,211,000 of non-recourse debt. The Partnership’s portion of the cash purchase price was approximately $2,769,000. On March 30, 2007, Aircraft 47820 sold the McDonnell Douglas Aircraft and Engines to FedEx for $5,475,000 and recognized a loss on the sale of approximately $1,025,000, of which the Partnership’s portion was approximately $922,500.

Airbus A340-313X Aircraft

During February 2002, the Partnership formed a wholly-owned subsidiary, ICON Aircraft 123 LLC (“ICON 123”), for the purpose of acquiring an Airbus A340-313X aircraft (“Aircraft 123”), which was subject to a lease with Cathay Pacific Airways Limited (“Cathay”). Aircraft 123 was purchased for approximately $75,000,000, including the assumption of approximately $70,500,000 of non-recourse debt. On March 14, 2006, the Partnership entered into a lease extension with Cathay with respect to Aircraft 123, which extended the lease to October 1, 2011. Effective March 14, 2006, in connection with the Cathay lease extension, the outstanding non-recourse debt of approximately $52,850,000 was refinanced after applying $282,000 from a reserve account established in connection with the original lease with Cathay. The non-recourse debt matures on October 1, 2011 and has a balloon payment of approximately $32,000,000. The interest rate of the refinanced non-recourse debt is fixed at 6.1095%.

In light of unprecedented high fuel prices during 2008 and the related impact on the airline industry, the General Partner reviewed the Partnership’s investment in Aircraft 123 as of June 30, 2008.  In accordance with the accounting pronouncement that accounts for the impairment or disposal of long-lived assets and based upon changes in the airline industry, the General Partner determined that Aircraft 123 was impaired.

Based on the General Partner’s review, the carrying value of Aircraft 123 exceeded the expected undiscounted future cash flows of Aircraft 123 and, as a result, the Partnership recorded an impairment charge representing the difference between the carrying value and the expected discounted future cash flows of Aircraft 123.  The expected discounted future cash flows of Aircraft 123 were determined using a market approach, a recent appraisal for Aircraft 123 and recent sales of similar aircraft, as well as other factors, including those discussed below.  As a result, the Partnership recorded an impairment loss on Aircraft 123 of $3,888,367 as of June 30, 2008.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2009

(4)	Leased Equipment at Cost - continued

The following factors in 2008, among others, indicated that the full carrying value of Aircraft 123 might not be recoverable: (i) indications that lenders were willing to finance less of the acquisition cost of four-engine aircraft, which increased with each dollar rise of the price of fuel, thereby undermining the carrying value expectations of such aircraft; (ii) the rising cost of fuel was increasing the operating costs of four-engine aircraft and similar capacity twin-engine aircraft, thereby making such aircraft less attractive investments at the time and thereby depressing the market for Aircraft 123; and (iii) the likelihood of aircraft operators switching to more efficient aircraft, thereby depressing the market for Aircraft 123.

Five Pratt and Whitney 2037 Aircraft Engine Modules

The Partnership owned five Pratt and Whitney 2037 aircraft engine modules (the “Engine Modules”) on lease to American Airlines, Inc., formerly TWA Airlines, LLC (“TWA”).  On August 8, 2007, the Partnership sold all the Engine Modules  to an unaffiliated third party for a gross sales price of $6,050,000. In connection with the sale, the Partnership recorded net proceeds of approximately $5,547,000 and a gain on sale of approximately $1,042,000.

Over the Road Rolling Stock, Manufacturing and Materials Handling Equipment

On September 1, 2000, the Partnership, along with ICON Cash Flow Partners L.P. Six (“L.P. Six”), ICON Cash Flow Partners L.P. Seven (“L.P. Seven”), and ICON Income Fund Eight A L.P. (“Fund Eight A”), entities also managed by the General Partner, formed ICON Cheyenne LLC (“ICON Cheyenne”) for the purpose of acquiring and managing a portfolio of equipment leases consisting of, among other things, over the road rolling stock, manufacturing equipment and materials handling equipment. The original transaction involved acquiring from Cheyenne Leasing Company a portfolio of 119 leases with various expiration dates through September 2007.

At December 31, 2006, the Partnership, L.P. Seven and Fund Eight A had ownership interests of 97.73%, 1.27%, and 1.00%, respectively, in ICON Cheyenne.  The outstanding balance of the non-recourse debt secured by these assets was paid in full during 2006. During 2006, ICON Cheyenne sold various pieces of its equipment portfolio for approximately $583,000 in cash and recognized a gain of approximately $582,000 on these sales, of which the Partnership’s portion was approximately $568,789. During the second quarter of 2007, ICON Cheyenne sold all of its remaining equipment to a third party for total sales proceeds of approximately $111,000.  ICON Cheyenne recognized a total gain on the sale of approximately $110,000, of which the Partnership’s portion was approximately $107,503.

On December 31, 2001, the Partnership, along with Fund Nine, formed ICON SPK 2023-A LLC (“ICON SPK”) for the purpose of acquiring and managing a portfolio of equipment leases consisting of materials handling, telecommunications and computer equipment.  The original transaction involved acquiring a portfolio of 32 leases with various lease expiration dates through April 2008. On December 1, 2004, the Partnership transferred its entire 5.00% interest in ICON/Kenilworth LLC (“Kenilworth”), which owned a 25 MW co-generation facility on lease to Schering-Plough Corporation, to Fund Nine, in exchange for a 25.87% interest in ICON SPK.  Following the exchange, the Partnership had no interest in Kenilworth and the Partnership and Fund Nine had ownership interests of 74.87% and 25.13%, respectively, in ICON SPK. During 2006, ICON SPK sold various pieces of its equipment portfolio for approximately $460,000 in cash and recognized a loss of approximately $106,000 on these sales, of which the Partnership’s portion was approximately $79,362. During the second quarter of 2007, ICON SPK sold all of its remaining equipment to a third party for total sales proceeds of approximately $348,000.  ICON SPK recognized a gain on the sale of approximately $264,000, of which the Partnership’s portion was approximately $197,657.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2009

(4)	Leased Equipment at Cost - continued

Aggregate annual minimum future rentals receivable from the Partnership’s non-cancelable leases for the next two years consisted of the following as of December 31, 2009.  There will be no additional rentals receivable after 2011.

Years Ending
December 31,
2010	$6,090,000
2011	$4,455,000

(5)	Investments in Joint Ventures

The Partnership and certain of its affiliates, entities also managed and controlled by the General Partner, formed two joint ventures, discussed below, for the purpose of acquiring and managing various assets.  The Partnership and these affiliates have substantially identical investment objectives and participate on the same terms and conditions.  The Partnership and the other members have a right of first refusal to purchase the equipment, on a pro-rata basis, if any of the other members desires to sell its interest in the equipment or joint venture.

ICON Aircraft 126 LLC

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

Effective March 27, 2006, in connection with the lease extension, approximately $52,850,000 of non-recourse debt associated with Aircraft 126 was refinanced after applying $583,000 from a reserve account established in connection with the original lease with Cathay. The refinanced non-recourse debt matures on July 1, 2011 and requires a balloon payment of approximately $33,000,000 at maturity. The interest rate of the debt is fixed at 6.104%.

ICON 126 had a commitment with respect to Aircraft 126 to pay certain maintenance costs, which were incurred on or prior to March 27, 2006. ICON 126 established a maintenance reserve cash account under the original lease to pay for its portion of these costs. This account was funded by free cash from the lease payments in accordance with the terms of the original lease. During 2006, ICON 126 received $182,021 of capital contributions from both of its members, of which $50,000 was for amounts relating to the maintenance reserve cash account and $132,021 was related to costs paid by its members relating to the refinancing of the non-recourse debt. During September 2006, approximately $1,153,000 was paid for maintenance costs. The maintenance account for Aircraft 126 was cross-collateralized with the maintenance account for ICON 123 pursuant to two first priority charge on cash deposit agreements entered into in connection with the purchase of Aircraft 123. Under the terms of these agreements, ICON 126 was required to pay on behalf of ICON 123 any maintenance cost shortfalls incurred by ICON 123. On January 30, 2007, ICON 126 paid approximately $143,000 in maintenance costs from its maintenance account on behalf of ICON 123.  The maintenance account and related security interests were then terminated.   ICON 123 will reimburse ICON 126 when the aircraft is sold. The excess cash remaining in ICON 126’s account of approximately $97,000 includes interest accreted in the amount of approximately $38,000 through December 31, 2009.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2009

(5)	Investments in Joint Ventures – continued

Each of ICON 123 and ICON 126 is a party to a residual sharing agreement with respect to its aircraft. See Note 12 – Commitments and Contingencies and Off-Balance Sheet Transactions.

In light of unprecedented high fuel prices during 2008 and the related impact on the airline industry, the General Partner reviewed the investment in Aircraft 126 as of June 30, 2008. In accordance with the accounting pronouncement that accounts for the impairment or disposal of long-lived assets and based upon changes in the airline industry, the General Partner determined that Aircraft 126 was impaired.

Based on the General Partner’s review, the carrying value of Aircraft 126 exceeded the expected undiscounted future cash flows of Aircraft 126 and, as a result, the Partnership recorded an impairment charge representing the difference between the carrying value and the expected discounted future cash flows of Aircraft 126.  The expected discounted future cash flows of Aircraft 126 were determined using a market approach, a recent appraisal for Aircraft 126 and recent sales of similar aircraft, as well as other factors, including those discussed below. As a result, as of June 30, 2008, ICON 126 recorded an impairment loss on Aircraft 126 of approximately $3,900,000, of which the Partnership’s share was approximately $1,950,000.

The following factors in 2008, among others, indicated that the full carrying value of Aircraft 126 might not be recoverable: (i) indications that lenders were willing to finance less of the acquisition cost of four-engine aircraft, which increased with each dollar rise of the price of fuel, thereby undermining the carrying value expectations of such aircraft; (ii) the rising cost of fuel was increasing the operating costs of four-engine aircraft and similar capacity twin-engine aircraft, thereby making such aircraft less attractive investments at the time and thereby depressing the market for Aircraft 126; and (iii) the likelihood of aircraft operators switching to more efficient aircraft, thereby depressing the market for Aircraft 126.

ICON Aircraft 46835 LLC

During December 2002, the Partnership and Fund Nine formed a joint venture, ICON Aircraft 46835 LLC (“Aircraft 46835”), in which the Partnership and Fund Nine had ownership interests of 15% and 85%, respectively. Aircraft 46835 was formed for the purpose of acquiring a McDonnell Douglas DC10-30F aircraft on lease to FedEx. On December 27, 2002, the joint venture acquired the aircraft for approximately $25,292,000, including approximately $22,292,000 of non-recourse debt. The Partnership’s portion of the cash purchase price was approximately $450,000. On March 30, 2007, Aircraft 46835 sold the aircraft to FedEx for $4,260,000 and recognized a loss on the sale of approximately $640,000, of which the Partnership’s portion was approximately $96,000.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2009

(6)	Investment in Option

During the fourth quarter of 2001, the Partnership invested $2,100,000 in an option to purchase a 1994 Boeing 737-524 aircraft, together with two engines (the “Boeing Aircraft and Engines”), on lease to a United States based commercial airline.  The purchase price of the option included a $400,000 promissory note, which was to mature in May 2012. On August 29, 2003, the promissory note and all accrued interest were paid in full. At December 31, 2006, the General Partner determined that the Partnership’s investment in the option to purchase the Boeing Aircraft and Engines was impaired and, accordingly, the Partnership recognized an impairment loss of $2,100,000, which reduced the carrying value of the option to zero. The General Partner’s decision was based upon the fact that the option was currently out of the money and the probability that the Partnership would not exercise the option, which expires May 5, 2012.

(7)	Non-Recourse Long-Term Debt

On March 14, 2006, the Partnership entered into a lease extension with Cathay with respect to Aircraft 123, which extended the lease to October 1, 2011. Effective March 14, 2006, in connection with the Cathay lease extension, the outstanding non-recourse debt of approximately $52,850,000 was refinanced after applying $282,000 from a reserve account established in connection with the original lease with Cathay. The interest rate of the refinanced non-recourse long-term debt is fixed at 6.1095%.

The Partnership had another non-recourse long-term debt obligation in connection with Aircraft 47820. The debt accrued interest at 4.035% per year. The final lease payment of approximately $2,900,000 was paid to the lender of the non-recourse long-term debt upon the sale of the McDonnell Douglas Aircraft and Engines on March 30, 2007, satisfying all remaining debt obligations.

As of December 31, 2009 and 2008, the Partnership had net debt financing costs of $52,954 and $86,364, respectively.  For the years ended December 31, 2009, 2008 and 2007, the Partnership recognized amortization expense of $33,411, $69,112 and $11,948, respectively.

The aggregate maturities of non-recourse long-term debt, including the effects of refinancing discussed above, consisted of the following at December 31, 2009:

For the year ending December 31, 2010	$3,826,797
For the year ending December 31, 2011	34,490,236
$38,317,033

(8)	Revolving Line of Credit, Recourse

The Partnership and certain entities managed by the General Partner, Fund Nine, ICON Income Fund Ten, LLC (“Fund Ten”), ICON Leasing Fund Eleven, LLC (“Fund Eleven”), ICON Leasing Fund Twelve, LLC (“Fund Twelve”) and ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. (“Fund Fourteen” and, together with the Partnership, Fund Nine, Fund Ten, Fund Eleven and Fund Twelve, the “Borrowers”), are parties to a Commercial Loan Agreement, as amended (the “Loan Agreement”), with California Bank & Trust (“CB&T”). The Loan Agreement provides for a revolving line of credit of up to $30,000,000 pursuant to a senior secured revolving loan facility (the “Facility”), which is secured by all assets of the Borrowers not subject to a first priority lien, as defined in the Loan Agreement. Each of the Borrowers is jointly and severally liable for all amounts borrowed under the Facility. At December 31, 2009, no amounts were accrued related to the Partnership’s joint and several obligations under the Facility. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain lease agreements and loans in which the Borrowers have a beneficial interest.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2009

(8)	Revolving Line of Credit, Recourse - continued

The Facility expires on June 30, 2011 and the Borrowers may request a one year extension to the revolving line of credit within 390 days of the then-current expiration date, but CB&T has no obligation to extend. The interest rate for general advances under the Facility is CB&T’s prime rate and the interest rate on up to five separate non-prime rate advances that are permitted to be made under the Facility is the rate at which U.S. dollar deposits can be acquired by CB&T in the London Interbank Eurocurrency Market plus 2.5% per year, provided that neither interest rate is permitted to be less than 4.0% per year. The interest rate at December 31, 2009 was 4.0%.  In addition, the Borrowers are obligated to pay a quarterly commitment fee of 0.50% on unused commitments under the Facility.

The Borrowers are also parties to a Contribution Agreement (the “Contribution Agreement”) that provides that, in the event that a Borrower pays an amount in excess of its share of total obligations under the Facility, the other Borrowers will contribute to such Borrower so that the aggregate amount paid by each Borrower reflects its allocable share of the aggregate obligations under the Facility.

Aggregate borrowings by all Borrowers under the Facility amounted to $2,360,000 at December 31, 2009. The Partnership had no borrowings outstanding under the Facility as of such date.  The balances of $100,000 and $2,260,000 were borrowed by Fund Ten and Fund Eleven, respectively.  As of March 24, 2010, Fund Ten and Fund Eleven had outstanding borrowings under the Facility of $700,000 and $0, respectively.

The Borrowers were in compliance with all covenants under the Loan Agreement at December 31, 2009.  As of such date, no amounts were due to or payable by the Partnership under the Contribution Agreement.

(9)	Transactions with Related Parties

In accordance with the terms of the LP Agreement, the Partnership paid the General Partner (i) management fees ranging from 1% to 5% based on a percentage of the rentals recognized either directly by the Partnership or through its joint ventures and (ii) acquisition fees, through the end of the reinvestment period, of 3% of the purchase price of the Partnership’s investments.  In addition, the General Partner was reimbursed for administrative expenses incurred in connection with the Partnership’s operations.  The General Partner also has a 1% interest in the Partnership’s profits, losses, cash distributions and liquidation proceeds.

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

Administrative expense reimbursements are costs incurred by the General Partner or its affiliates that are necessary to the Partnership’s operations.  These costs include the General Partner’s and its affiliates’ legal, accounting, investor relations and operations personnel, as well as professional fees and other costs that are charged to the Partnership based upon the percentage of time such personnel dedicate to the Partnership.  Excluded are salaries and related costs, office rent, travel expenses and other administrative costs incurred by individuals with a controlling interest in the General Partner.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2009

(9)	Transactions with Related Parties - continued

Although the General Partner continues to provide these services, effective May 1, 2006, the General Partner waived its rights to all future management fees and administrative expense reimbursements.

There were no charges during the years ended December 31, 2009, 2008 and 2007 since the fees were waived effective May 1, 2006. However, if the charges had been made the total management fees for the years ended December 31, 2009, 2008 and 2007 would have been approximately $345,000, $358,000 and $466,000, respectively. If the charges had been made the total administrative expense reimbursements for the years ended December 31, 2009, 2008 and 2007 would have been approximately $285,000, $315,000 and $401,000, respectively.

The Partnership paid distributions to the General Partner of $8,077, $18,455 and $43,519 for the years ended December 31, 2009, 2008 and 2007, respectively. Additionally, the General Partner’s interest in the Partnership’s net income (loss) was $146, $(64,536) and $11,470 for the years ended December 31, 2009, 2008 and 2007, respectively.

In January 2007, ICON 123 repaid outstanding maintenance costs of approximately $1,546,000 with the balance in its maintenance reserve cash account of approximately $1,403,000. The remaining balance of approximately $143,000 was borrowed from ICON 126 and will be reimbursed when Aircraft 123 is sold. At December 31, 2009, ICON 126’s balance in its reserve account was approximately $97,000 inclusive of accreted interest.

(10)	Fair Value Measurements

Fair value information with respect to the Partnership's leased assets and liabilities is not separately provided since (i) the current accounting pronouncements do not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets, other than lease-related investments, and the recorded value of recourse debt approximate fair value due to their short-term maturities and variable interest rates. The fair value of the Partnership's fixed rate note payable is estimated using a discounted cash flow analysis, based on the current incremental borrowing rate of the most recent borrowings by the Partnership and the other programs sponsored by the General Partner.

	Carrying Amount	Fair Value
Fixed rate non-recourse long-term debt	$38,317,033	$39,502,264

(11)	Concentrations of Risk

The Partnership's cash and cash equivalents are held principally at two financial institutions and at times may exceed insured limits. The Partnership has placed these funds in high quality institutions in order to minimize the risk of loss relating to exceeding insured limits.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2009

(11)	Concentrations of Risk - continued

Concentrations of credit risk with respect to lessees are dispersed across different industry segments within the United States of America and throughout the world. Accordingly, the Partnership may be exposed to business and economic risk. Although the Partnership does not currently foresee a concentrated credit risk associated with these lessees, lease payments are dependent upon the financial stability of the lessees.

The Partnership has approximately 88.2% of its assets and approximately 97.5% of its liabilities concentrated in the airline industry at December 31, 2009 and had approximately 85.5% of its assets and approximately 95.2% of its liabilities concentrated in the airline industry at December 31, 2008.

As of December 31, 2009, 2008 and 2007, the Partnership had two lessees that accounted for approximately 100%, 100% and 85.8%, respectively, of its rental income and finance income.

(12)	Commitments and Contingencies and Off-Balance Sheet Transactions

The Partnership has entered into residual sharing agreements with various third parties.  In connection with these agreements, residual proceeds received in excess of specific amounts will be shared with these third parties based on specific formulas. The obligation related to these agreements is recorded at fair value.

ICON 123 had a commitment with respect to Aircraft 123 to pay certain maintenance costs, which were incurred on or prior to March 14, 2006. ICON 123 had established, under the original lease, a maintenance reserve cash account to pay for its portion of these costs. For the year ended December 31, 2006, the Partnership accrued approximately $1,157,000 relating to the maintenance costs. In January 2007, ICON 123 repaid outstanding maintenance costs of approximately $1,546,000.  The balance in its maintenance reserve cash account was approximately $1,403,000. As discussed in Note 9 above, approximately $143,000 of the remaining costs were borrowed and will be repaid when Aircraft 123 is sold at the end of the lease.

Each of ICON 123 and ICON 126 is a party to a residual sharing agreement (the “Airtrade Residual Sharing Agreement”) with Airtrade Capital Corp. (“Airtrade”). Pursuant to the terms of the Airtrade Residual Sharing Agreement, all proceeds received in connection with the sale or lease renewal of Aircraft 123 or Aircraft 126 in excess of $8,500,000 of the applicable loan balance associated with each aircraft will be allocated 55% to ICON 123 or 126, as applicable, and 45% to Airtrade.

On February 23, 2005, L.P. Seven assigned to the Partnership 2.69% of its rights to the profits, losses, and cash flows from its limited partnership interest in an entity that owns a 100% interest in a mobile offshore drilling rig that is subject to lease with Rowan Companies, Inc. L.P. Seven assigned the rights to the Partnership as repayment of its approximately $673,000 outstanding debt obligation to the Partnership pursuant to a contribution agreement that the Partnership had with Comerica Bank. This assignment increased the Partnership’s rights to the profits, losses, and cash flows from L.P. Seven’s limited partnership interest from 3.24%, which was assigned to the Partnership in November 2004, to 5.93%. The repayment amount represented the General Partner’s estimated fair value of L.P. Seven's interest in the mobile offshore drilling rig at February 23, 2005. No cash distributions were received from these rights in the three years ended December 31, 2009.

At the time the Partnership acquires or divests of its interest in an equipment lease or other financing transaction, the Partnership may, under very limited circumstances, agree to indemnify the seller or buyer for specific contingent liabilities. The General Partner believes that any liability of the Partnership that may arise as a result of any such indemnification obligations will not have a material adverse effect on the consolidated financial condition of the Partnership taken as a whole.

At December 31, 2009, the Partnership had non-recourse debt obligations outstanding. The lender has a security interest in the equipment related to each non-recourse debt instrument and an assignment of the rental payments under the lease associated with the equipment. In such cases, the lender is being paid directly by the lessee. If the lessee defaults on the lease, the equipment would be returned to the lender in extinguishment of the non-recourse debt. At December 31, 2009, the Partnership’s outstanding non-recourse debt obligations were $38,317,033. The Partnership is a party to the Facility, as discussed in Note 8 above. The Partnership had no borrowings under this Facility at December 31, 2009.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2009

(13)	Geographic Information

Geographic information for revenue, based on the country of origin, and long-lived assets, which includes finance leases, operating leases (net of accumulated depreciation) and investments in joint ventures, were as follows:

	Year Ended December 31, 2009
	United
	States	Asia	Total
Revenue:
Rental income	$-	$6,376,364	$6,376,364
Finance income	$531,964	$-	$531,964
Loss from investments in joint ventures	$-	$(66,406)	$(66,406)

	At December 31, 2009
	United
	States	Asia	Total
Long-lived assets:
Net investment in finance leases	$2,911,511	$-	$2,911,511
Equipment on operating leases, net	$-	$41,677,124	$41,677,124
Investments in joint ventures	$-	$1,200,986	$1,200,986

	Year Ended December 31, 2008
	United
	States	Asia	Total
Revenue:
Rental income	$-	$6,376,364	$6,376,364
Finance income	$790,254	$-	$790,254
Loss from investments in joint ventures	$-	$(2,168,613)	$(2,168,613)

	At December 31, 2008
	United
	States	Asia	Total
Long-lived assets:
Net investment in finance leases	$4,920,686	$-	$4,920,686
Equipment on operating leases, net	$-	$45,495,306	$45,495,306
Investments in joint ventures	$-	$1,267,392	$1,267,392

(14)	Unit Redemptions

The Partnership did not redeem any Units during the year ended December 31, 2009. The Partnership redeemed 150 and 1,000 Units during the years ended December 31, 2008 and 2007, respectively. The redemption amounts are calculated according to a specified redemption formula pursuant to the LP Agreement. Redeemed Units have no voting rights and do not share in distributions. The LP Agreement limits the number of Units that can be redeemed in any one year and redeemed Units may not be reissued. Redeemed Units are accounted for as a reduction of partners' equity.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2009

(15)	Selected Quarterly Financial Data

The following table is a summary of selected financial data, by quarter:

	(unaudited)
	Quarters Ended in 2009				Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31, 2009
Total revenue	$1,733,718	$1,714,350	$1,705,015	$1,688,839	$6,841,922
Net (loss) income attributable to Fund Eight B allocable to limited partners	$(11,306)	$(55,900)	$39,845	$41,794	$14,433
Weighted average number of units of
limited partnership interests outstanding	740,380	740,380	740,380	740,380	$740,380
Net (loss) income attributable to Fund Eight B per weighted average
unit of limited partnership interests outstanding	$(0.02)	$(0.08)	$0.05	$0.07	$0.02

	(unaudited)
	Quarters Ended in 2008				Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31, 2008
Total revenue	$1,772,581	$(209,709)	$1,732,941	$1,702,597	$4,998,410
Net loss attributable to Fund Eight B allocable to limited partners	$(256,691)	$(5,817,161)	$(166,661)	$(148,515)	$(6,389,028)
Weighted average number of units of
limited partnership interests outstanding	740,503	740,380	740,380	740,380	740,411
Net loss attributable to Fund Eight B per weighted average
unit of limited partnership interests outstanding	$(0.35)	$(7.86)	$(0.23)	$(0.19)	$(8.63)

(16)	Income Tax Reconciliation (unaudited)

No provision for income taxes has been recorded by the Partnership since the liability for such taxes is the responsibility of each of the individual partners rather than the Partnership. The Partnership's income tax returns are subject to examination by the federal and State taxing authorities, and changes, if any, could adjust the individual income taxes of the partners.

At December 31, 2009 and 2008, the partners’ equity included in the consolidated financial statements totaled $7,951,368 and $8,744,478, respectively, compared to the partners’ equity for federal income tax purposes of $21,649,736 and $22,237,949, respectively. The difference arises primarily from sales and offering expenses reported as a reduction in the limited partners’ capital accounts for financial reporting purposes, but not for federal income tax reporting purposes, and differences in depreciation and amortization between financial reporting purposes and federal income tax purposes.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2009

(16)	Income Tax Reconciliation (unaudited) – continued

The following table reconciles net income (loss) attributable to Fund Eight B for financial statement reporting purposes to the net income (loss) attributable to Fund Eight B for federal income tax purposes, for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
Net income (loss) attributable to Fund Eight B per consolidated financial statements	$14,579	$(6,453,564)	$1,146,979

Adjustments for direct finance lease	-	-	1,470,400
Deferred income (loss)	163,636	(7,473,035)	-
Depreciation and impairments	-	8,386,304	6,249,533
Tax income (loss) from consolidated joint venture	70,836	(2,591,796)	(8,122,961)
(Loss) gain on sale of equipment	-	(73,810)	5,456,803
Other items	(29,574)	3,075,985	(954,177)

Net income (loss) attributable to Fund Eight B for federal income tax purposes	$219,477	$(5,129,916)	$5,246,577

Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).  Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Annual Report on Form 10-K for the period ended December 31, 2009, as well as the financial statements for our General Partner, our General Partner carried out an evaluation, under the supervision and with the participation of the management of our General Partner, including its Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our General Partner’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that our General Partner’s disclosure controls and procedures were effective.

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

Our General Partner assessed the effectiveness of its internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control — Integrated Framework."

Based on its assessment, our General Partner believes that, as of December 31, 2009, its internal control over financial reporting is effective.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our General Partner’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only our General Partner’s report in this Annual Report.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers of the Registrant's General Partner and Corporate Governance

Our General Partner, ICON Capital Corp., a Delaware corporation (“ICON”), was formed in 1985.  Our General Partner's principal offices are located at 100 Fifth Avenue, 4th Floor, New York, New York 10011, and its telephone number is (212) 418-4700.

In addition to the primary services related to our making and disposing of investments, our General Partner provides services relating to the day-to-day management of our equipment. These services include collecting payments due from lessees, remarketing equipment that is off-lease, inspecting equipment, serving as a liaison with lessees, supervising equipment maintenance, and monitoring performance by lessees of their obligations, including payment of rent and all operating expenses.

Name	Age	Title

Michael A. Reisner	39	Co-Chairman, Co-Chief Executive Officer and Co-President
Mark Gatto	37	Co-Chairman, Co-Chief Executive Officer and Co-President
Joel S. Kress	37	Executive Vice President — Business and Legal Affairs
Anthony J. Branca	41	Senior Vice President and Chief Financial Officer
H. Daniel Kramer	58	Senior Vice President and Chief Marketing Officer
David J. Verlizzo	37	Senior Vice President — Business and Legal Affairs
Craig A. Jackson	51	Senior Vice President — Remarketing and Asset Management
Harry Giovani	35	Senior Vice President — Credit

Michael A. Reisner, Co-Chairman, Co-Chief Executive Officer and Co-President, joined ICON in 2001. Mr. Reisner has been a Director since May 2007.  Mr. Reisner was formerly Chief Financial Officer from January 2007 through April 2008.  Mr. Reisner was also formerly Executive Vice President – Acquisitions from February 2006 through January 2007.  Mr. Reisner was Senior Vice President and General Counsel from January 2004 through January 2006.  Mr. Reisner was Vice President and Associate General Counsel from March 2001 until December 2003.  Previously, from 1996 to 2001, Mr. Reisner was an attorney with Brodsky Altman & McMahon, LLP in New York, concentrating on commercial transactions.  Mr. Reisner received a J.D. from New York Law School and a B.A. from the University of Vermont.

Mark Gatto, Co-Chairman, Co-Chief Executive Officer and Co-President, has been a Director since May 2007.  Mr. Gatto originally joined ICON in 1999 and was previously Executive Vice President and Chief Acquisitions Officer from May 2007 to January 2008.  Mr. Gatto was formerly Executive Vice President – Business Development from February 2006 to May 2007 and Associate General Counsel from November 1999 through October 2000.  Before serving as Associate General Counsel, Mr. Gatto was an attorney with Cella & Goldstein in New Jersey, concentrating on commercial transactions and general litigation matters. From November 2000 to June 2003, Mr. Gatto was Director of Player Licensing for the Topps Company and, in July 2003, he co-founded ForSport Enterprises, LLC, a specialty business consulting firm in New York City, and served as its managing partner before re-joining ICON in April 2005.  Mr. Gatto received an M.B.A. from the W. Paul Stillman School of Business at Seton Hall University, a J.D. from Seton Hall University School of Law, and a B.S. from Montclair State University.

Joel S. Kress, Executive Vice President – Business and Legal Affairs, started his tenure with ICON in August 2005 as Vice President and Associate General Counsel.  In February 2006, he was promoted to Senior Vice President and General Counsel, and in May 2007, he was promoted to his current position.  Previously, from September 2001 to July 2005, Mr. Kress was an attorney with Fried, Frank, Harris, Shriver & Jacobson LLP in New York and London, England, concentrating on mergers and acquisitions, corporate finance and financing transactions (including debt and equity issuances) and private equity investments.  Mr. Kress received a J.D. from Boston University School of Law and a B.A. from Connecticut College.

Anthony J. Branca has been Chief Financial Officer since May 2008.  Mr. Branca was formerly Senior Vice President – Accounting and Finance from January 2007 through April 2008. Mr. Branca was Director of Corporate Reporting & Analysis for The Nielsen Company (formerly VNU) from March 2004 until January 2007, was International Controller of an internet affiliate from May 2002 to March 2004 and held various other management positions with The Nielsen Company from July 1997 through May 2002.  Previously, from 1995 through 1997, Mr. Branca was employed at Fortune Brands.  Mr. Branca started his career as an auditor with KPMG Peat Marwick in 1991.  Mr. Branca received a B.B.A. from Pace University.

H. Daniel Kramer, Senior Vice President and Chief Marketing Officer, joined ICON in February 2008.  Mr. Kramer has more than 30 years of equipment leasing and structured finance experience. Most recently, from October 2006 to February 2008, Mr. Kramer was part of CIT Commercial Finance, Equipment Finance Division, offering equipment leasing and financing solutions to complement public and private companies’ capital structure.  Prior to that role, from February 2003 to October 2006, Mr. Kramer was Senior Vice President, National Sales Manager with GMAC Commercial Equipment Finance, leading a direct sales organizational team; from 2001 to 2003, Senior Vice President and National Sales Manager for ORIX Commercial Structured Equipment Finance division; and President of Kramer, Clark & Company for 12 years, providing financial consulting services to private and public companies, including structuring and syndicating private placements, equipment leasing and recapitalizations.  Mr. Kramer received a B.S. from Glassboro State College.

David J. Verlizzo has been Senior Vice President – Business and Legal Affairs since July 2007.  Mr. Verlizzo was formerly Vice President and Deputy General Counsel from February 2006 to July 2007 and was Assistant Vice President and Associate General Counsel from May 2005 until January 2006.  Previously, from May 2001 to May 2005, Mr. Verlizzo was an attorney with Cohen Tauber Spievack & Wagner LLP in New York, concentrating on public and private securities offerings, securities law compliance and corporate and commercial transactions.  Mr. Verlizzo received a J.D. from Hofstra University School of Law and a B.S. from The University of Scranton.

Craig A. Jackson has been Senior Vice President – Remarketing and Asset Management since March 2008. Mr. Jackson was previously Vice President – Remarketing and Portfolio Management from February 2006 through March 2008. Previously, from October 2001 to February 2006, Mr. Jackson was President and founder of Remarketing Services, Inc., a transportation equipment remarketing company. Prior to 2001, Mr. Jackson served as Vice President of Remarketing and Vice President of Operations for Chancellor Fleet Corporation (an equipment leasing company).  Mr. Jackson received a B.A. from Wilkes University.

Harry Giovani, Senior Vice President – Credit, joined ICON in April 2008. Most recently, from March 2007 to January 2008, Mr. Giovani was Vice President for FirstLight Financial Corporation, responsible for underwriting and syndicating middle market leveraged loan transactions. Previously, from April 2004 to March 2007, he worked at GE Commercial Finance, initially as an Assistant Vice President in the Intermediary Group, where he was responsible for executing middle market transactions in a number of industries including manufacturing, steel, paper, pharmaceutical, technology, chemicals and automotive, and later as a Vice President in the Industrial Project Finance Group, where he originated highly structured project finance transactions. Mr. Giovani started his career in 1997 at Citigroup’s Citicorp Securities and CitiCapital divisions, where he spent six years in a variety of roles of increasing responsibility including underwriting, origination and strategic marketing/business development. Mr. Giovani graduated from Cornell University in 1996 with a B.S. in Finance.

Code of Ethics

Our General Partner, on our behalf, has adopted a code of ethics for its Co-Chief Executive Officers and Chief Financial Officer. The Code of Ethics is available free of charge by requesting it in writing from our General Partner. Our General Partner's address is 100 Fifth Avenue, 4th Floor, New York, New York 10011.

Item 11. Executive Compensation

We have no directors or officers.

Effective May 1, 2006, our General Partner waived its rights to all future management fees and administrative expense reimbursements.  Our General Partner and its affiliates were not paid or accrued any compensation or reimbursement for costs and expenses for the years ended December 31, 2009, 2008 and 2007.

Our General Partner also has a 1% interest in our profits, losses, cash distributions and liquidation proceeds. We paid distributions to our General Partner of $8,077, $18,455 and $43,519 for the years ended December 31, 2009, 2008 and 2007, respectively. Our General Partner’s interest in our net income (loss) was $146, $(64,536) and $11,470 for the years ended December 31, 2009, 2008 and 2007, respectively.

Item 12. Security Ownership of Certain Beneficial Owners and the General Partner and Related Security Holder Matters

(a)	We do not have any securities authorized for issuance under any equity compensation plan. No person of record owns, or is known by us to own, beneficially more than 5% of any class of our securities.

(b)	As of March 19, 2010, no directors or officers of our General Partner own any of our equity securities.

(c)	Neither we nor our General Partner are aware of any arrangements with respect to our securities, the operation of which may at a subsequent date result in a change of control of us.

Item 13. Certain Relationships and Related Transactions, and Director Independence

See “Item 11. Executive Compensation” for a discussion of our related party transactions. See Notes 5, 9 and 12 to our consolidated financial statements for a discussion of our investments in joint ventures and transactions with related parties.

Because we are not listed on any national securities exchange or inter-dealer quotation system, we have elected to use the Nasdaq Stock Market’s definition of “independent director” in evaluating whether any of our General Partner’s directors are independent.  Under this definition, the board of directors of our General Partner has determined that our General Partner does not have any independent directors, nor are we required to have any.

Item 14. Principal Accounting Fees and Services

During the years ended December 31, 2009 and 2008, our auditors provided audit services relating to our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q.  Additionally, our auditors provided other services in the form of tax compliance work.

The following table presents the fees for both audit and non-audit services rendered by Ernst & Young LLP for the years ended December 31, 2009 and 2008:

Principal Audit Firm - Ernst & Young LLP
	2009	2008
Audit fees	$187,000	$191,038
Tax fees	62,863	56,750
	$249,863	$247,788

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	1. Financial Statements

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

10.3   Loan Modification Agreement, by and between California Bank & Trust and ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC, ICON Leasing Fund Eleven, LLC and ICON Leasing Fund Twelve, LLC, dated June 20, 2007 (Incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009, filed November 5, 2009).

10.4   Third Loan Modification Agreement, by and between California Bank & Trust and ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC, ICON Leasing Fund Eleven, LLC and ICON Leasing Fund Twelve, LLC, dated as of May 1, 2008 (Incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008, filed May 15, 2008).

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

31.1 Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer.

31.2 Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer.

31.3 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1 Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3 Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	1. Consolidated Financial Statements of ICON Aircraft 126 LLC.

ICON Aircraft 126 LLC
(A Delaware Limited Liability Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members
ICON Aircraft 126 LLC

We have audited the accompanying balance sheet of ICON Aircraft 126 LLC (the “Company”) as of December 31, 2008, and the related statements of operations, changes in members’ equity, and cash flows for each of the two years in the period ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ICON Aircraft 126 LLC at December 31, 2008, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2008 in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young, LLP

March 24, 2009
New York, New York

ICON Aircraft 126 LLC
(A Delaware Limited Liability Company)
Consolidated Balance Sheets

Assets

	December 31,
	2009	2008
	(unaudited)

Leased equipment at cost (less accumulated depreciation
of $36,431,244 and $28,543,495, respectively)	$41,092,340	$45,080,089
Other non-current assets, net	278,073	304,823

Total Assets	$41,370,413	$45,384,912

Liabilities and Members’ Equity

Current liabilities
Current portion of non-recourse long-term debt	$3,684,449	$4,044,096
Deferred rental income	642,857	471,428
Accrued interest	219,676	228,697

Total current liabilities	4,546,982	4,744,221

Non-current liabilities
Non-recourse long-term debt, less current portion	34,421,461	38,105,910

Total Liabilities	38,968,443	42,850,131

Commitments and contingencies

Members’ Equity	2,401,970	2,534,781

Total Liabilities and Members’ Equity	$41,370,413	$45,384,912

See accompanying notes to consolidated financial statements.

ICON Aircraft 126 LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Operations

	Years Ended December 31,
	2009	2008	2007
	(unaudited)
Revenue:
Rental income	$6,368,571	$6,368,571	$6,368,571
Interest and other income	-	2,328	5,615

Total revenue	6,368,571	6,370,899	6,374,186

Expenses:
General and administrative	-	45,000	22,829
Interest	2,509,861	2,772,778	2,924,382
Depreciation and amortization	3,991,521	3,990,347	4,003,772
Impairment loss	-	3,900,000	-

Total expenses	6,501,382	10,708,125	6,950,983

Net loss	$(132,811)	$(4,337,226)	$(576,797)

See accompanying notes to consolidated financial statements.

ICON Aircraft 126 LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Changes in Members’ Equity

Members'
Equity
Balance, December 31, 2006	$7,380,975

Net loss	(576,797)
Investment from members	22,829

Balance, December 31, 2007	6,827,007

Net loss	(4,337,226)
Investment from members	45,000

Balance, December 31, 2008	2,534,781

Net loss (unaudited)	(132,811)

Balance, December 31, 2009 (unaudited)	$2,401,970

See accompanying notes to consolidated financial statements.

ICON Aircraft 126 LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2009	2008	2007
	(unaudited)
Cash flows from operating activities:
Net loss	$(132,811)	$(4,337,226)	$(576,797)
Adjustments to reconcile net loss to net cash
used in operating activities:
Rental income paid directly to lender by lessee	(6,540,000)	(6,540,000)	(6,540,000)
Interest and other income on maintenance reserve	-	(2,328)	(5,615)
Depreciation and amortization	3,991,521	3,990,347	4,003,772
Impairment loss	-	3,900,000	-
Interest expense from amortization of debt financing costs	22,978	47,892	(6,737)
Interest expense on non-recourse financing paid
directly to lender by lessee	2,495,904	2,729,973	2,948,336
Change in operating assets and liabilities:
Other non-current assets	-	-	-
Deferred rental income	171,429	171,429	171,429
Accrued interest	(9,021)	(5,087)	(17,217)

Net cash used in operating activities	-	(45,000)	(22,829)

Cash flows from financing activities:
Contributions received	-	45,000	22,829

Net increase in cash	-	-	-

Cash, beginning of the year	-	-	-

Cash, end of the year	$-	$-	$-

	Years Ended December 31,
	2009	2008	2007
	(unaudited)
Supplemental disclosure of non-cash investing and financing activities:
Principal and interest paid on non-recourse long-term debt
directly to lender by lessee	$6,540,000	$6,540,000	$6,540,000

See accompanying notes to consolidated financial statements.

ICON Aircraft 126 LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
(unaudited with regard to December 31, 2009)

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

On March 4, 2002, the LLC acquired all of the outstanding shares of Delta Aircraft Leasing Limited (“D.A.L.”), a Cayman Islands registered company, for approximately $75,288,000, which was largely comprised of approximately $4,250,000 of cash and the assumption of approximately $70,280,000 of non-recourse debt. D.A.L. owns, through an owner trust, an Airbus A340-313X aircraft (“Aircraft 126”) that is on lease to Cathay Pacific Airways Limited (“Cathay”). The lender has a security interest in the aircraft and an assignment of the rental payments under the lease. The lease was initially scheduled to expire in March 2006, but was extended to July 1, 2011.

The Manager of the LLC’s Members is ICON Capital Corp., a Delaware corporation (the “Manager”). The Manager manages and controls the business affairs of the LLC, including, but not limited to, the equipment leases and other financing transactions that the LLC entered into pursuant to the terms of the respective limited partnership and limited liability company agreements with the LLC’s Members.

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

Leased Equipment at Cost

Investments in leased equipment are stated at cost less accumulated depreciation. Leased equipment is depreciated on a straight-line basis over the lease term, which typically ranges from 4 to 5 years, to the asset’s residual value.

The Manager has an investment committee that approved each new equipment lease and other financing transactions. As part of its process, the investment committee determined the residual value, if any, to be used once the investment was approved.  The factors considered in determining the residual value included, but were not limited to, the creditworthiness of the potential lessee, the type of equipment considered, how the equipment was integrated into the potential lessee’s business, the length of the lease and the industry in which the potential lessee operated. Residual values are reviewed for impairment in accordance with each LLC’s Members’ impairment review policy.

ICON Aircraft 126 LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
(unaudited with regard to December 31, 2009)

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

Revenue Recognition

Each equipment lease the LLC enters into is classified as either a finance lease or an operating lease, which is based upon the terms of each lease.  For a finance lease, initial direct costs are capitalized and amortized over the term of the related lease.  For an operating lease, initial direct costs are included as a component of the cost of the equipment and depreciated over the lease term. The LLC has not entered into any finance leases.

ICON Aircraft 126 LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
(unaudited with regard to December 31, 2009)

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

Initial Direct Costs

The LLC capitalized initial direct costs associated with the origination and funding of leased assets and other financing transactions in accordance with the accounting pronouncement relating to  accounting for nonrefundable fees and costs associated with originating or acquiring loans and initial direct costs of leases.  The costs are amortized on a lease by lease basis based on the actual lease term using a straight-line method for operating leases and the effective interest rate method for finance leases. Costs related to leases or other financing transactions that were not consummated are expensed as an acquisition expense.

Income Taxes

The LLC is taxed as a partnership for federal and State income tax purposes.  No provision for income taxes has been recorded since the liability for such taxes is that of each of the members of the LLC’s Members rather than the LLC. The LLC’s income tax returns are subject to examination by the federal and State taxing authorities, and changes, if any, could adjust the individual income tax of the members of the LLC’s Members.

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

Recently Adopted Accounting Pronouncements

In 2009, the LLC adopted the accounting pronouncement relating to accounting for fair value measurements, which establishes a framework for measuring fair value and enhances fair value measurement disclosure for non-financial assets and liabilities. The adoption of this accounting pronouncement for non-financial assets and liabilities did not have a significant impact on the LLC’s consolidated financial statements.

In 2009, the LLC adopted the accounting pronouncement that provides additional guidance for estimating fair value in accordance with the accounting standard for fair value measurements when the volume and level of activity for the asset or liability have significantly decreased. This pronouncement also provides guidance for identifying transactions that are not orderly. This pronouncement was effective prospectively for all interim and annual reporting periods ending after June 15, 2009. The adoption of this accounting pronouncement did not have a significant impact on the LLC’s consolidated financial statements.

ICON Aircraft 126 LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
(unaudited with regard to December 31, 2009)

(2)	Summary of Significant Accounting Policies - continued

In 2009, the LLC adopted the accounting pronouncement that amends the requirements for disclosures about fair value of financial instruments, regarding the fair value of financial instruments for annual, as well as interim, reporting periods. This pronouncement was effective prospectively for all interim and annual reporting periods ending after June 15, 2009. The adoption of this accounting pronouncement did not have a significant impact on the LLC's consolidated financial statements.

In 2009, the LLC adopted the accounting pronouncement regarding the general standards of accounting for, and disclosure of, events that occur after the balance sheet date, but before the financial statements are issued. This pronouncement was effective prospectively for interim and annual reporting periods ending after June 15, 2009. The adoption of this accounting pronouncement did not have a significant impact on the LLC’s consolidated financial statements.

      In 2009, the LLC adopted Accounting Standards Codification 105, “Generally Accepted Accounting Principles,” which establishes the Financial Accounting Standards Board Accounting Standards Codification (the “Codification”), which supersedes all existing accounting standard documents and is the single source of authoritative non-governmental US GAAP.  All other accounting literature not included in the Codification is considered non-authoritative.  This accounting standard is effective for interim and annual periods ending after September 15, 2009.  The Codification did not change or alter existing US GAAP and it did not result in a change in accounting practices for the LLC upon adoption. The LLC has conformed its consolidated financial statements and related notes to the new Codification for the year ended December 31, 2009.

(3)	Leased Equipment at Cost

The LLC’s sole investment at December 31, 2009 and 2008 is Aircraft 126, which is on lease to Cathay. The lease was initially scheduled to expire in March 2006, but was extended to July 1, 2011.

The LLC had a commitment with respect to Aircraft 126 to pay certain maintenance costs, which were incurred on or prior to March 27, 2006. The LLC established a maintenance reserve cash account under the original lease to pay for its portion of these costs. This account was funded by free cash from the lease payments in accordance with the terms of the original lease. During 2006, the LLC received $182,021 of capital contributions from the LLC’s Members, of which $50,000 was for amounts relating to the maintenance reserve cash account and $132,021 was related to costs paid by its members relating to the refinancing of the LLC's non-recourse debt. During September 2006, approximately $1,153,000 was paid for the maintenance costs. The maintenance account for Aircraft 126 was cross-collateralized with the maintenance account for ICON Aircraft 123 LLC (“ICON 123”), a wholly-owned subsidiary of Fund Eight B, pursuant to two first priority charge on cash deposit agreements entered into in connection with the purchase of an Airbus A340-313X aircraft on lease to Cathay (“Aircraft 123”). Under the terms of these agreements, the LLC was required to pay on behalf of ICON 123 any maintenance cost shortfalls incurred by ICON 123. On January 30, 2007, the LLC paid approximately $143,000 in maintenance costs from its maintenance account on behalf of ICON 123.  The maintenance account and related security interests were then terminated. ICON 123 will reimburse the LLC when Aircraft 123 is sold. The excess cash remaining in the LLC’s account of approximately $97,000 is included in other non-current assets at December 31, 2009 and 2008.

Each of ICON 123 and the LLC is a party to a residual sharing agreement with respect to its aircraft.

ICON Aircraft 126 LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
(unaudited with regard to December 31, 2009)

(3)	Leased Equipment at Cost - continued

In light of unprecedented high fuel prices during 2008 and the related impact on the airline industry, the Manager reviewed the LLC’s Members’ investments in Aircraft 126 as of June 30, 2008. In accordance with the accounting pronouncement that accounts for the impairment or disposal of long-lived assets and based upon changes in the airline industry, the Manager determined that Aircraft 126 was impaired.

Based on the Manager’s review, the carrying value of Aircraft 126 exceeded the expected undiscounted future cash flows of Aircraft 126 and, as a result, the LLC recorded an impairment charge representing the difference between the carrying value and the expected discounted future cash flows of Aircraft 126.  The expected discounted future cash flows of Aircraft 126 were determined using a market approach, a recent appraisal for Aircraft 126 and recent sales of similar aircraft, as well as other factors, including those discussed below.  As a result, as of June 30, 2008, the LLC recorded an impairment loss on Aircraft 126 of approximately $3,900,000.

The following factors in 2008, among others, indicated that the full carrying value of Aircraft 126 might not be recoverable: (i) indications that lenders were willing to finance less of the acquisition cost of four-engine aircraft, which increased with each dollar rise of the price of fuel, thereby undermining the carrying value expectations of such aircraft; (ii) the rising cost of fuel was increasing the operating costs of four-engine aircraft and similar capacity twin-engine aircraft, thereby making such aircraft less attractive investments at the time and thereby depressing the market for Aircraft 126; and (iii) the likelihood of aircraft operators switching to more efficient aircraft, thereby depressing the market for Aircraft 126.

Depreciation expense was $3,987,749, $3,986,575 and $4,000,000 for the years ended December 31, 2009, 2008, and 2007, respectively.

Aggregate annual minimum future rentals receivable from the LLC’s non-cancelable lease for the next two years consisted of the following as of December 31, 2009.  There will be no additional rentals receivable after 2011.

Years Ending
December 31,
2010	$5,940,000
2011	$2,970,000

(4)	Non-recourse Long-Term Debt

Effective March 27, 2006, in connection with the lease extension, approximately $52,850,000 of non-recourse debt associated with Aircraft 126 was refinanced after applying $583,000 from a reserve account established in connection with the original lease with Cathay. The refinanced non-recourse debt matures on July 1, 2011 and requires a balloon payment of approximately $33,000,000 at maturity. The interest rate of the debt is fixed at 6.104%.

ICON Aircraft 126 LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
(unaudited with regard to December 31, 2009)

(4)	Non-recourse Long-Term Debt – continued

The aggregate maturities of non-recourse long-term debt, including the effects of refinancing discussed above, consisted of the following as of December 31, 2009.  There are no amounts due after 2011.

Years Ending
December 31,
2010	$3,684,449
2011	34,421,461
$38,105,910

(5)	Residual Sharing Agreement

The LLC is a party to a residual sharing agreement (the “Airtrade Residual Sharing Agreement”) with ICON 123 and Airtrade Capital Corp. (“Airtrade”). Pursuant to the terms of the Airtrade Residual Sharing Agreement, all proceeds received in connection with the sale or lease renewal of Aircraft 123 or Aircraft 126 in excess of $8,500,000 of the applicable loan balance associated with each aircraft will be allocated 55% to the LLC or ICON 123, as applicable, and 45% to Airtrade.

(6)	Fair Value Measurements

   The LLC is required, on a nonrecurring basis, to adjust the carrying value or provide valuation allowances for certain assets and liabilities using fair value measurements.  Fair value information with respect to the LLC’s leased assets and liabilities is not separately provided since (i) the current accounting pronouncements do not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets, other than lease-related investments, and the recorded value of recourse debt approximate fair value due to their short-term maturities and variable interest rates. The fair value of the LLC’s non-recourse debt is estimated using a discounted cash flow analysis, based on the current incremental borrowing rate of the most recent borrowings by the LLC and the other programs sponsored by the Manager.

	Carrying Amount	Fair Value
Fixed rate non-recourse long-term debt	$38,105,910	$39,171,374

(7)	Transactions with Related Parties

The LLC does not maintain a separate bank account and, therefore, in the normal course of operations, the LLC’s Members will pay certain operating and general and administrative expenses on behalf of the LLC in proportion to their membership interests.

The financial condition and results of operations of the LLC, as reported, are not necessarily indicative of the results that would have been reported had the LLC operated completely independently.

(8)	Concentrations of Risk

For the years ended December 31, 2009, 2008, and 2007, the LLC had one lessee that accounted for 100% of total rental income and one lender that accounted for 98% of total liabilities.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 ICON Income Fund Eight B L.P.
(Registrant)

By: ICON Capital Corp.
      (General Partner of the Registrant)

March 25, 2010

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

ICON Income Fund Eight B L.P.
(Registrant)

By: ICON Capital Corp.
      (General Partner of the Registrant)

March 25, 2010

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer, Co-President and Director (Co-Principal Executive Officer)

By: /s/ Mark Gatto
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

77