Form 10-Q
period 2010-03-31
ICON INCOME FUND EIGHT B LP
filed 2010-05-13
CIK 1121716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	March 31, 2010

or
[  ]         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission_File_Number_	333-37504

ICON Income Fund Eight B L.P.
(Exact name of registrant as specified in its charter)

Delaware	13-4101114
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Fifth Avenue, 4th Floor, New York, New York	10011
(Address of principal executive offices)	(Zip code)

(212) 418-4700
(Registrant's telephone number, including area code)

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
[  ] Yes [x] No

Number of outstanding units of limited partnership interests of the registrant on May 7, 2010 is 740,380.

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Consolidated Balance Sheets

Assets
	March 31,
	2010	December 31,
	(unaudited)	2009
Current assets:
Cash and cash equivalents	$196,139	$149,843
Current portion of net investment in finance lease	2,368,008	2,290,231
Other current assets	35,506	36,540

Total current assets	2,599,653	2,476,614

Non-current assets:
Net investment in finance lease, less current portion	-	621,280
Leased equipment at cost (less accumulated depreciation
of $34,677,523 and $33,739,596, respectively)	40,739,197	41,677,124
Investment in joint venture	1,188,112	1,200,986
Other non-current assets, net	1,246,966	1,256,267

Total non-current assets	43,174,275	44,755,657

Total Assets	$45,773,928	$47,232,271

Liabilities and Partners’ Equity

Current liabilities:
Current portion of non-recourse long-term debt	$3,734,909	$3,826,797
Deferred revenue	654,545	613,636
Due to affiliates	143,070	143,070
Accrued expenses and other current liabilities	301,003	207,164

Total current liabilities	4,833,527	4,790,667

Non-current liabilities:
Non-recourse long-term debt, less current portion	33,527,558	34,490,236

Total Liabilities	38,361,085	39,280,903

Commitments and contingencies (Note 10)

Partners’ Equity:
Limited Partners	7,987,774	8,520,914
General Partner	(574,931)	(569,546)

Total Partners’ Equity	7,412,843	7,951,368

Total Liabilities and Partners’ Equity	$45,773,928	$47,232,271

See accompanying notes to consolidated financial statements.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2010	2009
Revenue:
Rental income	$1,594,091	$1,594,091
Finance income	88,217	158,627
Loss from investment in joint venture	(12,874)	(19,000)

Total revenue	1,669,434	1,733,718

Expenses:
Depreciation and amortization	941,513	963,074
Interest	565,714	648,552
General and administrative	195,929	133,512

Total expenses	1,703,156	1,745,138

Net loss	$(33,722)	$(11,420)

Net loss allocable to:
Limited Partners	$(33,385)	$(11,306)
General Partner	(337)	(114)

	$(33,722)	$(11,420)

Weighted average number of units of limited
partnership interests outstanding	740,380	740,380

Net loss per weighted average
unit of limited partnership interests outstanding	$(0.05)	$(0.02)

See accompanying notes to consolidated financial statements.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Consolidated Statement of Changes in Partners’ Equity

	Units of Limited			Total
	Partnership	Limited	General	Partners'
	Interests	Partners	Partner	Equity
Balance, December 31, 2009	740,380	$8,520,914	$(569,546)	$7,951,368

Cash distributions	-	(499,755)	(5,048)	(504,803)
Net loss	-	(33,385)	(337)	(33,722)

Balance, March 31, 2010 (unaudited)	740,380	$7,987,774	$(574,931)	$7,412,843

See accompanying notes to consolidated financial statements.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(33,722)	$(11,420)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Rental income paid directly to lenders by lessees	(1,635,000)	(1,635,000)
Finance income	(88,217)	(158,627)
Loss from investment in joint venture	12,874	19,000
Depreciation and amortization	941,513	963,074
Interest expense on non-recourse financing paid directly to lenders by lessees	555,379	629,888
Interest expense from amortization of debt financing costs	10,335	8,640
Changes in operating assets and liabilities:
Collection of finance leases	628,134	628,133
Other assets, net	-	27,763
Deferred revenue	40,909	40,909
Accrued expenses and other current liabilities	118,894	(88,947)

Net cash provided by operating activities	551,099	423,413

Cash flows from financing activities:
Cash distributions to partners	(504,803)	(302,883)

Net cash used in financing activities	(504,803)	(302,883)

Net increase in cash and cash equivalents	46,296	120,530
Cash and cash equivalents, beginning of period	149,843	167,128

Cash and cash equivalents, end of period	$196,139	$287,658

See accompanying notes to consolidated financial statements.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2010	2009
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$10,024

Supplemental disclosure of non-cash operating activities:
Principal and interest paid on non-recourse long-term debt directly to
lenders by lessees	$1,635,000	$1,635,000

See accompanying notes to consolidated financial statements.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
March 31, 2010
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

(2)	Basis of Presentation and Consolidation

The accompanying consolidated financial statements of the Partnership have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q. In the opinion of the General Partner, all adjustments considered necessary for a fair presentation have been included.  These consolidated financial statements should be read together with the consolidated financial statements and notes included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009.  The results for the interim period are not necessarily indicative of the results for the full year.

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

Recently Adopted Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued an update to Accounting Standard Codification 810 – Consolidation (“ASC 810”). The update amends the consolidation guidance applicable to variable interest entities (“VIEs”) and changes how a reporting entity evaluates whether an entity is considered the primary beneficiary of a VIE and is therefore required to consolidate such VIE. ASC 810 will also require assessments at each reporting period of which party within the VIE is considered the primary beneficiary and will require a number of new disclosures related to VIEs. ASC 810 is effective for fiscal years beginning after November 15, 2009. The adoption of this guidance, effective January 1, 2010, did not have a material impact on the Partnership’s consolidated financial statements as of and for the three months ended March 31, 2010.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
March 31, 2010
(unaudited)

(2)	Basis of Presentation and Consolidation - continued

In January 2010, the FASB issued Accounting Standards Update 2010-06, Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures about Fair Value Measurements (“ASU 2010-06”), amending Accounting Standards Codification 820. ASU 2010-06 requires new disclosures and clarifies existing disclosures on fair value measurements.  It requires new disclosures including (i) separate disclosure of the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and a description of the reasons for the transfers and (ii) separate presentation of information about purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements. This update also clarifies existing disclosures requiring the Partnership to (i) determine each class of assets and liabilities based on the nature and risks of the investments rather than by major security type and (ii) for each class of assets and liabilities, disclose the valuation techniques and inputs used to measure fair value for both Level 2 and Level 3 fair value measurements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010. The adoption of ASU 2010-06 did not have a material effect on the Partnership’s consolidated financial statements as of and for the three months ended March 31, 2010.

(3)	Net Investment in Finance Lease

Net investment in finance lease consisted of the following:

	March 31,	December 31,
	2010	2009

Minimum rents receivable	$2,512,538	$3,140,672
Estimated residual value	1	1
Initial direct costs, net	9,436	13,022
Unearned income	(153,967)	(242,184)

Net investment in finance lease	2,368,008	2,911,511

Less: Current portion of net
investment in finance lease	2,368,008	2,290,231

Net investment in finance lease,
less current portion	$-	$621,280

(4)	Leased Equipment at Cost

Leased equipment at cost consisted of the following:

	March 31,	December 31,
	2010	2009
Aircraft and aircraft related equipment	$75,416,720	$75,416,720
Less: Accumulated depreciation	(34,677,523)	(33,739,596)

	$40,739,197	$41,677,124

Depreciation expense was $937,927 and $954,545 for the three months ended March 31, 2010 and 2009, respectively.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
March 31, 2010
(unaudited)

(5)	Investment in Joint Venture

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

The results of operations of ICON 126 are summarized below:

	Three Months Ended March 31,
	2010	2009
Revenue	$1,592,143	$1,592,148
Net loss	$(25,748)	$(38,000)
Partnership's share of net loss	$(12,874)	$(19,000)

(6)	Non-Recourse Long-Term Debt

The aggregate maturities of non-recourse long-term debt were as follows at March 31, 2010:

For the period April 1 to December 31, 2010	$2,772,231
For the year ending December 31, 2011	34,490,236
$37,262,467

(7)	Revolving Line of Credit, Recourse

The Partnership and certain entities managed by the General Partner, Fund Nine, ICON Income Fund Ten, LLC (“Fund Ten”), ICON Leasing Fund Eleven, LLC (“Fund Eleven”), ICON Leasing Fund Twelve, LLC (“Fund Twelve”) and ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. (“Fund Fourteen” and, together with the Partnership, Fund Nine, Fund Ten, Fund Eleven and Fund Twelve, the “Borrowers”), are parties to a Commercial Loan Agreement, as amended (the “Loan Agreement”), with California Bank & Trust (“CB&T”). The Loan Agreement provides for a revolving line of credit of up to $30,000,000 pursuant to a senior secured revolving loan facility (the “Facility”), which is secured by all assets of the Borrowers not subject to a first priority lien, as defined in the Loan Agreement. Each of the Borrowers is jointly and severally liable for all amounts borrowed under the Facility. At March 31, 2010, no amounts were accrued related to the Partnership’s joint and several obligations under the Facility. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain lease agreements and loans in which the Borrowers have a beneficial interest.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
March 31, 2010
(unaudited)

(7)	Revolving Line of Credit, Recourse - continued

The Facility expires on June 30, 2011 and the Borrowers may request a one year extension to the revolving line of credit within 390 days of the then-current expiration date, but CB&T has no obligation to extend. The interest rate for general advances under the Facility is CB&T’s prime rate and the interest rate on up to five separate non-prime rate advances that are permitted to be made under the Facility is the rate at which U.S. dollar deposits can be acquired by CB&T in the London Interbank Eurocurrency Market plus 2.5% per year, provided that neither interest rate is permitted to be less than 4.0% per year. The interest rate at March 31, 2010 was 4.0%. In addition, the Borrowers are obligated to pay a quarterly commitment fee of 0.50% on unused commitments under the Facility.

Aggregate borrowings by all Borrowers under the Facility amounted to $700,000 at March 31, 2010, all of which was borrowed by Fund Ten. Subsequent to March 31, 2010, Fund Ten borrowed an additional $650,000 under the Facility, which increased Fund Ten’s outstanding loan balance to $1,350,000.

Pursuant to the Loan Agreement, the Borrowers are required to comply with certain covenants.  At March 31, 2010, the Borrowers were in compliance with all covenants.

(8)	Fair Value Measurements

Fair value information with respect to the Partnership's leased assets and liabilities is not separately provided since (i) the current accounting pronouncements do not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets, other than lease-related investments, and the recorded value of recourse debt approximate fair value due to their short-term maturities and variable interest rates. The estimated fair value of the Partnership’s non-recourse long-term debt was based on the discounted value of future cash flows expected to be received from the loan based on recent transactions of this type.

	March 31, 2010
	Carrying Amount	Fair Value
Fixed rate non-recourse long-term debt	$37,262,467	$38,212,410

(9)	Transactions with Related Parties

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

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
March 31, 2010
(unaudited)

(9)	Transactions with Related Parties - continued

Administrative expense reimbursements were costs incurred by the General Partner or its affiliates that were necessary to the Partnership’s operations.  These costs included the General Partner’s and its affiliates’ legal, accounting, investor relations and operations personnel, as well as professional fees and other costs that were charged to the Partnership based upon the percentage of time such personnel dedicate to the Partnership.  Excluded were salaries and related costs, office rent, travel expenses and other administrative costs incurred by individuals with a controlling interest in the General Partner.

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

Each of ICON Aircraft 123 LLC, a wholly-owned subsidiary (“ICON 123”), and ICON 126 is a party to a residual sharing agreement (the “Airtrade Residual Sharing Agreement”) with Airtrade Capital Corp. (“Airtrade”). Pursuant to the terms of the Airtrade Residual Sharing Agreement, all proceeds received in connection with the sale or lease renewal of the Airbus A340-313X aircraft owned by ICON 123 (“Aircraft 123”) or Aircraft 126 in excess of the sum of $8,500,000 and the outstanding loan balance associated with each aircraft will be allocated 55% to ICON 123 or ICON 126, as applicable, and 45% to Airtrade.

On February 23, 2005, ICON Cash Flow Partners L.P. Seven (“L.P. Seven”) assigned to the Partnership 2.69% of its rights to the profits, losses, and cash flows from its limited partnership interest in an entity that owns a 100% interest in a mobile offshore drilling rig that is subject to lease with Rowan Companies, Inc. L.P. Seven assigned the rights to the Partnership as repayment of its approximately $673,000 outstanding debt obligation to the Partnership pursuant to a contribution agreement that the Partnership had with Comerica Bank. This assignment increased the Partnership’s rights to the profits, losses, and cash flows from L.P. Seven’s limited partnership interest from 3.24%, which was assigned to the Partnership in November 2004, to 5.93%. The repayment amount represented the General Partner’s estimated fair value of L.P. Seven's interest in the mobile offshore drilling rig at February 23, 2005. No cash distributions were received from these rights during the three months ended March 31, 2010.

At the time the Partnership acquires or divests of its interest in an equipment lease or other financing transaction, the Partnership may, under very limited circumstances, agree to indemnify the seller or buyer for specific contingent liabilities.  The General Partner believes that any liability that may arise as a result of any such indemnification obligations will not have a material adverse effect on the consolidated financial condition of the Partnership taken as a whole.

 Item 2.  General Partner’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our current financial position and results of operations. This discussion should be read together with our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2009.  This discussion should also be read in conjunction with the disclosures below regarding “Forward-Looking Statements” and the “Risk Factors” set forth in Item 1A of Part II of this Quarterly Report on Form 10-Q.

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

Our General Partner manages and controls our business affairs, including, but not limited to, our equipment leases and other financing transactions, under the terms of our LP Agreement. We entered our liquidation period on June 17, 2007.  During our liquidation period, we are selling and will continue to sell our assets in the ordinary course of business. As we sell our assets, both rental income and finance income will decrease over time, as will expenses related to our assets, such as depreciation and amortization expense. Additionally, interest expense should decrease as we reach the expiration of leases that were financed and the debt is repaid to the lenders. As leased equipment is sold, we will incur gains or losses on these sales. We will continue to liquidate our assets during this period and we expect to see a reduction in revenue and expenses accordingly.

Recent Significant Transactions

None.

Recently Adopted Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have a significant impact on our consolidated financial statements as of March 31, 2010. We have not adopted any accounting pronouncements during the three months ended March 31, 2010.

Results of Operations for the Three Months Ended March 31, 2010 (the “2010 Quarter”) and 2009 (the “2009 Quarter”)

Revenue for the 2010 Quarter and the 2009 Quarter is summarized as follows:

	Three Months Ended March 31,
	2010	2009	Change
Rental income	$1,594,091	$1,594,091	$-
Finance income	88,217	158,627	(70,410)
Loss from investment in joint venture	(12,874)	(19,000)	6,126

Total revenue	$1,669,434	$1,733,718	$(64,284)

Total revenue for the 2010 Quarter decreased $64,284, or 3.7%, as compared to the 2009 Quarter.  The decrease in total revenue was primarily due to a decrease in finance income, which will continue as the lease with Global Crossing Telecommunications, Inc. (“Global Crossing”) matures.  This decrease was partially offset by a decrease in the loss from an investment in joint venture from our 50% ownership interest in ICON 126.

Expenses for the 2010 Quarter and the 2009 Quarter are summarized as follows:

	Three Months Ended March 31,
	2010	2009	Change
Depreciation and amortization	$941,513	$963,074	$(21,561)
Interest	565,714	648,552	(82,838)
General and administrative	195,929	133,512	62,417

Total expenses	$1,703,156	$1,745,138	$(41,982)

Total expenses for the 2010 Quarter decreased $41,982, or 2.4%, as compared to the 2009 Quarter.  The decrease in total expenses was primarily attributable to a decrease in interest expense due to a reduction in our outstanding debt balance.  This decrease was partially offset by an increase in general and administrative expense that was primarily due to an increase in certain state tax expenses and certain professional fees during the 2010 Quarter.

Net Loss

As a result of the foregoing factors, the net loss for the 2010 Quarter and the 2009 Quarter was $33,722 and $11,420, respectively.  Net loss per weighted average unit of limited partnership interests outstanding for the 2010 Quarter and the 2009 Quarter was $0.05 and $0.02, respectively.

Financial Condition

This section discusses the major balance sheet variances at March 31, 2010 compared to December 31, 2009.

Total Assets

Total assets decreased $1,458,343, from $47,232,271 at December 31, 2009 to $45,773,928 at March 31, 2010. The decrease was primarily due to the depreciation of our leased equipment of $937,927, distributions paid to our partners of $504,803 and the decrease in our net investment in finance lease of $543,503 as a result of the collection of rents receivable from our finance lease with Global Crossing in the amount of $628,134.

Current Assets

Current assets increased $123,039, from $2,476,614 at December 31, 2009 to $2,599,653 at March 31, 2010.  The increase was primarily due to an increase in the current portion of our finance lease with Global Crossing during the 2010 Quarter, as well as an increase in cash and cash equivalents.

Total Liabilities

Total liabilities decreased $919,818, from $39,280,903 at December 31, 2009 to $38,361,085 at March 31, 2010.  The decrease was primarily due to the repayment of a portion of the outstanding balance on the non-recourse debt obligation related to ICON 123.

Current Liabilities

Current liabilities increased $42,860, from $4,790,667 at December 31, 2009 to $4,833,527 at March 31, 2010.  The increase was primarily due to an increase in deferred revenue related to ICON 123, as well as an increase in accrued expenses and other current liabilities.  This increase was partially offset by a decrease due to the repayment of a portion of the outstanding balance on the non-recourse debt obligation related to ICON 123.

Partners’ Equity

Total partners’ equity decreased $538,525, from $7,951,368 at December 31, 2009 to $7,412,843 at March 31, 2010. During our liquidation period, we have distributed substantially all of the distributable cash from operations and equipment sales to our partners. We also recorded a net loss during the 2010 Quarter.

Liquidity and Capital Resources

At March 31, 2010 and December 31, 2009, we had cash and cash equivalents of $196,139 and $149,843, respectively. During our liquidation period, our main source of cash is expected to be from operating and investing activities from the sale or disposal of our assets. Our main use of cash during the liquidation period is expected to be in financing activities, in the form of debt repayments and cash distributions to our partners.

Operating Activities

Sources of cash from operating activities increased $127,686, from $423,413 in the 2009 Quarter to $551,099 in the 2010 Quarter.  The increase was primarily due to the collection of our finance lease with Global Crossing.

Financing Activities

Uses of cash in financing activities increased $201,920, from $302,883 in the 2009 Quarter to $504,803 in the 2010 Quarter. The increase was primarily due to an increase in the amount of distributions paid to our partners during the 2010 Quarter.

Financings and Borrowings

Non-Recourse Debt

At March 31, 2010, we had a non-recourse debt obligation that was being paid directly to the lender by the lessee and was accruing interest at 6.1095% per year. The outstanding balance of our non-recourse debt was $37,262,467 and $38,317,033 at March 31, 2010 and December 31, 2009, respectively. Rental payments from our existing leases have funded, and we anticipate will continue to fund, these obligations.

Our General Partner believes that the cash we currently have available, the cash being generated from our remaining leases, and the proceeds we expect to receive from equipment and asset sales will be sufficient to continue our operations into the foreseeable future.  However, our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect us and our lessees’ businesses that are beyond our control.  At March 31, 2010, we had current assets of $2,599,653 and current liabilities of $4,833,527, which results in a $2,233,874 working capital deficit. Of the $4,833,527 of current liabilities, $3,734,909 consisted of direct payments to a lender to be made by our lessee. These direct payments are for a debt that had no corresponding current asset due to the classification of these transactions as operating leases. Therefore, when considering our overall working capital, direct payments should be excluded. The exclusion of these payments yields a positive working capital of $1,501,035 at March 31, 2010.

Distributions

We, at our General Partner’s discretion, paid monthly distributions to each of our partners beginning the first month after each such partner was admitted through the end of our reinvestment period, which was on June 16, 2007. During the liquidation period, we plan to make distributions in accordance with the terms of our LP Agreement. We expect that distributions made during the liquidation period will vary, depending on the timing of the sale of our assets and our receipt of rental and other income from our investments. We paid distributions to our limited partners and our General Partner during the 2010 Quarter of $499,755 and $5,048, respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At March 31, 2010, we had non-recourse debt obligations outstanding. The lender has a security interest in the equipment related to each non-recourse debt instrument and an assignment of the rental payments under the lease associated with the equipment. In such cases, the lender is being paid directly by the lessee. If the lessee defaults on the lease, the equipment would be returned to the lender in extinguishment of the non-recourse debt. At March 31, 2010, our outstanding non-recourse debt obligations were $37,262,467. We are a party to the Facility.  We had no outstanding borrowings under the Facility at March 31, 2010.

Off-Balance Sheet Transactions

None.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to the disclosures related to this item since the filing of our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 4T.  Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended March 31, 2010, as well as the financial statements for our General Partner, our General Partner carried out an evaluation, under the supervision and with the participation of the management of our General Partner, including its Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our General Partner’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that our General Partner’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of conducting our business, we may be subject to certain claims, suits and complaints filed against us.  In our General Partner’s opinion, the outcome of such matters, if any, will not have a material impact on our consolidated financial position, cash flows or results of operations. We are not aware of any material legal proceedings that are currently pending against us or against any of our assets.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell or redeem any units of limited partnership interests during the three months ended March 31, 2010.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. (Removed and Reserved)

Item 5. Other Information

Not applicable.

Item 6. Exhibits

3.1
Amended and Restated Agreement of Limited Partnership of Registrant (Incorporated by reference to Exhibit 4.1 to Registrant’s Post-Effective Amendment No. 6 to Form S-1 Registration Statement No. 333-54011 filed with the SEC on May 19, 2000).

4.1
Certificate of Limited Partnership of Registrant (Incorporated by reference to Exhibit 4.3 to Registrant’s Post-Effective Amendment No. 6 to Form S-1 Registration Statement No. 333-54011 filed with the SEC on May 19, 2000).

10.1
Commercial Loan Agreement, dated as of August 31, 2005, by and among California Bank & Trust and ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC and ICON Leasing Fund Eleven, LLC (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated August 31, 2005).

10.2
Loan Modification Agreement, dated as of December 26, 2006, between California Bank & Trust and ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC and ICON Leasing Fund Eleven, LLC (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated December 26, 2006).

10.3
Loan Modification Agreement, dated as of June 20, 2007, between California Bank & Trust, ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC, ICON Leasing Fund Eleven, LLC and ICON Leasing Fund Twelve, LLC (Incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009, filed November 5, 2009).

10.4
Third Loan Modification Agreement, dated as of May 1, 2008, between California Bank & Trust, ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC, ICON Leasing Fund Eleven, LLC and ICON Leasing Fund Twelve, LLC (Incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed May 15, 2008).

10.5
Fourth Loan Modification Agreement, dated as of August 12, 2009, between California Bank & Trust, ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC, ICON Income Fund Ten, LLC, ICON Leasing Fund Eleven, LLC, ICON Leasing Fund Twelve, LLC and ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated August 12, 2009).

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

May 12, 2010

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

May 12, 2010

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

May 12, 2010

By: /s/ Anthony J. Branca
Anthony J. Branca
Chief Financial Officer (Principal Accounting and Financial Officer)

18