Form 10-Q
period 2010-09-30
ICON INCOME FUND EIGHT B LP
filed 2010-11-10
CIK 1121716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	September 30, 2010

or
[  ]         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission_File_Number_	333-37504

ICON Income Fund Eight B L.P.
(Exact name of registrant as specified in its charter)

Delaware	13-4101114
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Fifth Avenue, 4th Floor, New York, New York	10011
(Address of principal executive offices)	(Zip code)

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
[  ] Yes [x] No

Number of outstanding units of limited partnership interests of the registrant on November 5, 2010 is 740,380.

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Consolidated Balance Sheets

Assets
	September 30,
	2010	December 31,
	(unaudited)	2009
Current assets:
Cash and cash equivalents	$213,021	$149,843
Current portion of net investment in finance lease	1,222,709	2,290,231
Other current assets	42,895	36,540

Total current assets	1,478,625	2,476,614

Non-current assets:
Net investment in finance lease, less current portion	-	621,280
Leased equipment at cost (less accumulated depreciation
of $36,553,378 and $33,739,596, respectively)	38,863,342	41,677,124
Investment in joint venture	1,232,643	1,200,986
Other non-current assets, net	1,233,430	1,256,267

Total non-current assets	41,329,415	44,755,657

Total Assets	$42,808,040	$47,232,271

Liabilities and Partners’ Equity

Current liabilities:
Current portion of non-recourse long-term debt	$3,852,906	$3,826,797
Deferred revenue	436,363	613,636
Due to affiliates	143,070	143,070
Accrued expenses and other current liabilities	248,547	207,164

Total current liabilities	4,680,886	4,790,667

Non-current liabilities:
Non-recourse long-term debt, less current portion	31,579,716	34,490,236

Total Liabilities	36,260,602	39,280,903

Commitments and contingencies (Note 10)

Partners’ Equity:
Limited Partners	7,131,023	8,520,914
General Partner	(583,585)	(569,546)

Total Partners’ Equity	6,547,438	7,951,368

Total Liabilities and Partners’ Equity	$42,808,040	$47,232,271

See accompanying notes to consolidated financial statements.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue:
Rental income	$1,594,091	$1,594,091	$4,782,273	$4,782,273
Finance income	49,143	124,650	206,379	425,213
Income (loss) from investment in joint venture	10,002	(13,726)	31,657	(54,405)

Total revenue	1,653,236	1,705,015	5,020,309	5,153,081

Expenses:
Depreciation and amortization	940,948	961,248	2,824,561	2,886,499
Interest	577,673	635,479	1,723,471	1,937,533
General and administrative	66,936	68,040	334,996	356,686

Total expenses	1,585,557	1,664,767	4,883,028	5,180,718

Net income (loss)	$67,679	$40,248	$137,281	$(27,637)

Net income (loss) allocable to:
Limited Partners	$67,002	$39,845	$135,908	$(27,361)
General Partner	677	403	1,373	(276)

	$67,679	$40,248	$137,281	$(27,637)

Weighted average number of units of limited
partnership interests outstanding	740,380	740,380	740,380	740,380

Net income (loss) per weighted average
unit of limited partnership interests outstanding	$0.09	$0.05	$0.18	$(0.04)

See accompanying notes to consolidated financial statements.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Changes in Partners’ Equity

	Units of Limited			Total
	Partnership	Limited	General	Partners'
	Interests	Partners	Partner	Equity
Balance, December 31, 2009	740,380	$8,520,914	$(569,546)	$7,951,368

Cash distributions	-	(499,755)	(5,048)	(504,803)
Net loss	-	(33,385)	(337)	(33,722)

Balance, March 31, 2010 (unaudited)	740,380	7,987,774	(574,931)	7,412,843

Cash distributions	-	(500,375)	(5,054)	(505,429)
Net income	-	102,291	1,033	103,324

Balance, June 30, 2010 (unaudited)	740,380	7,589,690	(578,952)	7,010,738

Cash distributions	-	(525,669)	(5,310)	(530,979)
Net income	-	67,002	677	67,679

Balance, September 30, 2010 (unaudited)	740,380	$7,131,023	$(583,585)	$6,547,438

See accompanying notes to consolidated financial statements.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$137,281	$(27,637)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Rental income paid directly to lenders by lessees	(4,605,000)	(4,905,000)
Finance income	(206,379)	(425,213)
(Income) loss from investment in joint venture	(31,657)	54,405
Depreciation and amortization	2,824,561	2,886,499
Interest expense on non-recourse financing paid directly to lenders by lessees	1,697,933	1,885,198
Interest expense from amortization of debt financing costs	25,538	25,392
Changes in operating assets and liabilities:
Collection of finance leases	1,884,402	1,884,403
Other assets, net	(9,056)	28,915
Deferred revenue	(177,273)	122,727
Accrued expenses and other current liabilities	64,039	(120,473)

Net cash provided by operating activities	1,604,389	1,409,216

Cash flows from financing activities:
Repayment of revolving line of credit	-	(820,000)
Cash distributions to partners	(1,541,211)	(706,725)

Net cash used in financing activities	(1,541,211)	(1,526,725)

Net increase (decrease) in cash and cash equivalents	63,178	(117,509)
Cash and cash equivalents, beginning of period	149,843	167,128

Cash and cash equivalents, end of period	$213,021	$49,619

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$26,943

Supplemental disclosure of non-cash operating activities:
Principal and interest paid on non-recourse long-term debt directly to
lenders by lessees	$4,605,000	$4,905,000

See accompanying notes to consolidated financial statements.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2010
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
September 30, 2010
(unaudited)

(2)	Basis of Presentation and Consolidation - continued

Recently Adopted Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued an update to Accounting Standard Codification 810 – Consolidation (“ASC 810”). The update amends the consolidation guidance applicable to variable interest entities (“VIEs”) and changes how a reporting entity evaluates whether an entity is considered the primary beneficiary of a VIE and is therefore required to consolidate such VIE. ASC 810 also requires assessments at each reporting period of which party within the VIE is considered the primary beneficiary and requires a number of new disclosures related to VIEs. The adoption of this guidance did not have a material effect on the Partnership’s consolidated financial statements as of September 30, 2010.

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

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2010
(unaudited)

(3)	Net Investment in Finance Lease

Net investment in finance lease consisted of the following:

	September 30,	December 31,
	2010	2009

Minimum rents receivable	$1,256,270	$3,140,672
Estimated residual value	1	1
Initial direct costs, net	2,243	13,022
Unearned income	(35,805)	(242,184)

Net investment in finance lease	1,222,709	2,911,511

Less: Current portion of net
investment in finance lease	1,222,709	2,290,231

Net investment in finance lease,
less current portion	$-	$621,280

(4)	Leased Equipment at Cost

Leased equipment at cost consisted of the following:

	September 30,	December 31,
	2010	2009
Aircraft and aircraft related equipment	$75,416,720	$75,416,720
Less: Accumulated depreciation	36,553,378	33,739,596

	$38,863,342	$41,677,124

Depreciation expense was $937,928 and $954,545 for the three months ended September 30, 2010 and 2009, respectively.  Depreciation expense was $2,813,782 and $2,863,636 for the nine months ended September 30, 2010 and 2009, respectively.

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

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2010
(unaudited)

(5)	Investment in Joint Venture - continued

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

The results of operations of ICON 126 are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue	$1,592,143	$1,592,143	$4,776,428	$4,776,433
Net income (loss)	$20,005	$(27,452)	$63,314	$(108,810)
Partnership's share of net income (loss)	$10,002	$(13,726)	$31,657	$(54,405)

(6) Non-Recourse Long-Term Debt

The aggregate maturities of non-recourse long-term debt were as follows at September 30, 2010:

For the period October 1 to December 31, 2010	$942,386
For the year ending December 31, 2011	34,490,236
$35,432,622

(7)	Revolving Line of Credit, Recourse

The Partnership and certain other entities managed by the General Partner, Fund Nine, ICON Income Fund Ten, LLC, ICON Leasing Fund Eleven, LLC, ICON Leasing Fund Twelve, LLC and ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. (collectively, the “Borrowers”), are parties to a Commercial Loan Agreement, as amended (the “Loan Agreement”), with California Bank & Trust (“CB&T”). The Loan Agreement provides for a revolving line of credit of up to $30,000,000 pursuant to a senior secured revolving loan facility (the “Facility”), which is secured by all assets of the Borrowers not subject to a first priority lien, as defined in the Loan Agreement. Each of the Borrowers is jointly and severally liable for all amounts borrowed under the Facility. At September 30, 2010, no amounts were accrued related to the Partnership’s joint and several obligations under the Facility. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain lease agreements and loans in which the Borrowers have a beneficial interest.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2010
(unaudited)

(7)	Revolving Line of Credit, Recourse - continued

The Facility expires on June 30, 2011 and the Borrowers may request a one year extension to the revolving line of credit within 390 days of the then-current expiration date, but CB&T has no obligation to extend. The interest rate for general advances under the Facility is CB&T’s prime rate and the interest rate on up to five separate non-prime rate advances that are permitted to be made under the Facility is the rate at which U.S. dollar deposits can be acquired by CB&T in the London Interbank Eurocurrency Market plus 2.5% per year, provided that neither interest rate is permitted to be less than 4.0% per year. The interest rate at September 30, 2010 was 4.0%. In addition, the Borrowers are obligated to pay a quarterly commitment fee of 0.50% on unused commitments under the Facility. The General Partner is currently evaluating its options with respect to the renewal of the Facility.

None of the Borrowers had any outstanding borrowings under the Facility at September 30, 2010.

Pursuant to the Loan Agreement, the Borrowers are required to comply with certain covenants.  At September 30, 2010, the Borrowers were in compliance with all covenants.

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

	September 30, 2010
	Carrying Amount	Fair Value
Fixed rate non-recourse long-term debt	$35,432,622	$36,319,973

(9)	Transactions with Related Parties

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
September 30, 2010
(unaudited)

(9)	Transactions with Related Parties - continued

The General Partner performs certain services relating to the management of the Partnership’s equipment leasing and financing activities.  Such services include, but are not limited to, the collection of lease payments from the lessees of the equipment, re-leasing services in connection with equipment that is off-lease, inspections of the equipment, liaising with and general supervision of lessees to ensure that the equipment is being properly operated and maintained, monitoring performance by the lessees of their obligations under the leases and the payment of operating expenses.

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

On February 23, 2005, ICON Cash Flow Partners L.P. Seven (“L.P. Seven”) assigned to the Partnership 2.69% of its rights to the profits, losses, and cash flows from its limited partnership interest in an entity that owned a 100% interest in a mobile offshore drilling rig that was subject to lease with Rowan Companies, Inc. L.P. Seven assigned the rights to the Partnership as repayment of its approximately $673,000 outstanding debt obligation to the Partnership pursuant to a contribution agreement that the Partnership had with Comerica Bank. This assignment increased the Partnership’s rights to the profits, losses, and cash flows from L.P. Seven’s limited partnership interest from 3.24%, which was assigned to the Partnership in November 2004, to 5.93%. The repayment amount represented the General Partner’s estimated fair value of L.P. Seven's interest in the mobile offshore drilling rig at February 23, 2005. No cash distributions were received from these rights during the nine months ended September 30, 2010.

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

Recent Significant Transactions

None.

Recently Adopted Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have a significant impact on our consolidated financial statements as of September 30, 2010.   See Note 2 to our consolidated financial statements for a discussion of accounting pronouncements that we have recently adopted.

Results of Operations for the Three Months Ended September 30, 2010 (the “2010 Quarter”) and 2009 (the “2009 Quarter”)

Revenue for the 2010 Quarter and the 2009 Quarter is summarized as follows:

	Three Months Ended September 30,
	2010	2009	Change

Rental income	$1,594,091	$1,594,091	$-
Finance income	49,143	124,650	(75,507)
Income (loss) from investment in joint venture	10,002	(13,726)	23,728

Total revenue	$1,653,236	$1,705,015	$(51,779)

Total revenue for the 2010 Quarter decreased $51,779, or 3.0%, as compared to the 2009 Quarter.  The decrease in total revenue was primarily due to a decrease in finance income, which will continue as the lease with Global Crossing Telecommunications, Inc. (“Global Crossing”) matures.  This decrease was partially offset by an increase in the income from an investment in joint venture from our 50% ownership interest in ICON 126.

Expenses for the 2010 Quarter and the 2009 Quarter are summarized as follows:

	Three Months Ended September 30,
	2010	2009	Change

Depreciation and amortization	$940,948	$961,248	$(20,300)
Interest	577,673	635,479	(57,806)
General and administrative	66,936	68,040	(1,104)

Total expenses	$1,585,557	$1,664,767	$(79,210)

Total expenses for the 2010 Quarter decreased $79,210, or 4.8%, as compared to the 2009 Quarter.  The decrease in total expenses was primarily attributable to a decrease in interest expense due to a reduction in our outstanding debt balance during the 2010 Quarter.

Net Income

As a result of the foregoing factors, the net income for the 2010 Quarter and 2009 Quarter was $67,679 and $40,248, respectively.  Net income per weighted average unit of limited partnership interests outstanding for the 2010 Quarter and the 2009 Quarter was $0.09 and $0.05, respectively.

Results of Operations for the Nine Months Ended September 30, 2010 (the “2010 Period”) and 2009 (the “2009 Period”)

Revenue for the 2010 Period and the 2009 Period is summarized as follows:

	Nine Months Ended September 30,
	2010	2009	Change

Rental income	$4,782,273	$4,782,273	$-
Finance income	206,379	425,213	(218,834)
Income (loss) from investment in joint venture	31,657	(54,405)	86,062

Total revenue	$5,020,309	$5,153,081	$(132,772)

Total revenue for the 2010 Period decreased $132,772, or 2.6%, as compared to the 2009 Period.  The decrease in total revenue was primarily due to a decrease in finance income, which will continue as the lease with Global Crossing matures.  This decrease was partially offset by an increase in the income from an investment in joint venture from our 50% ownership interest in ICON 126.

Expenses for the 2010 Period and the 2009 Period are summarized as follows:

	Nine Months Ended September 30,
	2010	2009	Change

Depreciation and amortization	$2,824,561	$2,886,499	$(61,938)
Interest	1,723,471	1,937,533	(214,062)
General and administrative	334,996	356,686	(21,690)

Total expenses	$4,883,028	$5,180,718	$(297,690)

Total expenses for the 2010 Period decreased $297,690, or 5.7%, as compared to the 2009 Period.  The decrease in total expenses was primarily attributable to a decrease in interest expense due to a reduction in our outstanding debt balance and a decrease in depreciation and amortization expense due to a reduction in depreciation expense relating to Aircraft 123 during the 2010 Period.

Net Income (Loss)

As a result of the foregoing factors, the net income for the 2010 Period and the net loss for the 2009 Period were $137,281 and $(27,637), respectively.  Net income (loss) per weighted average unit of limited partnership interests outstanding for the 2010 Period and the 2009 Period was $0.18 and $(0.04), respectively.

Financial Condition

This section discusses the major balance sheet variances at September 30, 2010 compared to December 31, 2009.

Total Assets

Total assets decreased $4,424,231, from $47,232,271 at December 31, 2009 to $42,808,040 at September 30, 2010. The decrease was primarily due to the depreciation of our leased equipment in the amount of $2,813,782 and the decrease in our net investment in finance lease in the amount of $1,688,802 as a result of the collection of rents receivable from our finance lease with Global Crossing in the amount of $1,884,402.

Current Assets

Current assets decreased $997,989, from $2,476,614 at December 31, 2009 to $1,478,625 at September 30, 2010.  The decrease was primarily due to a decrease in the current portion of our finance lease with Global Crossing.

Total Liabilities

Total liabilities decreased $3,020,301, from $39,280,903 at December 31, 2009 to $36,260,602 at September 30, 2010.  The decrease was primarily due to the repayment of a portion of the outstanding balance on the non-recourse debt obligation related to ICON 123.

Current Liabilities

Current liabilities decreased $109,781, from $4,790,667 at December 31, 2009 to $4,680,886 at September 30, 2010.  The decrease was primarily due to a decrease in deferred revenue, partially offset by an increase in accrued expenses and other current liabilities.

Partners’ Equity

Total partners’ equity decreased $1,403,930, from $7,951,368 at December 31, 2009 to $6,547,438 at September 30, 2010. During our liquidation period, partners' equity is expected to decrease because we distribute substantially all of the distributable cash from operations and equipment sales to our partners.

Liquidity and Capital Resources

At September 30, 2010 and December 31, 2009, we had cash and cash equivalents of $213,021 and $149,843, respectively. During our liquidation period, our main source of cash has been from operating activities. Our main use of cash during the liquidation period has been in financing activities, in the form of debt repayments and cash distributions to our partners.

Operating Activities

Sources of cash from operating activities increased $195,173, from $1,409,216 in the 2009 Period to $1,604,389 in the 2010 Period.  The increase was primarily due to the increase in net income during the 2010 Period.

Financing Activities

Uses of cash in financing activities increased $14,486, from $1,526,725 in the 2009 Period to $1,541,211 in the 2010 Period. The increase was primarily due to an increase in the amount of distributions paid to our partners and no repayments under the Facility during the 2010 Period, as we did not have any obligations under the Facility during the 2010 Period.

Financings and Borrowings

Non-Recourse Debt

At September 30, 2010, we had a non-recourse debt obligation that was being paid directly to the lender by the lessee and was accruing interest at 6.1095% per year. The outstanding balance of our non-recourse debt was $35,432,622 and $38,317,033 at September 30, 2010 and December 31, 2009, respectively. Rental payments from our existing leases have funded, and we anticipate will continue to fund, these obligations.

Our General Partner believes that the cash we currently have available, the cash being generated from our remaining leases, and the proceeds we expect to receive from equipment and asset sales will be sufficient to continue our operations into the foreseeable future.  However, our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect us and our lessees’ businesses that are beyond our control.  At September 30, 2010, we had current assets of $1,478,625 and current liabilities of $4,680,886, which results in a $3,202,261 working capital deficit. Of the $4,680,886 of current liabilities, $3,852,906 consisted of direct payments to a lender to be made by our lessee. These direct payments are for a debt that had no corresponding current asset due to the classification of these transactions as operating leases. Therefore, when considering our overall working capital, direct payments should be excluded. The exclusion of these payments yields a positive working capital of $650,645 at September 30, 2010.

Distributions

We, at our General Partner’s discretion, paid monthly distributions to each of our partners beginning the first month after each such partner was admitted through the end of our reinvestment period, which was on June 16, 2007. During the liquidation period, we plan to make distributions in accordance with the terms of our LP Agreement. We expect that distributions made during the liquidation period will vary, depending on the timing of the sale of our assets and our receipt of rental and other income from our investments. We paid distributions of $1,525,799 and $15,412 to our limited partners and our General Partner, respectively, during the 2010 Period.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At September 30, 2010, we had non-recourse debt obligations outstanding. The lender has a security interest in the equipment collateralizing each non-recourse debt instrument and an assignment of the rental payments under the lease associated with the equipment. In such cases, the lender is being paid directly by the lessee. If the lessee defaults on the lease, the equipment would be returned to the lender in extinguishment of the non-recourse debt. At September 30, 2010, our outstanding non-recourse debt obligations were $35,432,622. We are a party to the Facility.  We had no outstanding borrowings under the Facility at September 30, 2010.

Off-Balance Sheet Transactions

None.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to the disclosures related to this item since the filing of our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended September 30, 2010, as well as the financial statements for our General Partner, our General Partner carried out an evaluation, under the supervision and with the participation of the management of our General Partner, including its Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our General Partner’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that our General Partner’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell or redeem any units of limited partnership interests during the three months ended September 30, 2010.

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

November 9, 2010

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

November 9, 2010

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

November 9, 2010

By: /s/ Anthony J. Branca
Anthony J. Branca
Chief Financial Officer (Principal Accounting and Financial Officer)

19