Form 10-K
period 2010-12-31
ICON INCOME FUND EIGHT B LP
filed 2011-03-28
CIK 1121716

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Number of outstanding units of limited partnership interests of the registrant on March 21, 2011 is 740,380.

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

We are currently in our liquidation period. Our maximum offering was $75,000,000 and we commenced business operations on our initial closing date, June 14, 2000, when we issued 15,816 units of limited partnership interests (“Units”), representing $1,581,551 of capital contributions.  Between June 15, 2000 and October 17, 2001, the date of our final closing, 734,184 additional Units were sold representing $73,418,449 of capital contributions, bringing the total sale of Units to 750,000, representing $75,000,000 of capital contributions. Through December 31, 2010, we redeemed 9,620 Units, bringing the total number of outstanding Units to 740,380.

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

(3) Liquidation Period: We began our liquidation period on June 17, 2007. Since the beginning of the liquidation period, we have sold and will continue to sell our assets in the ordinary course of business. Our goal was to complete the liquidation period within three years from the end of the reinvestment period, but the liquidation period has been extended to facilitate the achievement of our investment objectives.

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

At December 31, 2010 and 2009, we had total assets of $41,236,727 and $47,232,271, respectively.  For the year ended December 31, 2010, two lessees accounted for 100% of our total rental and finance income of $6,611,304.  Net income for the year ended December 31, 2010 was $190,376.  For the year ended December 31, 2009, two lessees accounted for 100% of our total rental and finance income of $6,908,328.  Net income for the year ended December 31, 2009 was $14,579.  For the year ended December 31, 2008, two lessees accounted for approximately 100% of our total rental and finance income of $7,166,618. Net loss for the year ended December 31, 2008 was $6,453,564.

At December 31, 2010, our portfolio, which we hold either directly or through joint ventures, consisted primarily of the following investments:

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

For a discussion of the significant transactions that we engaged in during the years ended December 31, 2010, 2009 and 2008, please refer to “Item 7. General Partner’s Discussion and Analysis of Financial Condition and Results of Operations.”

Segment Information

We are engaged in one business segment, the business of purchasing equipment and leasing it to third parties, providing equipment financing and, to a lesser degree, acquiring ownership rights to items of leased equipment at lease expiration.

Competition

The commercial leasing and financing industry is highly competitive and is characterized by competitive factors that vary based upon product and geographic region. When we made our investments, we competed, and as we seek to liquidate our portfolio, we compete with a variety of competitors, including other equipment leasing and finance funds, hedge funds, private equity funds, captive and independent finance companies, commercial and industrial banks, manufacturers and vendors. Competition from both traditional competitors and new market entrants has intensified in recent years due to growing marketplace liquidity and increasing recognition of the attractiveness of the commercial leasing and finance industry.  Our competitors may have been and/or may be in a position to offer equipment to prospective customers on financial terms that were or are more favorable than those that we could offer or that we can offer in liquidating our portfolio, which may have affected our ability to make investments and may affect our ability to liquidate our portfolio, in each case, in a manner that would enable us to achieve our investment objectives.  For additional information about our competition and other risks related to our operations, please see “Item 1A. Risk Factors.”

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

Financial Information Regarding Geographic Areas

We have long-lived assets, which include finance leases and operating leases, and investments in joint ventures, in geographic areas outside of the United States. For additional information, see Note 13 to our consolidated financial statements.

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

The Internal Revenue Service (the “IRS”) may have deemed the majority of your distributions to be a return of capital for tax purposes during our early years. Distributions would be deemed to be a return of capital for tax purposes to the extent that we are distributing cash in an amount greater than our taxable income. The fact that the IRS deems distributions to be a return of capital in part and we report an adjusted tax basis to you on Form K-1 is not an indication that we are performing greater than or less than expectations and cannot be utilized to forecast what your final return might be.

Your ability to resell your Units is limited by the absence of a public trading market and, therefore, you should be prepared to hold your Units for the life of the Partnership.

A public market does not exist for our Units and we do not anticipate that a public market will develop for our Units. Our Units are not currently and will not be listed on any national securities exchange at any time, and we will take steps to ensure that no public trading market develops for our Units. In addition, our LP Agreement imposes significant restrictions on your right to transfer your Units.  We have established these restrictions to comply with federal and State securities laws and so that we will not be considered to be a publicly traded partnership that is taxed as a corporation for federal income tax purposes. Your ability to sell or otherwise transfer your Units is extremely limited and will depend on your ability to identify a buyer. Thus, you will probably not be able to sell or otherwise liquidate your Units in the event of an emergency and if you were able to arrange a sale, the price you receive would likely be at a substantial discount to the price you paid for your Units.  As a result, you must view your investment in our Units as a long-term, illiquid investment.

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

The statements of estimated value are based on the estimated value of each Unit (i) as of the close of our fiscal year, for the annual statements included in this and future Annual Reports on Form 10-K and (ii) as of September 30 of each fiscal year, for annual statements sent to fiduciaries of plans subject to ERISA and certain other parties. Management, in part, will rely upon third-party sources and advice in arriving at this estimated value. No independent appraisals on the particular value of our Units will be obtained and the value will be based upon an estimated fair market value as of the referenced date for such value. Because this is only an estimate, we may subsequently revise any valuation that is provided. We cannot ensure that:

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

The decisions of our General Partner may be subject to various conflicts of interest arising out of its relationship to us and our affiliates. Our General Partner could be confronted with decisions in which it will, directly or indirectly, have an economic incentive to place its respective interests or the interests of our affiliates above ours. As of December 31, 2010, our General Partner is managing seven other public equipment leasing and finance funds. See “Item 13. Certain Relationships and Related Transactions, and Director Independence.”  These conflicts may include, but are not limited to:

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

Our internal controls over financial reporting may not be effective, which could have a significant and adverse effect on our business.

Our General Partner is required to evaluate our internal controls over financial reporting in order to allow management to report on our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, as amended, and the rules and regulations of the SEC thereunder, which we refer to as “Section 404.” During the course of testing, our General Partner may identify deficiencies that it may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. We cannot be certain as to the timing of completion of our evaluation, testing and any remediation actions or the impact of the same on our operations. If we are not able to complete our annual evaluations required by Section 404 in a timely manner or with adequate compliance, we may be subject to sanctions or investigation by regulatory authorities, such as the SEC. As a result, we may be required to incur costs in improving our internal control system and the hiring of additional personnel. Any such action could negatively affect our results of operations and the achievement of our investment objectives.

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

Although we acquired some of our investments for cash, we borrowed a substantial portion of the purchase price of certain of our investments. While we believe the use of leverage resulted in our ability to make more investments with less risk than if leverage was not utilized, there can be no assurance that the benefits of greater size and diversification of our portfolio will offset the heightened risk of loss in an individual investment using leverage.  With respect to non-recourse borrowings, if we are unable to pay our debt service obligations because a lessee, borrower or other counterparty defaults, a lender could foreclose on the investment securing the non-recourse indebtedness. This could cause us to lose all or part of our investment or could force us to meet debt service payment obligations so as to protect our investment subject to such indebtedness and prevent it from being subject to repossession.  Additionally, while the majority of our borrowings were non-recourse, we are jointly and severally liable for recourse indebtedness incurred under a senior secured revolving line of credit facility (the “Facility”) with California Bank & Trust (“CB&T”) that is secured by certain of our assets that are not otherwise pledged to other lenders. CB&T has a security interest in such assets and the right to sell those assets to pay off the indebtedness if we default on our payment obligations.  This recourse indebtedness may increase our risk of loss because we must meet the debt service payment obligations regardless of the revenue we receive from the investment that is subject to such secured indebtedness.

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

The commercial leasing and financing industry is highly competitive and is characterized by competitive factors that vary based upon product and geographic region. Our competitors are varied and include other equipment leasing and finance funds, hedge funds, private equity funds, captive and independent finance companies, commercial and industrial banks, manufacturers and vendors. Competition from both traditional competitors and new market entrants has intensified in recent years due to growing marketplace liquidity and increasing recognition of the attractiveness of the commercial leasing and finance industry.

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

Item 4. (Removed and Reserved)

PART II

Item 5. Market for Registrant's Securities, Related Security Holder Matters and Issuer Purchases of Equity Securities

Our Units are not publicly traded and there is no established public trading market for our Units. It is unlikely that any such market will develop.

Number of Partners
Title of Class	as of March 21, 2011
General Partner	1
Limited partners	2,881

We, at our General Partner’s discretion, paid monthly distributions to each of our partners beginning the first month after each such partner was admitted to the Partnership through the end of our reinvestment period, which occurred on June 16, 2007. We paid distributions to our limited partners totaling $2,100,827, $799,612, and $1,827,002 for the years ended December 31, 2010, 2009 and 2008, respectively. Additionally, our General Partner was paid distributions of $21,220, $8,077 and $18,455 for the years ended December 31, 2010, 2009 and 2008, respectively. The terms of our loan agreement with CB&T, as amended, could restrict us from paying cash distributions to our partners if such payment would cause us to not be in compliance with our financial covenants. See “Item 7. General Partner’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

In order for Financial Industry Regulatory Authority, Inc. (“FINRA”) members and their associated persons to have participated in the offering and sale of Units pursuant to the offering or to participate in any future offering of our Units, we are required pursuant to FINRA Rule 2310(b)(5) to disclose in each annual report distributed to our limited partners a per Unit estimated value of our Units, the method by which we developed the estimated value, and the date used to develop the estimated value. In addition, our General Partner prepares statements of our estimated Unit values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our Units.  For these purposes, the estimated value of our Units is deemed to be $9.17 per Unit as of December 31, 2010.  This estimated value is provided to assist plan fiduciaries in fulfilling their annual valuation and reporting responsibilities and should not be used for any other purpose.  Because this is only an estimate, we may subsequently revise this valuation.

The estimated value of our Units is based on the estimated amount that a holder of a Unit would receive if all of our assets were sold in an orderly liquidation as of the close of our fiscal year and all proceeds from such sales, without reduction for transaction costs and expenses, together with any cash held by us, were distributed to the partners upon liquidation.  To estimate the amount that our partners would receive upon such liquidation, we calculated the sum of:  (i) the unpaid finance lease payments on our existing finance leases, discounted at the implicit yield for each such transaction; (ii) the fair market value of our operating leases, equipment held for sale or lease, and other assets, as determined by the most recent third-party appraisals we have obtained for certain assets or our General Partner’s  estimated values of certain other assets, as applicable; and (iii) our cash on hand.  From this amount, we then subtracted our total debt outstanding and then divided that sum by the total number of Units outstanding.

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

As noted above, the foregoing valuation was performed solely for the ERISA and FINRA purposes described above and was based solely on our General Partner’s perception of market conditions and the types and amounts of our assets as of the reference date for such valuation and should not be viewed as an accurate reflection of the value of our Units or our assets. Except for independent third-party appraisals of certain assets, no independent valuation was sought. In addition, as stated above, as there is no significant public trading market for our Units at this time and none is expected to develop, there can be no assurance that limited partners could receive $9.17 per Unit if such a market did exist and they sold their Units or that they will be able to receive such amount for their Units in the future. Furthermore, there can be no assurance:

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

The redemption price we offer in our repurchase plan utilizes a different methodology than that which we use to determine the current value of our Units for the ERISA and FINRA purposes described above and, therefore, the $9.17 per Unit does not reflect the amount that a limited partner would currently receive under our repurchase plan.  In addition, there can be no assurance that you will be able to redeem your Units under our repurchase plan.

Item 6. Selected Financial Data

The selected financial data should be read in conjunction with the consolidated financial statements and related notes included in “Item 8. Consolidated Financial Statements and Supplementary Data” contained elsewhere in this Annual Report on Form 10-K.
	Years Ended December 31,
	2010	2009	2008	2007	2006
Total revenue (a)	$6,669,472	$6,841,922	$4,998,410	$9,606,325	$16,252,505
Net income (loss) (b)	$190,376	$14,579	$(6,453,564)	$1,146,979	$(614,426)
Net income (loss) allocable to limited partners	$188,472	$14,433	$(6,389,028)	$1,135,509	$(608,282)
Net income (loss) allocable to the General Partner	$1,904	$146	$(64,536)	$11,470	$(6,144)

Weighted average number of units of
limited partnership interests outstanding	740,380	740,380	740,411	740,985	741,752
Net income (loss) per weighted average
unit of limited partnership interests outstanding	$0.25	$0.02	$(8.63)	$1.53	$(0.82)
Distributions to limited partners	$2,100,827	$799,612	$1,827,002	$4,308,340	$5,934,486
Distributions per weighted average unit of
limited partnership interests outstanding	$2.84	$1.08	$2.47	$5.81	$8.00
Distributions to the General Partner	$21,220	$8,077	$18,455	$43,519	$59,944

	December 31,
	2010	2009	2008	2007	2006
Total assets	$41,236,727	$47,232,271	$53,205,647	$65,113,221	$78,651,672
Recourse and non-recourse long-term debt	$34,490,236	$38,317,033	$43,531,303	$47,397,220	$55,697,875
Equity	$6,019,697	$7,951,368	$8,744,478	$17,046,972	$20,277,150

(a)
In 2010, the decrease in total revenue was primarily attributable to the decrease in finance income, which will continue as the lease with Global Crossing matures. In 2009, the increase in total revenue was primarily attributable to a decrease of $1,950,000 in the loss from our investment in joint venture from our 50% ownership interest in ICON Aircraft 126 LLC ("ICON 126"), which recognized an impairment loss of $3,900,000 in 2008. The decline in revenue between 2007 and 2008 is due to the winding down of our operations and the beginning of our liquidation period as of June 17, 2007. During our liquidation period, we are selling and will continue to sell our assets in the ordinary course of business. As we sell our assets, both rental income and finance income will continue to decrease over time.

(b)
In 2010, the increase in net income was primarily attributable to the decrease in expenses and the increase in income from investment in joint venture. In 2009, the increase in net income was primarily attributable to a decrease of $1,950,000 in the loss from investment in joint venture from our 50% ownership interest in ICON 126, which recognized an impairment loss of $3,900,000, and an impairment loss of approximately $3,900,000 recorded on ICON Aircraft 123 LLC ("ICON 123") during 2008. In 2007, we sold several of our assets, resulting in a decrease of approximately $3,000,000 in depreciation and amortization expense as compared to 2006. In 2006, we recorded an impairment loss of $2,100,000 related to an option to purchase certain aircraft.

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

Current Business Environment and Outlook

Recent trends indicate that domestic and global equipment financing volume is correlated to overall business investments in equipment, which are typically impacted by general economic conditions. As the economy slows or builds momentum, the demand for productive equipment generally slows or builds and equipment financing volume generally decreases or increases, depending on a number of factors.  These factors include the availability of liquidity to provide equipment financing and/or provide it on terms satisfactory to borrowers, lessees, and other counterparties, as well as the desire to upgrade equipment and/or expand operations during times of growth, but also in times of recession in order to, among other things, seize the opportunity to obtain competitive advantage over distressed competitors and/or increase business as the economy recovers.

Industry Trends Prior to the Recent Recession

The U.S. economy experienced a downturn from 2001 through 2003, resulting in a decrease in equipment financing volume during that period. From 2004 through most of 2007, however, the economy in the United States and the global economy in general experienced significant growth, including growth in business investment in equipment and equipment financing volume.  According to information provided by the Equipment Leasing and Finance Foundation, a non-profit foundation dedicated to providing research regarding the equipment leasing and finance industry (“ELFF”), based on information from the United States Department of Commerce Bureau of Economic Analysis and Global Insight, Inc., a global forecasting company, total domestic business investment in equipment and software increased annually from approximately $922 billion in 2002 to approximately $1,205 billion in 2006 and 2007.  Similarly, during the same period, total domestic equipment financing volume increased from approximately $515 billion in 2002 to approximately $684 billion in 2007.

According to the World Leasing Yearbook 2011, which was published by Euromoney Institutional Investor PLC, global equipment leasing volume increased annually from approximately $462 billion in 2002 to approximately $780 billion in 2007. The most significant source of that increase was due to increased volume in Europe, Asia, and Latin America. For example, during the same period, total equipment leasing volume in Europe increased from approximately $162 billion in 2002 to approximately $367 billion in 2007, total equipment leasing volume in Asia increased from approximately $71 billion in 2002 to approximately $119 billion in 2007, and total equipment leasing volume in Latin America increased from approximately $3 billion in 2002 to approximately $41 billion in 2007. It is believed that global business investment in equipment, and global equipment financing volume, including equipment loans and other types of equipment financing, increased as well during the same period.

Current Industry Trends

In general, the U.S. and global credit markets deteriorated significantly after the U.S. economy entered into a recession in December 2007, and global credit markets continue to experience some dislocation and tightening.  Many financial institutions and other financing providers have failed or significantly reduced financing operations, creating both uncertainty and opportunity in the finance industry.

Commercial and Industrial Loan Trends. According to information provided by the U.S. Federal Deposit Insurance Corporation (“FDIC”), the change in the volume of outstanding commercial and industrial loans issued by FDIC-insured institutions started to decline dramatically beginning in the fourth quarter of 2007.  Thereafter, the change in volume turned negative for the first time since 2002 in the fourth quarter of 2008, with reductions of approximately $62 billion between the fourth quarter of 2008 and the first quarter of 2009, approximately $68 billion between the first and second quarters of 2009, and approximately $90 billion between the second and third quarters of 2009. The change in volume continued to be negative through the second quarter of 2010, but the reduction of volume appears to have stabilized. Between the third and fourth quarters of 2009, volume decreased by approximately $55 billion.  The volume of outstanding loans issued by FDIC-insured institutions further decreased by approximately $37 billion between the fourth quarter of 2009 and the first quarter of 2010 and by approximately $12 billion between the first and second quarters of 2010.  Between the second and third quarters of 2010, volume increased by approximately $5 billion, the first increase in eight quarters.

While some of the reduction was due to voluntary and involuntary deleveraging by corporate borrowers, some of the other main factors cited for the decline in outstanding commercial lending and financing volume included the following:

•	lack of liquidity to provide new financing and/or refinancing;

•
heightened credit standards and lending criteria (including ever-increasing spreads, fees, and other costs, as well as lower advance rates and shorter tenors, among other factors) that have hampered some demand for and issuance of new financing and/or refinancing;

•	net charge offs of and write-downs on outstanding financings; and

•
many lenders being sidetracked from providing new lending by industry consolidation, management of existing portfolios and relationships, and amendments (principally covenant relief and “amend and extend”).

In addition, the volume of issuance of high yield bonds and investment grade bonds in the U.S. syndicated loan market rose significantly through the 2010 calendar year, a significant portion of the proceeds of which have been used to pay down and/or refinance existing commercial and industrial loans.  As a result of all of these factors affecting the commercial and industrial finance segment of the finance industry, financial institutions and other financing providers with liquidity to provide financing can do so selectively, at higher spreads and other more favorable terms than have been available in many years.  As noted below, this trend in the wider financing market is also prevalent in the specific market for equipment financing.

Equipment Financing Trends. According to information provided by the Equipment Leasing and Finance Association, an equipment finance trade association and affiliate of ELFF (“ELFA”), total domestic business investment in equipment and software decreased to $1,187 billion in 2008.  Similarly, during the same period, total domestic equipment financing volume decreased to $671 billion in 2008. Global business investment in equipment, and global equipment financing volume, decreased as well during the same period.  According to the World Leasing Yearbook 2011, global equipment leasing volume decreased to approximately $733 billion in 2008 and approximately $557 billion in 2009, with the largest decrease occurring in Europe. For 2009, domestic business investment in equipment and software is forecasted to drop to an estimated $1,011 billion with a corresponding decrease in equipment financing volume to an estimated $518 billion.  Nevertheless, ELFA projects that domestic investment in equipment and software and equipment financing volume will begin to recover in 2010, with domestic business investment in equipment and software projected to increase to an estimated $1,108 billion in 2010 and $1,255 billion in 2011 and corresponding increases in equipment financing volume to an estimated $583 billion in 2010 and $668 billion in 2011.

Prior to the recent recession, a substantial portion of equipment financing was provided by the leasing and lending divisions of commercial and industrial banks, large independent leasing and finance companies, and captive and vendor leasing and finance companies. These institutions (i) generally provided financing to companies seeking to lease small ticket and micro ticket equipment, (ii) used credit scoring methodologies to underwrite a lessee’s creditworthiness, and (iii) relied heavily on the issuance of commercial paper and/or lines of credit from other financial institutions to finance new business. Many of these financial institutions and other financing providers have failed or significantly reduced their financing operations.  By contrast, we (i) focus on financing middle- to large-ticket, business-essential equipment and other capital assets, (ii) generally underwrite and structure such financing in a manner similar to providers of senior indebtedness (i.e., our underwriting includes both creditworthiness and asset due diligence and considerations and our structuring often includes guarantees, equity pledges, warrants, liens on related assets, etc.), and (iii) are not significantly reliant on receiving outside financing to meet our investment objectives. In short, in light of the tightening of the credit markets, our Investment Manager in its role as the sponsor and manager of other equipment financing funds has, since the onset of the recent recession, reviewed and expects to continue to review more potential financing opportunities than it has in its history.

Lease and Other Significant Transactions

We engaged in the following significant transactions during the years ended December 31, 2010, 2009 and 2008:

Aircraft

In light of unprecedented high fuel prices during 2008 and the related impact on the airline industry, our General Partner reviewed our investments in Aircraft 123 and Aircraft 126 as of June 30, 2008. Based on our General Partner’s review, the carrying values of Aircraft 123 and Aircraft 126 exceeded the expected undiscounted future cash flows of Aircraft 123 and Aircraft 126 and, as a result, we recorded an impairment charge representing the difference between the carrying value and the expected discounted future cash flows of Aircraft 123 and Aircraft 126.  Therefore, we recorded an impairment loss on Aircraft 123 of $3,888,367 as of June 30, 2008. In addition, as of June 30, 2008, ICON 126 recorded an impairment loss on Aircraft 126 of approximately $3,900,000, of which our share was approximately $1,950,000.

Recently Adopted Accounting Pronouncements

In 2010, we adopted the accounting pronouncement relating to variable interest entities, which requires assessments at each reporting period of which party within the variable interest entity is considered the primary beneficiary and requires a number of new disclosures related to variable interest entities.  See Note 2 to our consolidated financial statements.

In 2010, we adopted the accounting pronouncement that amends the requirements for disclosures about the fair value of financial instruments, including the fair value of financial instruments for annual, as well as interim, reporting periods. This standard requires additional disclosures related to recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements, and information on purchases, sales, issuances, and settlements in a rollforward reconciliation of Level 3 fair-value measurements.  Except for the Level 3 reconciliation disclosures, which will be effective for fiscal years beginning after December 15, 2010, the guidance became effective for us beginning January 1, 2010. See Note 2 to our consolidated financial statements.

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

Initial Direct Costs

We capitalized initial direct costs associated with the origination and funding of leased assets and other financing transactions. These costs are amortized on a lease by lease basis based on actual lease term using a straight-line method for operating leases and the effective interest rate method for finance leases. Costs related to leases or other financing transactions that were not consummated were expensed as an acquisition expense.

Results of Operations for the Years Ended December 31, 2010 (“2010”) and 2009 (“2009”)

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

Revenue for 2010 and 2009 is summarized as follows:

	Years ended December 31,
	2010	2009	Change
Rental income	$6,376,364	$6,376,364	$-
Finance income	234,940	531,964	(297,024)
Income (loss) from investment in joint venture	58,168	(66,406)	124,574

Total revenue	$6,669,472	$6,841,922	$(172,450)

Total revenue for 2010 decreased $172,450, or 2.5%, as compared to 2009. The decrease in total revenue was primarily attributable to a decrease in finance income, which will continue as the lease with Global Crossing matures. This decrease was partially offset by an increase in income from an investment in joint venture from our 50% ownership in ICON 126.

Expenses for 2010 and 2009 are summarized as follows:

	Years ended December 31,
	2010	2009	Change
Depreciation and amortization	$3,764,341	$3,846,784	$(82,443)
Interest	2,267,958	2,565,646	(297,688)
General and administrative	446,797	414,913	31,884

Total expenses	$6,479,096	$6,827,343	$(348,247)

Total expenses for 2010 decreased $348,247, or 5.1%, as compared to 2009.  The decrease in total expenses was primarily attributable to a decrease in interest expense due to a reduction in our outstanding debt balance and a decrease in depreciation and amortization expense relating to Aircraft 123 during 2010.

Net Income

As a result of the foregoing changes from 2009 to 2010, net income for 2010 was $190,376, as compared to net income for 2009 of $14,579. Net income per weighted average Unit for 2010 and 2009 was $0.25 and $0.02, respectively.

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

Net Income (Loss) Attributable to Fund Eight B

As a result of the foregoing changes from 2008 to 2009, net income attributable to Fund Eight B for 2009 was $14,579, as compared to net loss attributable to Fund Eight B for 2008 of $6,453,564. The net income attributable to Fund Eight B per weighted average Unit for 2009 was $0.02, as compared to net loss attributable to Fund Eight B per weighted average Unit for 2008 of $8.63.

Financial Condition

This section discusses the major balance sheet variances from 2010 compared to 2009.

Total Assets

Total assets decreased $5,995,544 from $47,232,271 at December 31, 2009 to $41,236,727 at December 31, 2010.  The decrease was primarily due to the depreciation of our leased equipment of approximately $3,752,000 and the decrease in our net investment in finance lease of approximately $2,290,000, as a result of the collection of rents receivable from our finance lease with Global Crossing of approximately $2,513,000 during 2010.

Current Assets

Current assets decreased $1,657,887, from $2,476,614 at December 31, 2009 to $818,727 at December 31, 2010. The decrease was primarily due to distributions to our partners.

Total Liabilities

Total liabilities decreased $4,063,873, from $39,280,903 at December 31, 2009 to $35,217,030 at December 31, 2010.  The decrease was primarily due to the repayment of a portion of the outstanding balance on the non-recourse debt obligation related to ICON 123.

Current Liabilities

Current liabilities increased $30,426,363, from $4,790,667 at December 31, 2009 to $35,217,030 at December 31, 2010. The increase is primarily due to the increase in the current portion of non-recourse long-term debt related to ICON 123, which matures on October 1, 2011.

Partners’ Equity

Total equity decreased $1,931,671, from $7,951,368 at December 31, 2009 to $6,019,697 at December 31, 2010.  During our liquidation period, partners’ equity is expected to decrease because we distribute substantially all of the distributable cash from operations and equipment sales to our partners.

Liquidity and Capital Resources

At December 31, 2010 and 2009, we had cash and cash equivalents of $162,747 and $149,843, respectively. During our liquidation period, our main source of cash has been from operating activities. Our main use of cash during the liquidation period has been in financing activities, in the form of debt repayments and cash distributions to our partners.

Our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect us and our lessees’ businesses that are beyond our control.  See “Item 1A.  Risk Factors.”

At December 31, 2010, we have a working capital deficit of $34,398,303 primarily relating to a balloon payment of $31,579,717 due on the non-recourse debt related to the financing of Aircraft 123, which matures on October 1, 2011. We do not currently have the ability to satisfy the non-recourse debt relating to Aircraft 123.  This condition raises substantial doubt under auditing standards about our ability to continue as a going concern. Our options related to this balloon payment include, but are not limited to, entering into a new lease arrangement, which would require a refinancing of the non-recourse debt. There can be no assurance that we will be able to re-lease Aircraft 123 and refinance the debt that is secured by the aircraft. As the debt is non-recourse, if we do not refinance the debt, the lender could foreclose on Aircraft 123 to satisfy the loan.  Our consolidated financial statements, included in “Item 8. Consolidated Financial Statements and Supplementary Data,” do not include any adjustments that might result from the outcome of this uncertainty.

Operating Activities

Sources of cash from operating activities increased $159,547 from $1,975,404 in 2009 to $2,134,951 in 2010. Net cash provided by operating activities during 2010 is consistent with the net cash provided by operating activities during 2009.

 Financing Activities

Uses of cash in financing activities increased $129,358 from $1,992,689 in 2009 to $2,122,047 in 2010.  The increase was primarily due to an increase in the amount of distributions paid to our partners and no prepayments under the senior secured revolving loan facility (the “Facility”) with CB&T during 2010, as we did not have any outstanding obligations under the Facility during 2010.

Financings and Borrowings

Non-Recourse Debt

At December 31, 2010 and 2009, we had a non-recourse debt obligation that was being paid directly to the lender by the lessee and was accruing interest at 6.1095% per year. The outstanding balance of our non-recourse long-term debt was $34,490,236 at December 31, 2010. The debt matures on October 1, 2011 and has a balloon payment of approximately $32,000,000.

 Revolving Line of Credit, Recourse

We and certain other entities managed by our General Partner, Fund Nine, Fund Ten, Fund Eleven, Fund Twelve and Fund Fourteen (collectively, the “Borrowers”), are parties to a Commercial Loan Agreement, as amended (the “Loan Agreement”), with CB&T. The Loan Agreement provides for the Facility, a revolving line of credit of up to $30,000,000 that is secured by all assets of the Borrowers not subject to a first priority lien, as defined in the Loan Agreement. Each of the Borrowers is jointly and severally liable for all amounts borrowed under the Facility. At December 31, 2010, no amounts were accrued related to our joint and several obligations under the Facility. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain lease agreements and loans in which the Borrowers have a beneficial interest.

The Facility expires on June 30, 2011 and the Borrowers may request a one year extension to the revolving line of credit within 390 days of the then-current expiration date, but CB&T has no obligation to extend. The interest rate for general advances under the Facility is CB&T’s prime rate and the interest rate on up to five separate non-prime rate advances that are permitted to be made under the Facility is the rate at which U.S. dollar deposits can be acquired by CB&T in the London Interbank Eurocurrency Market plus 2.5% per year, provided that neither interest rate is permitted to be less than 4.0% per year. The interest rate at December 31, 2010 was 4.0%. In addition, the Borrowers are obligated to pay a quarterly commitment fee of 0.50% on unused commitments under the Facility.

Aggregate borrowings by all Borrowers under the Facility amounted to $1,450,000 at December 31, 2010, all of which was borrowed by Fund Eleven. Subsequent to December 31, 2010, Fund Eleven repaid $1,450,000, which reduced its outstanding loan balance to $0.

Pursuant to the Loan Agreement, the Borrowers are required to comply with certain covenants.  At December 31, 2010, the Borrowers were in compliance with all such covenants.

Distributions

We, at our General Partner’s discretion, paid monthly distributions to each of our partners beginning the first month after each such partner was admitted through the end of our reinvestment period, which was on June 16, 2007. During the liquidation period, we plan to make distributions in accordance with the terms of our LP Agreement. We expect that distributions made during the liquidation period will vary, depending on the timing of the sale of our assets, our receipt of rental income, and income from our investments. We paid distributions of $2,100,827, $799,612 and $1,827,002 to our limited partners for the years ended December 31, 2010, 2009 and 2008, respectively. We paid distributions of $21,220, $8,077 and $18,455 to our General Partner for the years ended December 31, 2010, 2009 and 2008, respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At December 31, 2010, we had a non-recourse debt obligation outstanding. The lender has a security interest in the equipment related to each non-recourse debt instrument and an assignment of the rental payments under the lease associated with the equipment. In such cases, the lender is being paid directly by the lessee. If the lessee defaults on the lease, the equipment would be returned to the lender in extinguishment of the non-recourse debt. At December 31, 2010, our outstanding non-recourse debt obligation was $34,490,236.

We are a party to the Facility, as discussed in “Financings and Borrowings” above. We had no borrowings under the Facility at December 31, 2010.

Principal maturities of our debt and related interest consisted of the following at December 31, 2010:

	Payments Due by Period
		Less Than 1
	Total	Year
Non-recourse debt	$34,490,236	$34,490,236
Non-recourse interest	1,715,980	1,715,980

	$36,206,216	$36,206,216

Under the terms of a maintenance agreement between ICON 123 and ICON 126, ICON 126 paid approximately $143,000 in maintenance costs on behalf of ICON 123. ICON 123 intends to reimburse ICON 126 if and when it receives proceeds from the sale of Aircraft 123.

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

We have rights to a portion of the profits, losses, and cash flows from a limited partnership interest (its “Interest”) in North Sea (Connecticut) Limited Partnership (“North Sea”), an entity that owned a 100% interest in a mobile offshore drilling rig that was subject to lease with Rowan Companies, Inc. (“the Charterer”). In 2005, the Charterer notified the owner trustee of the rig that an “Event of Loss” occurred with respect to the rig as a result of Hurricane Rita.  The charter provides that the Charterer will pay to the lender (and upon satisfaction of all of the debt outstanding, to the owner trustee on behalf of North Sea) an amount equal to the “Stipulated Loss Value” of the rig as determined according to the terms of the charter.  The amount of the “Stipulated Loss Value”, among other things, is the subject of a dispute between the Charterer and North Sea.

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

We currently have one outstanding note payable, which is our non-recourse debt obligation.  Due to the fixed nature of the non-recourse debt, the conditions in the credit markets as of December 31, 2010 have not had any impact on us.  With respect to our revolving line of credit, which is subject to a variable interest rate, we have no outstanding amounts as of December 31, 2010.  Accordingly, the condition of the credit markets will not have any material impact on us.  Furthermore, we are currently in our liquidation period and, therefore, as we do not currently intend to obtain additional external financing or refinance our existing indebtedness, we do not expect any adverse impact on our cash flows should credit conditions in general remain the same or deteriorate further.

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

Item 8. Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners
ICON Income Fund Eight B L.P.

We have audited the accompanying consolidated balance sheets of ICON Income Fund Eight B L.P. (the “Partnership”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in partners’ equity, and cash flows for each of the three years in the period ended December 31, 2010.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures  that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ICON Income Fund Eight B L.P at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As more fully described in Note 1, the Partnership has a working capital deficiency and does not have the ability to fulfill its obligations with respect to its non-recourse debt when it becomes due in October 2011.  These conditions raise substantial doubt about the Partnership’s ability to continue as a going concern. The 2010 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                                                             /s/ Ernst & Young, LLP

March 25, 2011
New York, New York

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Consolidated Balance Sheets

Assets

	December 31,
	2010	2009
Current assets:
Cash and cash equivalents	$162,747	$149,843
Current portion of net investment in finance lease	621,280	2,290,231
Other current assets	34,700	36,540

Total current assets	818,727	2,476,614

Non-current assets:
Net investment in finance lease, less current portion	-	621,280
Leased equipment at cost (less accumulated depreciation
of $37,491,304 and $33,739,596, respectively)	37,925,416	41,677,124
Investment in joint venture	1,259,154	1,200,986
Other non-current assets, net	1,233,430	1,256,267

Total non-current assets	40,418,000	44,755,657

Total Assets	$41,236,727	$47,232,271

Liabilities and Partners' Equity

Current liabilities:
Current portion of non-recourse long-term debt	$34,490,236	$3,826,797
Deferred revenue	327,272	613,636
Due to affiliates	143,070	143,070
Accrued expenses and other current liabilities	256,452	207,164

Total current liabilities	35,217,030	4,790,667

Non-current liabilities:
Non-recourse long-term debt, less current portion	-	34,490,236

Total Liabilities	35,217,030	39,280,903

Commitments and contingencies (Note 12)

Partners' Equity:
Limited Partners	6,608,559	8,520,914
General Partner	(588,862)	(569,546)

Total Partners' Equity	6,019,697	7,951,368

Total Liabilities and Partners' Equity	$41,236,727	$47,232,271

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Operations

	Years Ended December 31,
	2010	2009	2008
Revenue:
Rental income	$6,376,364	$6,376,364	$6,376,364
Finance income	234,940	531,964	790,254
Income (loss) from investment in joint venture	58,168	(66,406)	(2,168,613)
Interest and other income	-	-	405

Total revenue	6,669,472	6,841,922	4,998,410

Expenses:
Depreciation and amortization	3,764,341	3,846,784	3,860,671
Impairment loss	-	-	3,888,367
Interest	2,267,958	2,565,646	2,881,300
General and administrative	446,797	414,913	821,636

Total expenses	6,479,096	6,827,343	11,451,974

Net income (loss)	190,376	14,579	(6,453,564)

Net income (loss) allocable to:
Limited Partners	$188,472	$14,433	$(6,389,028)
General Partner	1,904	146	(64,536)

	$190,376	$14,579	$(6,453,564)

Weighted average number of units of limited
partnership interests outstanding	740,380	740,380	740,411

Net income (loss) per weighted average unit of limited partnership
interests outstanding	$0.25	$0.02	$(8.63)

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Changes in Partners' Equity

	Units of Limited			Total
	Partnership	Limited	General	Partners'
	Interests	Partners	Partner	Equity
Balance, December 31, 2007	740,530	$17,525,596	$(478,624)	$17,046,972

Units of limited partnership interests redeemed	(150)	(3,473)	-	(3,473)
Cash distributions to partners	-	(1,827,002)	(18,455)	(1,845,457)
Net loss	-	(6,389,028)	(64,536)	(6,453,564)

Balance, December 31, 2008	740,380	9,306,093	(561,615)	8,744,478

Cash distributions to partners	-	(799,612)	(8,077)	(807,689)
Net income	-	14,433	146	14,579

Balance, December 31, 2009	740,380	8,520,914	(569,546)	7,951,368

Cash distributions to partners	-	(2,100,827)	(21,220)	(2,122,047)
Net income	-	188,472	1,904	190,376

Balance, December 31, 2010	740,380	$6,608,559	$(588,862)	$6,019,697

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$190,376	$14,579	$(6,453,564)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Rental income paid directly to lenders by lessees	(6,090,000)	(6,540,000)	(6,540,000)
Finance income	(234,940)	(531,964)	(790,254)
(Income) loss from investment in joint venture	(58,168)	66,406	2,168,613
Depreciation and amortization	3,764,341	3,846,784	3,860,671
Impairment loss	-	-	3,888,367
Interest expense on non-recourse financing paid directly to lenders by lessees	2,235,270	2,501,854	2,739,131
Interest expense from amortization of debt financing costs	32,688	33,411	73,665
Changes in operating assets and liabilities:
Collection of finance leases	2,512,538	2,512,537	2,512,538
Other assets, net	(8,011)	28,918	(53,052)
Deferred revenue	(286,364)	163,636	163,636
Accrued expenses and other current liabilities	77,221	(120,757)	102,151

Net cash provided by operating activities	2,134,951	1,975,404	1,671,902

Cash flows from financing activities:
Cash distributions to partners	(2,122,047)	(807,689)	(1,845,457)
Repayment of revolving line of credit	-	(1,185,000)	(70,000)
Units of limited partnership interests redeemed	-	-	(3,473)

Net cash used in financing activities	(2,122,047)	(1,992,689)	(1,918,930)

Net increase (decrease) in cash and cash equivalents	12,904	(17,285)	(247,028)
Cash and cash equivalents, beginning of the year	149,843	167,128	414,156

Cash and cash equivalents, end of the year	$162,747	$149,843	$167,128

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$30,381	$68,504

Supplemental disclosure of non-cash investing and financing activities:
Principal and interest paid on non-recourse long-term debt directly to
lenders by lessees	$6,090,000	$6,540,000	$6,540,000

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2010

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

The accompanying consolidated financial statements have been prepared assuming that the Partnership will continue as a going concern.  At December 31, 2010, the Partnership has a working capital deficit of $34,398,303 primarily relating to a balloon payment of $31,579,717 due on the non-recourse debt related to the financing of the aircraft (“Aircraft 123”) owned by ICON Aircraft 123 LLC (“ICON 123”), which matures on October 1, 2011. The Partnership does not currently have the ability to satisfy the non-recourse debt relating to Aircraft 123.  This condition raises substantial doubt about the Partnership’s ability to continue as a going concern.

The 2010 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The Partnership’s options related to this balloon payment include, but are not limited to, entering into a new lease arrangement, which would require a refinancing of the non-recourse debt. There can be no assurance that the Partnership will be able to re-lease Aircraft 123 and refinance the debt that is secured by the aircraft.  As the debt is non-recourse, if ICON 123 does not refinance the debt, the lender could foreclose on Aircraft 123 to satisfy the loan.

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
December 31, 2010

(2)	Summary of Significant Accounting Policies – continued

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

Allowance for Doubtful Accounts

When evaluating the adequacy of the allowance for doubtful accounts, the Partnership estimates the uncollectibility of receivables by analyzing lessee, borrower and other counterparty concentrations, creditworthiness and current economic trends. The Partnership records an allowance for doubtful accounts when the analysis indicates that the probability of full collection is unlikely.  No allowance was deemed necessary at December 31, 2010 and 2009.

Debt Financing Costs

Expenses associated with the incurrence of debt are capitalized and amortized over the term of the debt instrument using the effective interest rate method.  These costs are included in other current assets and other non-current assets.

Leased Equipment at Cost

Investments in leased equipment are stated at cost less accumulated depreciation.  Leased equipment is depreciated on a straight-line basis over the lease term, which typically ranges from 3 to 8 years, to the asset’s residual value.

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
December 31, 2010

(2)	Summary of Significant Accounting Policies – continued

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

If an impairment is determined to exist, the impairment loss will be measured as the amount by which the carrying value of a long-lived asset exceeds its fair value and recorded in the Partnership’s consolidated statements of operations in the period the determination is made.

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
December 31, 2010

(2)	Summary of Significant Accounting Policies – continued

For operating leases, rental income is recognized on a straight-line basis over the lease term.  Billed operating lease receivables are included in accounts receivable until collected.  Accounts receivable are stated at their estimated net realizable value.  Deferred revenue is the difference between the timing of the cash payments and the income recognized on a straight-line basis.

Initial Direct Costs

The Partnership capitalized initial direct costs associated with the origination and funding of leased assets and other financing transactions. These costs were amortized on a lease by lease basis based on actual lease term using a straight-line method for operating leases and the effective interest rate method for finance leases in the Partnership’s consolidated statements of operations. Costs related to leases or other financing transactions that were not consummated were expensed as an acquisition expense in the Partnership’s consolidated statements of operations.

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

Per Unit Data

Net income (loss) per weighted average unit of limited partnership interests (a “Unit”) is based upon the weighted average number of Units outstanding during the year.

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

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2010

(2)	Summary of Significant Accounting Policies - continued

Recently Adopted Accounting Pronouncements

In 2010, the Partnership adopted the accounting pronouncement relating to variable interest entities, which requires assessments at each reporting period of which party within the variable interest entity is considered the primary beneficiary and requires a number of new disclosures related to variable interest entities.  The adoption of this guidance did not have a material effect on the Partnership’s consolidated financial statements as of December 31, 2010.

In 2010, the Partnership adopted the accounting pronouncement that amends the requirements for disclosures about the fair value of financial instruments, including the fair value of financial instruments for annual, as well as interim, reporting periods. This standard requires additional disclosures related to recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements, and information on purchases, sales, issuances, and settlements in a rollforward reconciliation of Level 3 fair-value measurements.  Except for the Level 3 reconciliation disclosures, which will be effective for fiscal years beginning after December 15, 2010, the guidance became effective for the Partnership beginning January 1, 2010. The adoption of this accounting pronouncement did not have a material effect on the Partnership’s consolidated financial statements as of December 31, 2010.

(3)	Net Investment in Finance Lease

Net investment in finance lease consisted of the following at December 31, 2010 and 2009:

	2010	2009

Minimum rents receivable	$628,134	$3,140,672
Estimated residual value	1	1
Initial direct costs, net	389	13,022
Unearned income	(7,244)	(242,184)

Net investment in finance lease	621,280	2,911,511

Less: Current portion of net investment in finance lease	621,280	2,290,231

Net investment in finance lease, less current portion	$-	$621,280

Non-cancelable minimum annual amounts due on investment in finance lease for the next year consist of $628,134 as of December 31, 2010.  There will be no amounts due after 2011.

Telecommunications Equipment

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

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2010

(4)    Leased Equipment at Cost

Leased equipment at cost consisted of the following at December 31, 2010 and 2009:

	2010	2009
Aircraft and aircraft related equipment	$75,416,720	$75,416,720
Less: Accumulated depreciation	37,491,304	33,739,596

	$37,925,416	$41,677,124

Depreciation expense was $3,751,708 for the year ended December 31, 2010 and $3,818,182 for the years ended December 31, 2009 and 2008.

Aircraft

     During February 2002, the Partnership formed a wholly-owned subsidiary, ICON 123, for the purpose of acquiring Aircraft 123, which was subject to a lease with Cathay Pacific Airways Limited (“Cathay”). Aircraft 123 was purchased for approximately $75,000,000, including the assumption of approximately $70,500,000 of non-recourse debt. On March 14, 2006, the Partnership entered into a lease extension with Cathay with respect to Aircraft 123, which extended the lease to October 1, 2011. Effective March 14, 2006, in connection with the Cathay lease extension, the outstanding non-recourse debt of approximately $52,850,000 was refinanced. The non-recourse debt matures on October 1, 2011 and has a balloon payment of approximately $32,000,000. The interest rate of the refinanced non-recourse debt is fixed at 6.1095%.

In light of unprecedented high fuel prices during 2008 and the related impact on the airline industry, the General Partner reviewed the Partnership’s investment in Aircraft 123 as of June 30, 2008. Based on the General Partner’s review, the carrying value of Aircraft 123 exceeded the expected undiscounted future cash flows of Aircraft 123 and, as a result, the Partnership recorded an impairment charge representing the difference between the carrying value and the expected discounted future cash flows of Aircraft 123.  Therefore, the Partnership recorded an impairment loss on Aircraft 123 of $3,888,367 as of June 30, 2008.

Aggregate annual minimum future rentals receivable from the Partnership’s non-cancelable leases for the next year consist of $4,455,000 as of December 31, 2010.  There will be no additional rentals receivable after 2011.

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
December 31, 2010

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

Effective March 27, 2006, in connection with the lease extension, approximately $52,850,000 of non-recourse debt associated with Aircraft 126 was refinanced. The refinanced non-recourse debt matures on July 1, 2011 and requires a balloon payment of approximately $33,000,000 at maturity. The interest rate of the debt is fixed at 6.104%.

In light of unprecedented high fuel prices during 2008 and the related impact on the airline industry, the General Partner reviewed the investment in Aircraft 126 as of June 30, 2008. Based on the General Partner’s review, the carrying value of Aircraft 126 exceeded the expected undiscounted future cash flows of Aircraft 126 and, as a result, the Partnership recorded an impairment charge representing the difference between the carrying value and the expected discounted future cash flows of Aircraft 126.  Therefore, as of June 30, 2008, ICON 126 recorded an impairment loss on Aircraft 126 of approximately $3,900,000, of which the Partnership’s share was approximately $1,950,000.

Under the terms of a maintenance agreement between ICON 123 and ICON 126, ICON 126 paid approximately $143,000 in maintenance costs on behalf of ICON 123. ICON 123 intends to reimburse ICON 126 if and when it receives proceeds from the sale of Aircraft 123.

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

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2010

(7)    Non-Recourse Long-Term Debt

On March 14, 2006, the Partnership entered into a lease extension with Cathay with respect to Aircraft 123, which extended the lease to October 1, 2011. Effective March 14, 2006, in connection with the Cathay lease extension, the outstanding non-recourse debt of approximately $52,850,000 was refinanced. The interest rate of the refinanced non-recourse long-term debt is fixed at 6.1095%.

As of December 31, 2010 and 2009, the Partnership had net debt financing costs of $20,266 and $52,954, respectively.  For the years ended December 31, 2010, 2009 and 2008, the Partnership recognized amortization expense of $32,688, $33,411 and $69,112, respectively.

The aggregate maturities of non-recourse long-term debt consist of $34,490,236 at December 31, 2010.

(8)    Revolving Line of Credit, Recourse

The Partnership and certain other entities managed by the General Partner, Fund Nine, ICON Income Fund Ten, LLC, ICON Leasing Fund Eleven, LLC (“Fund Eleven”), ICON Leasing Fund Twelve, LLC and ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. (collectively, the “Borrowers”), are parties to a Commercial Loan Agreement, as amended (the “Loan Agreement”), with California Bank & Trust (“CB&T”). The Loan Agreement provides for a revolving line of credit of up to $30,000,000 pursuant to a senior secured revolving loan facility (the “Facility”), which is secured by all assets of the Borrowers not subject to a first priority lien, as defined in the Loan Agreement. Each of the Borrowers is jointly and severally liable for all amounts borrowed under the Facility. At December 31, 2010, no amounts were accrued related to the Partnership’s joint and several obligations under the Facility. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain lease agreements and loans in which the Borrowers have a beneficial interest.

The Facility expires on June 30, 2011 and the Borrowers may request a one year extension to the revolving line of credit within 390 days of the then-current expiration date, but CB&T has no obligation to extend. The interest rate for general advances under the Facility is CB&T’s prime rate and the interest rate on up to five separate non-prime rate advances that are permitted to be made under the Facility is the rate at which U.S. dollar deposits can be acquired by CB&T in the London Interbank Eurocurrency Market plus 2.5% per year, provided that neither interest rate is permitted to be less than 4.0% per year. The interest rate at December 31, 2010 was 4.0%.  In addition, the Borrowers are obligated to pay a quarterly commitment fee of 0.50% on unused commitments under the Facility.

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

Aggregate borrowings by all Borrowers under the Facility amounted to $1,450,000 at December 31, 2010, all of which was borrowed by Fund Eleven. Subsequent to December 31, 2010, Fund Eleven repaid $1,450,000, which reduced its outstanding loan balance to $0.

The Borrowers were in compliance with all covenants under the Loan Agreement at December 31, 2010.  As of such date, no amounts were due to or payable by the Partnership under the Contribution Agreement.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2010

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

There were no charges during the years ended December 31, 2010, 2009 and 2008 since the fees were waived effective May 1, 2006. However, if the charges had been made the total management fees for the years ended December 31, 2010, 2009 and 2008 would have been approximately $331,000, $345,000 and $358,000, respectively. If the charges had been made the total administrative expense reimbursements for the years ended December 31, 2010, 2009 and 2008 would have been approximately $274,000, $285,000 and $315,000, respectively.

The Partnership paid distributions to the General Partner of $21,220, $8,077 and $18,455 for the years ended December 31, 2010, 2009 and 2008, respectively. Additionally, the General Partner’s interest in the Partnership’s net income (loss) was $1,904, $146 and $(64,536) for the years ended December 31, 2010, 2009 and 2008, respectively.

Under the terms of a maintenance agreement between ICON 123 and ICON 126, ICON 126 paid approximately $143,000 in maintenance costs on behalf of ICON 123. ICON 123 intends to reimburse ICON 126 if and when it receives proceeds from the sale of Aircraft 123.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2010

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

	Carrying Amount	Fair Value
Fixed rate non-recourse long-term debt	$34,490,236	$35,336,770

(11)	Concentrations of Risk

The Partnership has approximately 92.0% of its assets and approximately 97.9% of its liabilities concentrated in the airline industry at December 31, 2010 and had approximately 88.2% of its assets and approximately 97.5% of its liabilities concentrated in the airline industry at December 31, 2009.

As of December 31, 2010, 2009 and 2008, the Partnership had two lessees that accounted for approximately 100% of its rental and finance income.

(12)	Commitments and Contingencies and Off-Balance Sheet Transactions

The Partnership has entered into residual sharing agreements with various third parties.  In connection with these agreements, residual proceeds received in excess of specific amounts will be shared with these third parties based on specific formulas. The obligation related to these agreements is recorded at fair value.

Under the terms of a maintenance agreement between ICON 123 and ICON 126, ICON 126 paid approximately $143,000 in maintenance costs on behalf of ICON 123. ICON 123 intends to reimburse ICON 126 if and when it receives proceeds from the sale of Aircraft 123.

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

The Partnership has rights to a portion of the profits, losses, and cash flows from a limited partnership interest (its “Interest”) in North Sea (Connecticut) Limited Partnership (“North Sea”), an entity that owns a 100% interest in a mobile offshore drilling rig that was subject to lease with Rowan Companies, Inc. (“the Charterer”). In 2005, the Charterer notified the owner trustee of the rig that an “Event of Loss” occurred with respect to the rig as a result of Hurricane Rita.  The charter provides that the Charterer will pay to the lender (and upon satisfaction of all of the debt outstanding, to the owner trustee on behalf of North Sea) an amount equal to the “Stipulated Loss Value” of the rig as determined according to the terms of the charter.  The amount of the “Stipulated Loss Value”, among other things, is the subject of a dispute between the Charterer and North Sea.

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2010

(12)	Commitments and Contingencies and Off-Balance Sheet Transactions - continued

The Partnership evaluates the recoverability of its investment as part of its impairment testing.  As of December 31, 2010, the Partnership’s carrying value related to its Interest in North Sea was $1,233,430.  The Partnership did not receive any cash distributions with respect to its Interest from these rights in the three years ended December 31, 2010.

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

At December 31, 2010, the Partnership had a non-recourse debt obligation outstanding. The lender has a security interest in the equipment related to the non-recourse debt instrument and an assignment of the rental payments under the lease associated with the equipment. In such cases, the lender is being paid directly by the lessee. If the lessee defaults on the lease, the equipment could be returned to the lender in extinguishment of the non-recourse debt. At December 31, 2010, the Partnership’s outstanding non-recourse debt was $34,490,236. The Partnership is a party to the Facility, as discussed in Note 8 above. The Partnership had no borrowings under this Facility at December 31, 2010.

(13)	Geographic Information

Geographic information for revenue, based on the country of origin, and long-lived assets, which includes an operating lease (net of accumulated depreciation), a finance lease and the investment in joint venture, were as follows:

	Year Ended December 31, 2010
	United
	States	Asia	Total
Revenue:
Rental income	$-	$6,376,364	$6,376,364
Finance income	$234,940	$-	$234,940
Income from investment in joint venture	$-	$58,168	$58,168

	At December 31, 2010
	United
	States	Asia	Total
Long-lived assets:
Net investment in finance lease	$621,280	$-	$621,280
Equipment on operating lease, net	$-	$37,925,416	$37,925,416
Investment in joint venture	$-	$1,259,154	$1,259,154

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2010

(13)	Geographic Information - continued

	Year Ended December 31, 2009
	United
	States	Asia	Total
Revenue:
Rental income	$-	$6,376,364	$6,376,364
Finance income	$531,964	$-	$531,964
Loss from investments in joint ventures	$-	$(66,406)	$(66,406)

	At December 31, 2009
	United
	States	Asia	Total
Long-lived assets:
Net investment in finance leases	$2,911,511	$-	$2,911,511
Equipment on operating leases, net	$-	$41,677,124	$41,677,124
Investments in joint ventures	$-	$1,200,986	$1,200,986

(14)	Unit Redemptions

The Partnership did not redeem any Units during the years ended December 31, 2010 and 2009. The Partnership redeemed 150 Units during the year ended December 31, 2008. The redemption amounts are calculated according to a specified redemption formula pursuant to the LP Agreement. Redeemed Units have no voting rights and do not share in distributions. The LP Agreement limits the number of Units that can be redeemed in any one year and redeemed Units may not be reissued. Redeemed Units are accounted for as a reduction of partners' equity.

(15)	Selected Quarterly Financial Data

The following table is a summary of selected financial data, by quarter:

	(unaudited)
	Quarters Ended in 2010				Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31, 2010
Total revenue	$1,669,434	$1,697,639	$1,653,236	$1,649,163	$6,669,472
Net (loss) income allocable to limited partners	$(33,385)	$102,291	$67,002	$52,564	$188,472
Weighted average number of units of
limited partnership interests outstanding	740,380	740,380	740,380	740,380	740,380
Net (loss) income per weighted average
unit of limited partnership interests outstanding	$(0.05)	$0.14	$0.09	$0.07	$0.25

ICON Income Fund Eight B L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2010

(15)	Selected Quarterly Financial Data - continued

	(unaudited)
	Quarters Ended in 2009				Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31, 2009
Total revenue	$1,733,718	$1,714,350	$1,705,015	$1,688,839	$6,841,922
Net (loss) income allocable to limited partners	$(11,306)	$(55,900)	$39,845	$41,794	$14,433
Weighted average number of units of
limited partnership interests outstanding	740,380	740,380	740,380	740,380	$740,380
Net (loss) income per weighted average
unit of limited partnership interests outstanding	$(0.02)	$(0.08)	$0.05	$0.07	$0.02

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

At December 31, 2010 and 2009, the partners’ equity included in the consolidated financial statements totaled $6,019,697 and $7,951,368, respectively, compared to the partners’ equity for federal income tax purposes of $19,295,826 and $21,649,736, respectively. The difference arises primarily from the result of foreign operations not included for federal income tax purposes and differences in depreciation, amortization and impairment expense between financial reporting purposes and federal income tax purposes.

The following table reconciles net income (loss) for financial statement reporting purposes to the net (loss) income for federal income tax purposes, for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
Net income (loss) per consolidated financial statements	$190,376	$14,579	$(6,453,564)

Deferred income (loss)	-	163,636	(7,473,035)
Depreciation and impairments	-	-	8,386,304
Tax (loss) income from consolidated joint venture	(31,126)	70,836	(2,591,796)
Loss on sale of equipment	-	-	(73,810)
Adjustment for foreign operations	(414,866)	-	-
Other items	44,677	(29,574)	3,075,985

Net (loss) income for federal income tax purposes	$(210,939)	$219,477	$(5,129,916)

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Annual Report on Form 10-K for the period ended December 31, 2010, as well as the financial statements for our General Partner, our General Partner carried out an evaluation, under the supervision and with the participation of the management of our General Partner, including its Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our General Partner’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that our General Partner’s disclosure controls and procedures were effective.

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

Our General Partner assessed the effectiveness of its internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control — Integrated Framework."

Based on its assessment, our General Partner believes that, as of December 31, 2010, its internal control over financial reporting is effective.

Changes in internal control over financial reporting

There were no changes in our General Partner’s internal control over financial reporting during the quarter ended December 31, 2010 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers of the Registrant's General Partner and Corporate Governance

Our General Partner, ICON Capital Corp., a Delaware corporation (“ICON”), was formed in 1985.  Our General Partner's principal office is located at 100 Fifth Avenue, 4th Floor, New York, New York 10011, and its telephone number is (212) 418-4700.

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

Name	Age	Title

Michael A. Reisner	40	Co-Chairman, Co-Chief Executive Officer and Co-President
Mark Gatto	38	Co-Chairman, Co-Chief Executive Officer and Co-President
Joel S. Kress	38	Executive Vice President — Business and Legal Affairs
Anthony J. Branca	42	Senior Vice President and Chief Financial Officer
H. Daniel Kramer	59	Senior Vice President and Chief Marketing Officer
David J. Verlizzo	38	Senior Vice President — Business and Legal Affairs
Craig A. Jackson	52	Senior Vice President — Remarketing and Asset Management
Harry Giovani	36	Senior Vice President — Credit

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

Item 11. Executive Compensation

We have no directors or officers.

Effective May 1, 2006, our General Partner waived its rights to all future management fees and administrative expense reimbursements.  Our General Partner and its affiliates were not paid or accrued any compensation or reimbursement for costs and expenses for the years ended December 31, 2010, 2009 and 2008.

Our General Partner also has a 1% interest in our profits, losses, cash distributions and liquidation proceeds. We paid distributions to our General Partner of $21,220, $8,077 and $18,455 for the years ended December 31, 2010, 2009 and 2008, respectively. Our General Partner’s interest in our net income (loss) was $1,904, $146 and $(64,536) for the years ended December 31, 2010, 2009 and 2008, respectively.

Item 12. Security Ownership of Certain Beneficial Owners and the General Partner and Related Security Holder Matters

(a)	We do not have any securities authorized for issuance under any equity compensation plan. No person of record owns, or is known by us to own, beneficially more than 5% of any class of our securities.

(b)	As of March 21, 2010, no directors or officers of our General Partner own any of our equity securities.

(c)	Neither we nor our General Partner are aware of any arrangements with respect to our securities, the operation of which may at a subsequent date result in a change of control of us.

Item 13. Certain Relationships and Related Transactions, and Director Independence

See “Item 11. Executive Compensation” for a discussion of our related party transactions. See Notes 5, 9 and 12 to our consolidated financial statements for a discussion of our investment in joint venture and transactions with related parties.

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

Item 14. Principal Accounting Fees and Services

During the years ended December 31, 2010 and 2009, our auditors provided audit services relating to our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q.  Additionally, our auditors provided other services in the form of tax compliance work.

The following table presents the fees for both audit and non-audit services rendered by Ernst & Young LLP for the years ended December 31, 2010 and 2009:

Principal Audit Firm - Ernst & Young LLP
	2010	2009
Audit fees	$161,000	$188,000
Tax fees	62,863	56,750
	$223,863	$244,750

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	1. Financial Statements

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

ICON Aircraft 126 LLC
(A Delaware Limited Liability Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members
ICON Aircraft 126 LLC

We have audited the accompanying consolidated balance sheets of ICON Aircraft 126 LLC (the “Company”) as of December 31, 2010, and the related consolidated statements of operations, changes in members’ equity, and cash flows for the year ended December 31, 2010 and for the year ended December 31, 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ICON Aircraft 126 LLC at December 31, 2010, and the consolidated results of its operations and its cash flows for the year ended December 31, 2010 and for the year ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has a working capital deficiency and does not have the ability to fulfill its obligations with respect to its non-recourse debt when it becomes due in July 2011.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The 2010 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Ernst & Young, LLP

March  25, 2011
New York, New York

ICON Aircraft 126 LLC
(A Delaware Limited Liability Company)
Consolidated Balance Sheets

Assets

	December 31,
	2010	2009
		(unaudited)
Leased equipment at cost (less accumulated depreciation of
$40,428,689, and $36,431,244)	$37,094,895	$41,092,340
Other non-current assets, net	251,757	278,073

Total Assets	$37,346,652	$41,370,413

Liabilities and Members’ Equity

Current liabilities:
Current portion of non-recourse long-term debt	$34,421,461	$3,684,449
Deferred rental income	214,286	642,857
Accrued interest	192,600	219,676

Total current liabilities	34,828,347	4,546,982

Non-current liabilities:
Non-recourse long-term debt, less current portion	-	34,421,461

Total Liabilities	34,828,347	38,968,443

Commitments and contingencies

Members’ Equity	2,518,305	2,401,970

Total Liabilities and Members’ Equity	$37,346,652	$41,370,413

ICON Aircraft 126 LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Operations

	Years ended December 31,
	2010	2009	2008
		(unaudited)
Revenue:
Rental income	$6,368,571	$6,368,571	$6,368,571
Interest and other income	-	-	2,328

Total revenue	6,368,571	6,368,571	6,370,899

Expenses:
General and administrative	-	-	45,000
Interest	2,254,791	2,509,861	2,772,778
Depreciation and amortization	3,997,445	3,991,521	3,990,347
Impairment loss	-	-	3,900,000

Total expenses	6,252,236	6,501,382	10,708,125

Net income (loss)	$116,335	$(132,811)	$(4,337,226)

ICON Aircraft 126 LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Changes in Members’ Equity

Members'
Equity
Balance, December 31, 2007	$6,827,007

Net loss	(4,337,226)
Investment from members	45,000

Balance, December 31, 2008	2,534,781

Net loss (unaudited)	(132,811)

Balance, December 31, 2009 (unaudited)	2,401,970

Net income	116,335

Balance, December 31, 2010	$2,518,305

ICON Aircraft 126 LLC
(A Delaware Limited Liability Company)
Consolidated Statements of Cash Flows

	Years ended December 31,
	2010	2009	2008
		(unaudited)
Cash flows from operating activities:
Net income (loss)	$116,335	$(132,811)	$(4,337,226)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Rental income paid directly to lender by lessee	(5,940,000)	(6,540,000)	(6,540,000)
Interest and other income on maintenance reserve	-	-	(2,328)
Depreciation and amortization	3,997,445	3,991,521	3,990,347
Impairment loss	-	-	3,900,000
Interest expense from amortization of debt financing costs	26,316	22,978	47,892
Interest expense on non-recourse financing paid directly to lender by lessee	2,255,551	2,495,904	2,729,973
Change in operating assets and liabilities:
Deferred rental income	(428,571)	171,429	171,429
Accrued interest	(27,076)	(9,021)	(5,087)

Net cash used in operating activities	-	-	(45,000)

Cash flows from financing activities:
Contributions received	-	-	45,000

Net increase in cash	-	-	-

Cash, beginning of the year	-	-	-

Cash, end of the year	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Principal and interest paid on non-recourse long-term debt
directly to lender by lessee	$5,940,000	$6,540,000	$6,540,000

  ICON Aircraft 126 LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2010
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

The accompanying consolidated financial statements have been prepared assuming that the LLC will continue as a going concern.  At December 31, 2010, the LLC has a working capital deficit of $34,828,347 primarily relating to a balloon payment of $32,489,309 due on the non-recourse debt related to the financing of Aircraft 126, which matures on July 1, 2011. The LLC does not currently have the ability to satisfy the non-recourse debt relating to Aircraft 126.  This condition raises substantial doubt about the LLC’s ability to continue as a going concern.

The 2010 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The LLC’s options related to this balloon payment include, but are not limited to, entering into a new lease arrangement, which would require a refinancing of the non-recourse debt. There can be no assurance that the Partnership will be able to re-lease Aircraft 126 and refinance the debt that is secured by the aircraft.  As the debt is non-recourse, if the LLC does not refinance the debt, the lender could foreclose on Aircraft 126 to satisfy the loan.

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
December 31, 2010
(unaudited with regard to December 31, 2009)

(2)	Summary of Significant Accounting Policies - continued

Risks and Uncertainties

In the normal course of business, the LLC is exposed to two significant types of economic risk: credit and market.   Credit risk is the risk of a lessee, borrower or other counterparty’s inability or unwillingness to make contractually required payments.  See Note 8 for a discussion of concentrations of risk.

Market risk reflects the change in the value of debt instruments, derivatives and credit facilities due to changes in interest rate spreads or other market factors. The LLC believes that the carrying value of its investments is reasonable, taking into consideration these risks, along with estimated collateral values, payment history and other relevant information.

Debt Financing Costs

Expenses associated with the incurrence of debt are capitalized and amortized to interest expense over the term of the debt instrument using the effective interest rate method.  These costs are included in other non-current assets.

Leased Equipment at Cost

Investments in leased equipment are stated at cost less accumulated depreciation. Leased equipment is depreciated on a straight-line basis over the lease term, which typically ranges from 3 to 8 years, to the asset’s residual value.

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
December 31, 2010
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
December 31, 2010
(unaudited with regard to December 31, 2009)

(2)	Summary of Significant Accounting Policies - continued

Allowance for Doubtful Accounts

When evaluating the adequacy of the allowance for doubtful accounts, the LLC estimates the uncollectibility of receivables by analyzing lessee, borrower and other counterparty concentrations, creditworthiness and current economic trends. The LLC records an allowance for doubtful accounts when the analysis indicates that the probability of full collection is unlikely. Accounts receivable are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due.  Additionally, the LLC periodically reviews the creditworthiness of companies with payments outstanding less than 90 days.  Based upon the Manager’s judgment, accounts may be placed in a non-accrual status.  Accounts on a non-accrual status are only returned to an accrual status when the account has been brought current and the LLC believes recovery of the remaining unpaid receivable is probable. Revenue on non-accrual accounts is recognized only when cash has been received. No allowance was deemed necessary at December 31, 2010 and 2009.

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

Recently Adopted Accounting Pronouncements

In 2010, the LLC adopted the accounting pronouncement relating to variable interest entities, which requires assessments at each reporting period of which party within the variable interest entity is considered the primary beneficiary and requires a number of new disclosures related to variable interest entities.  The adoption of this guidance did not have a material effect on the LLC’s consolidated financial statements as of December 31, 2010.

ICON Aircraft 126 LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2010
(unaudited with regard to December 31, 2009)

(3)	Leased Equipment at Cost

The LLC’s sole investment at December 31, 2010 and 2009 is Aircraft 126, which is on lease to Cathay. The lease was initially scheduled to expire in March 2006, but was extended to July 1, 2011.

In light of unprecedented high fuel prices during 2008 and the related impact on the airline industry, the Manager reviewed the LLC’s Members’ investments in Aircraft 126 as of June 30, 2008. Based on the Manager’s review, the carrying value of Aircraft 126 exceeded the expected undiscounted future cash flows of Aircraft 126 and, as a result, the LLC recorded an impairment charge representing the difference between the carrying value and the expected discounted future cash flows of Aircraft 126.  Therefore, as of June 30, 2008, the LLC recorded an impairment loss on Aircraft 126 of approximately $3,900,000.

Depreciation expense was $3,997,445, $3,987,749 and $3,986,575 for the years ended December 31, 2010, 2009 and 2008, respectively.

Aggregate annual minimum future rentals receivable from the LLC’s non-cancelable lease for the next year consisted of $2,970,000 as of December 31, 2010.  There will be no additional rentals receivable after 2011.

(4)	Non-recourse Long-Term Debt

Effective March 27, 2006, in connection with the lease extension, approximately $52,850,000 of non-recourse debt associated with Aircraft 126 was refinanced. The refinanced non-recourse debt matures on July 1, 2011 and requires a balloon payment of approximately $32,500,000 at maturity. The interest rate of the debt is fixed at 6.104%.

The aggregate maturities of non-recourse long-term debt consisted of $34,421,461 as of December 31, 2010.  There are no amounts due after 2011.

(5)	Residual Sharing Agreement

The LLC is a party to a residual sharing agreement (the “Airtrade Residual Sharing Agreement”) with ICON Aircraft 123 LLC (“ICON 123”), a wholly-owned subsidiary of Fund Eight B, and Airtrade Capital Corp. (“Airtrade”). Pursuant to the terms of the Airtrade Residual Sharing Agreement, all proceeds received in connection with the sale or lease renewal of an Airbus A340-313X aircraft on lease to Cathay (“Aircraft 123”) or Aircraft 126 in excess of $8,500,000 of the applicable loan balance associated with each aircraft will be allocated 55% to the LLC or ICON 123, as applicable, and 45% to Airtrade.

ICON Aircraft 126 LLC
(A Delaware Limited Liability Company)
Notes to Consolidated Financial Statements
December 31, 2010
(unaudited with regard to December 31, 2009)

(6)	Fair Value Measurements

The LLC is required, on a nonrecurring basis, to adjust the carrying value or provide valuation allowances for certain assets and liabilities using fair value measurements. Fair value information with respect to the LLC’s leased assets and liabilities is not separately provided since (i) the current accounting pronouncements do not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets, other than lease-related investments, and the recorded value of recourse debt approximate fair value due to their short-term maturities and variable interest rates. The estimated fair value of the LLC’s non-recourse debt was based on the discounted value of future cash flows related to the loan based on recent transactions of this type.

	Carrying Amount	Fair Value
Fixed rate non-recourse long-term debt	$34,421,461	$35,064,497

(7)	Transactions with Related Parties

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

Under the terms of a maintenance agreement between ICON 123 and the LLC, the LLC paid approximately $143,000 in maintenance costs on behalf of ICON 123. ICON 123 intends to reimburse the LLC if and when it receives proceeds from the sale of Aircraft 123.

(8)	Concentrations of Risk

For the years ended December 31, 2010, 2009 and 2008, the LLC had one lessee that accounted for 100% of total rental income and one lender that accounted for 99%, 98% and 98% of total liabilities, respectively.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 ICON Income Fund Eight B L.P.
(Registrant)

By: ICON Capital Corp.
      (General Partner of the Registrant)

March 25, 2011

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

March 25, 2011

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

70