Form 10-K
ICON INCOME FUND EIGHT B LP
filed 2012-03-30
CIK 1121716

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number:  333-37504

ICON Income Fund Eight B L.P. Liquidating Trust
 (Exact name of registrant as specified in its charter)

Delaware	35-6911641
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Park Ave 36th Fl New York, New York	10016
(Address of principal executive offices)	(Zip Code)

(212) 418-4700

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.*   Yes     No 

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.* Yes     No 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes     No 

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer       Accelerated filer       Non-accelerated filer  ☑      Smaller reporting company  

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes     No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  Not applicable.  There is no established market for the beneficial interests of the registrant.

Number of outstanding beneficial interests of the registrant on March 16, 2012 is 740,380.

DOCUMENTS INCORPORATED BY REFERENCE
None.

*ICON Income Fund Eight B L.P. Liquidating Trust is the transferee of the assets and liabilities of ICON Income Fund Eight B L.P. and files reports under the Commission file number for ICON Income Fund Eight B L.P., which filed a Form 15 on May 9, 2011, indicating its notice of termination of registration and filing requirements.

Pages
Consolidated Statement of Net Assets (Liquidation Basis) at December 31, 2011 (unaudited)	1
Consolidated Statement of Changes in Net Assets (Liquidation Basis) for the period from May 9, 2011 (Commencement of Operations) through December 31, 2011 (unaudited)	2
Consolidated Statement of Cash Flows (Liquidation Basis) for the period from May 9, 2011 (Commencement of Operations) through December 31, 2011 (unaudited)	3
Notes to Consolidated Financial Statements (unaudited)	4
Signatures	11
Certification of Co-Chief Executive Officer	12
Certification of Co-Chief Executive Officer	13
Certification of Principal Accounting and Financial Officer	14

ICON Income Fund Eight B L.P. Liquidating Trust
(A Delaware Statutory Trust)
Consolidated Statement of Net Assets (Liquidation Basis)
(unaudited)

Assets
December 31, 2011

Cash	$763,492
Accounts receivable and other	268,732
Leased equipment at cost (less accumulated depreciation of $2,245,099)	34,338,979
Prepaid expense	383,700

Total Assets	$35,754,903

Liabilities

Non-recourse debt	$32,238,647
Accrued expenses and other liabilities	515,454
Due to affiliates	202,302
Lease deposit payable	790,000

Total Liabilities	33,746,403

Commitments and contingencies (see Note 7)

Net Assets in Liquidation	$2,008,500

See accompanying notes to consolidated financial statements.

ICON Income Fund Eight B L.P. Liquidating Trust
(A Delaware Statutory Trust)
Consolidated Statement of Changes in Net Assets (Liquidation Basis)
(unaudited)

For the period from May 9, 2011 (Commencement of Operations) through December 31, 2011

Revenue:
Rental income	$2,658,951

Total revenue	2,658,951

Expenses:
Loss from investment in joint venture	1,314,623
Depreciation and amortization	2,255,611
Interest	1,277,355
General and administrative	730,032

Total expenses	5,577,621

Net loss	(2,918,670)

Distribution of assets to beneficiaries	(504,806)

Net Assets in Liquidation at May 9, 2011	5,431,976

Net Assets in Liquidation at December 31, 2011	$2,008,500

See accompanying notes to consolidated financial statements.

ICON Income Fund Eight B L.P. Liquidating Trust
(A Delaware Statutory Trust)
Consolidated Statement of Cash Flows (Liquidation Basis)
(unaudited)

For the period from May 9, 2011 (Commencement of Operations) through December 31, 2011

Cash flows from operating activities:
Net loss	$(2,918,670)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Rental income paid directly to lender by lessee	(1,933,000)
Loss from investment in joint venture	1,314,623
Depreciation and amortization	2,255,611
Interest expense on non-recourse financing paid
directly to lender by lessee	618,424
Interest expense paid-in-kind	658,931
Changes in assets and liabilities:
Other assets	151,158
Due to affiliates	59,231
Accrued expenses and other current liabilities	101,599

Net cash provided by operating activities	307,907

Cash flows from financing activities:
Distribution of assets to beneficiaries	(504,806)

Net cash used in financing activities	(504,806)

Net decrease in cash	(196,899)

Cash, beginning of period	960,391

Cash, end of period	$763,492

Supplemental disclosure of cash flow information:

Transfer of net assets from ICON Income Fund Eight B L.P.
to ICON Income Fund Eight B L.P. Liquidating Trust	$5,431,976

See accompanying notes to consolidated financial statements.

ICON Income Fund Eight B L.P. Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2011
(unaudited)

(1)	Purpose of Liquidating Trust

ICON Income Fund Eight B L.P. Liquidating Trust, a Delaware Statutory Trust, was formed on May 9, 2011 (the “Liquidating Trust”). The Liquidating Trust is governed by a Liquidating Trust Agreement that appointed ICON Capital Corp. as managing trustee of the Liquidating Trust (the “Managing Trustee”). The Liquidating Trust's two assets are an investment in ICON Aircraft 123 LLC (“ICON 123”) and an interest in a joint venture, ICON Aircraft 126 LLC (“ICON 126”).  These assets were transferred to the Liquidating Trust from ICON Income Fund Eight B L.P. (“Fund Eight B”) as of May 9, 2011 (Commencement of Operations) in order to reduce the administrative expenses to operate Fund Eight B and to maximize potential distributions to beneficiaries. As there is no equity in a Liquidating Trust, no statements of changes in partners' equity are presented. On May 9, 2011, all general and limited partnership interests in Fund Eight B were exchanged for an equal number of beneficial interests in the Liquidating Trust.

(2)	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements of the Liquidating Trust have been prepared in accordance with U.S generally accepted accounting principles (“US GAAP”). In the opinion of the Managing Trustee, all adjustments considered necessary for a fair presentation have been included. The consolidated financial statements include the accounts of the Liquidating Trust and its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

The Liquidating Trust accounts for its noncontrolling interest in a joint venture where the Liquidating Trust has influence over financial and operational matters, generally 50% or less ownership interest, under the equity method of accounting. Accordingly, the Liquidating Trust’s original investment was recorded at cost and adjusted for its share of earnings, losses and distributions of the joint venture. The Liquidating Trust’s investment in a joint venture is subject to its impairment review policy.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and highly liquid investments with original maturity dates of three months or less.

The Liquidating Trust’s cash and cash equivalents are held principally at two financial institutions and at times may exceed insured limits. The Liquidating Trust has placed these funds in high quality institutions in order to minimize risk relating to exceeding insured limits.

Leased Equipment at Cost

The Liquidating Trust's investment in leased equipment is stated at cost less accumulated depreciation.  Leased equipment is depreciated on a straight-line basis over the lease term to the asset’s residual value. Residual values are reviewed for impairment in accordance with the Liquidating Trust’s impairment review policy.

ICON Income Fund Eight B L.P. Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2011
(unaudited)

(2)	Summary of Significant Accounting Policies – continued

The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place are disregarded. The residual value is calculated using information from various external sources, such as trade publications, auction data, equipment dealers, wholesalers and industry experts, as well as inspection of the physical asset and other economic indicators.

Asset Impairments

The significant assets in the Liquidating Trust’s portfolio are periodically reviewed, no less frequently than annually, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss will be recognized only if the carrying value of a long-lived asset is not recoverable and exceeds its fair market value.  If there is an indication of impairment, the Liquidating Trust will estimate the future cash flows (undiscounted and without interest charges) expected from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. If an impairment is determined to exist, the impairment loss will be measured as the amount by which the carrying value of a long-lived asset exceeds its fair value and recorded in the Liquidating Trust’s consolidated statement of operations in the period the determination is made.

Revenue Recognition

The Liquidating Trust leased equipment to a third party, which is classified as an operating lease, based upon the terms of the lease. For an operating lease, initial direct costs are included as a component of the cost of the equipment and depreciated over the lease term.

For operating leases, rental income is recognized on a straight-line basis over the lease term.  Billed operating lease receivables are included in accounts receivable until collected.  Accounts receivable are stated at their estimated net realizable value.  The difference between the timing of the cash received and the income recognized on a straight-line basis is recognized as either deferred revenue or other current assets, as appropriate.

Income Taxes

The Liquidating Trust is taxed as a partnership for federal and State income tax purposes.  No provision for income taxes has been recorded since the liability for such taxes is that of each of the individual partners rather than the Liquidating Trust. The Liquidating Trust’s income tax returns are subject to examination by the federal and State taxing authorities, and changes, if any, could adjust the individual income tax of the beneficiaries.

ICON Income Fund Eight B L.P. Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2011
(unaudited)

(3)	Leased Equipment at Cost

Leased equipment at cost consisted of the following at December 31, 2011:

Aircraft and aircraft related equipment	$36,584,078

Less: Accumulated depreciation	2,245,099

$34,338,979

Depreciation expense was $2,245,099 for the period from May 9, 2011 (Commencement of Operations) through December 31, 2011.

ICON Aircraft 123, LLC

The Liquidating Trust owns an Airbus A340-313X aircraft (“Aircraft 123”). The previous lease of Aircraft 123 expired on September 30, 2011. On December 12, 2011, Aircraft 123 was delivered to the new lessee, Aerolineas Argentinas (“AA”), at which time a new six-year lease commenced. The Liquidating Trust had an outstanding, non-recourse debt balance related to the aircraft of $32,238,647 as of December 31, 2011. At the expiration of the aircraft’s previous lease, a balloon payment was due equal to the then-outstanding debt balance. The Liquidating Trust did not make the balloon payment as the aircraft was still being readied for delivery to AA, following which the loan was expected to be refinanced. During this time, the lender agreed not to exercise any of its rights under the loan agreement until such time that the aircraft was readied and delivered to AA. The debt continues to accrue interest, which will be added to the outstanding principal balance of the debt until such time as the debt is refinanced.

ICON Income Fund Eight B L.P. Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2011
(unaudited)

(3)	Leased Equipment at Cost- continued

The aggregate annual minimum future rentals receivable from the Liquidating Trust’s non-cancelable lease for the next five years and thereafter consisted of the following at December 31, 2011.

Years ending December 31,
2012	$4,345,000
2013	4,740,000
2014	4,740,000
2015	4,740,000
2016	4,740,000
Thereafter	4,740,000

$28,045,000

(4)	Investment in Joint Venture

The Liquidating Trust and one of its affiliates, ICON Income Fund Nine, LLC (“Fund Nine”), an entity also managed by the Managing Trustee, formed a joint venture, discussed below, for the purpose of acquiring and managing a leased aircraft.  The Liquidating Trust and Fund Nine participate in the joint venture on the same terms and conditions.  Each of the Liquidating Trust and Fund Nine has a right of first refusal to purchase the equipment, on a pro-rata basis, if the other member desires to sell its interest in the equipment or joint venture.

ICON Aircraft 126 LLC

The Liquidating Trust, through a joint venture with Fund Nine, has a 50% ownership interest in an Airbus A340-313X aircraft (“Aircraft 126”). The previous lease of Aircraft 126 expired on June 30, 2011. On January 3, 2012, Aircraft 126 was delivered to the new lessee, AA, at which time a new six-year lease commenced. The joint venture had an outstanding, non-recourse debt balance related to the aircraft.  At the expiration of the aircraft’s previous lease, a balloon payment was due equal to the then-outstanding debt balance.  The joint venture did not make the balloon payment as the aircraft was still being readied for delivery to AA, following which the loan was expected to be refinanced.  During this time, the lender agreed not to exercise any of its rights under the loan. The debt continues to accrue interest, which will be added to the outstanding principal balance of the debt until such time as the debt is refinanced.

As of December 31, 2011, the carrying value of the investment in joint venture was zero.

Under the terms of a maintenance agreement between ICON 123 and ICON 126, ICON 126 paid approximately $143,000 in maintenance costs on behalf of ICON 123. ICON 123 intends to reimburse ICON 126 if and when it receives proceeds from the sale of Aircraft 123.

In connection with the amounts paid pertaining to the delivery of Aircraft 123 to AA, the Liquidating Trust has an obligation to repay ICON 126 approximately $59,000.

ICON Income Fund Eight B L.P. Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2011
(unaudited)

(5)	Non-Recourse Debt

The Liquidating Trust has non-recourse debt that was incurred in connection with the acquisition of Aircraft 123.  The debt was due to be repaid on October 1, 2011, concurrent with the expiration of the lease with Cathay Pacific Airways Limited.  The Liquidating Trust did not make the final balloon payment as the aircraft was still being readied for delivery to AA, following which the loan is expected to be refinanced. During this time, the lender agreed not to exercise any of its rights under the loan agreement. The debt continues to accrue interest, which will be added to the outstanding principal balance of the debt until such time as the debt is refinanced. The Managing Trustee is currently negotiating with the lender to refinance the debt.

As of December 31, 2011, the Liquidating Trust had net debt financing costs of $0. For the period from May 9, 2011 (Commencement of Operations) through December 31, 2011, the Liquidating Trust recorded amortization expense relating to debt financing costs of $10,512.

At December 31, 2011, the Liquidating Trust had non-recourse debt of $32,238,647, which consisted of unpaid principal of $31,751,215 and $487,432 of accrued interest.

(6)	Transactions with Related Parties

The Liquidating Trust paid distributions to the Managing Trustee of $5,048 during the period from May 9, 2011 (Commencement of Operations) through December 31, 2011.

Under the terms of a maintenance agreement between ICON 123 and ICON 126, ICON 126 paid approximately $143,000 in maintenance costs on behalf of ICON 123. ICON 123 intends to reimburse ICON 126 if and when it receives proceeds from the sale of Aircraft 123.

In connection with the amounts paid pertaining to the delivery of Aircraft 123 to AA, the Liquidating Trust has an obligation to repay ICON 126 approximately $59,000.

(7)	Commitments and Contingencies

The Liquidating Trust has entered into residual sharing agreements with various third parties.  In connection with these agreements, residual proceeds received in excess of specific amounts will be shared with these third parties based on specific formulas. The obligation related to these agreements is recorded at fair value.  No obligation has been recorded for such residual sharing agreements at December 31, 2011.

As a condition of the lease with AA related to Aircraft 123, the Liquidating Trust agreed to perform an upgrade of the aircraft during 2012. During the upgrade period, the aircraft will be out of service for approximately one month. The upgrade is estimated to cost approximately $2,700,000. Similarly, Aircraft 126, which is owned by a joint venture between the Liquidating Trust and Fund Nine, agreed to perform a similar upgrade to Aircraft 126 at a similar cost.

ICON Income Fund Eight B L.P. Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2011
(unaudited)

(7)	Commitments and Contingencies- continued

On July 22, 2011, the owners of the Rowan Halifax mobile offshore drilling rig, which was destroyed in 2005 as a result of Hurricane Rita, reached an agreement to settle all claims relating to the dispute with Rowan Companies, Inc. (“Rowan”) regarding, among other things, the value of the rig and the amount of insurance that was required to be maintained on the rig. As a result, the Liquidating Trust received proceeds of $741,250 during the period from May 9, 2011 (Commencement of Operations) through December 31, 2011.

(8)	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Annual Report on Form 10-K as well as the financial statements for the Managing Trustee, the Managing Trustee carried out an evaluation, under the supervision and with the participation of the management of the Managing Trustee, including its Co-Chief Executive Officers and Principal Accounting and Financial Officer, of the effectiveness of the design and operation of the Managing Trustee’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Accounting and Financial Officer concluded that the Managing Trustee’s disclosure controls and procedures were effective.

In designing and evaluating the Managing Trustee’s disclosure controls and procedures, the Managing Trustee recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. The Managing Trustee’s disclosure controls and procedures have been designed to meet reasonable assurance standards. Disclosure controls and procedures cannot detect or prevent all error and fraud. Some inherent limitations in disclosure controls and procedures include costs of implementation, faulty decision-making, simple error and mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all anticipated and unanticipated future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with established policies or procedures.

The Managing Trustee’s Co-Chief Executive Officers and Principal Accounting and Financial Officer have determined that no weakness in disclosure controls and procedures had any material effect on the accuracy and completeness of  the Liquidating Trust's financial reporting and disclosure included in this Annual Report on Form 10-K.

ICON Income Fund Eight B L.P. Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2011
(unaudited)

(8)	Controls and Procedures- continued

Evaluation of Internal Control over Financial Reporting

The Managing Trustee is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Liquidating Trust; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Liquidating Trust are being made only in accordance with authorizations of management and directors of the Liquidating Trust; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Liquidating Trust’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Managing Trustee assessed the effectiveness of its internal control over financial reporting as of December 31, 2011. In making this assessment, the Managing Trustee used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control — Integrated Framework.”

Based on its assessment, the Managing Trustee believes that, as of December 31, 2011, its internal control over financial reporting is effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Managing Trustee’s internal control over financial reporting during the period from May 9, 2011 (Commencement of Operations) through December 31, 2011, that materially effected, or are reasonably likely to materially affect, its internal control over financial reporting.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 ICON Income Fund Eight B L.P. Liquidating Trust
(Registrant)

By: ICON Capital Corp.
      (Managing Trustee of the Registrant)

March 29, 2012

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

ICON Income Fund Eight B L.P. Liquidating Trust
(Registrant)

By: ICON Capital Corp.
      (Managing Trustee of the Registrant)

March 29, 2012

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer, Co-President and Director (Co-Principal Executive Officer)
By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer, Co-President and Director (Co-Principal Executive Officer)
By: /s/ Keith S. Franz
Keith S. Franz
Managing Director
(Principal Accounting and Financial Officer)

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.
No annual report or proxy material has been sent to beneficial interest holders.

CERTIFICATION OF CO-CHIEF EXECUTIVE OFFICER
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Michael A. Reisner, certify that:

1.	I have reviewed this Annual Report on Form 10-K of ICON Income Fund Eight B L.P. Liquidating Trust (the “Liquidating Trust”);

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, changes in financial condition and cash flows of the Liquidating Trust as of, and for, the period presented in this report;

4.
The Liquidating Trust’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Liquidating Trust and have:

a.
designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Liquidating Trust, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.
designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.
evaluated the effectiveness of the Liquidating Trust’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.
disclosed in this report any change in the Liquidating Trust’s internal control over financial reporting that occurred during the Liquidating Trust’s most recent fiscal year  that has materially affected, or is reasonably likely to materially affect, the Liquidating Trust’s internal control over financial reporting; and

5.
The Liquidating Trust’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Liquidating Trust’s board of directors of the Managing Trustee (or persons performing the equivalent functions):

a.
all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Liquidating Trust’s ability to record, process, summarize and report financial information; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the Liquidating Trust’s internal control over financial reporting.

Date: March 29, 2012

/s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President ICON Capital Corp. Managing Trustee of ICON Income Fund Eight B L.P. Liquidating Trust

CERTIFICATION OF CO-CHIEF EXECUTIVE OFFICER
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Mark Gatto, certify that:

1.	I have reviewed this Annual Report on Form 10-K of ICON Income Fund Eight B L.P. Liquidating Trust the “Liquidating Trust”);

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, changes in financial condition and cash flows of the Liquidating Trust as of, and for, the period presented in this report;

4.
The Liquidating Trust’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Liquidating Trust and have:

a.
designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Liquidating Trust, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.
designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.
evaluated the effectiveness of the Liquidating Trust’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.
disclosed in this report any change in the Liquidating Trust’s internal control over financial reporting that occurred during the Liquidating Trust’s most recent fiscal year that has materially affected, or is reasonably likely to materially affect, the Liquidating Trust’s internal control over financial reporting; and

5.
The Liquidating Trust’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Liquidating Trust’s board of directors of the Managing Trustee (or persons performing the equivalent functions):

a.
all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Liquidating Trust’s ability to record, process, summarize and report financial information; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the Liquidating Trust’s internal control over financial reporting.

Date: March 29, 2012

/s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President ICON Capital Corp. Managing Trustee of ICON Income Fund Eight B L.P. Liquidating Trust

CERTIFICATION OF PRINCIPAL ACCOUNTING AND FINANCIAL OFFICER
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Keith S. Franz, certify that:

1.	I have reviewed this Annual Report on Form 10-K of ICON Income Fund Eight B L.P. Liquidating Trust the “Liquidating Trust”);

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, changes in financial condition and cash flows of the Liquidating Trust as of, and for, the period presented in this report;

4.
The Liquidating Trust’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Liquidating Trust and have:

a.
designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Liquidating Trust, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.
designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.
evaluated the effectiveness of the Liquidating Trust’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.
disclosed in this report any change in the Liquidating Trust’s internal control over financial reporting that occurred during the Liquidating Trust’s most recent fiscal year that has materially affected, or is reasonably likely to materially affect, the Liquidating Trust’s internal control over financial reporting; and

5.
The Liquidating Trust’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Liquidating Trust’s board of directors of the Managing Trustee (or persons performing the equivalent functions):

a.
all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Liquidating Trust’s ability to record, process, summarize and report financial information; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the Liquidating Trust’s internal control over financial reporting.

Date: March 29, 2012
/s/Keith S. Franz Keith S. Franz Managing Director Principal Accounting and Financial Officer ICON Capital Corp. Managing Trustee of ICON Income Fund Eight B L.P. Liquidating Trust

14