Form 10-K
period 2012-12-31
ICON INCOME FUND EIGHT B LP
filed 2013-03-26
CIK 1121716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	December 31, 2012
or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission file number	333-37504

ICON Income Fund Eight B L.P. Liquidating Trust
(Exact name of registrant as specified in its charter)

Delaware	35-6911641
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Park Avenue, 36th Floor
New York, New York	10016
(Address of principal executive offices)	(Zip Code)
(212) 418-4700
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. *
Yes  No 

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.*

Yes  No 

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

Large accelerated filer 	Accelerated filer 
Non-accelerated filer  (Do not check if a smaller reporting company)	Smaller reporting company ☑

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

Number of outstanding beneficial interests of the registrant on March 22, 2013 is 740,380.

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

ICON Income Fund Eight B L.P. Liquidating Trust
(A Delaware Statutory Trust)
Consolidated Statements of Net Assets in Liquidation
(unaudited)
	December 31,
	2012	2011
Assets
Cash	$594,749	$763,492
Accounts receivable and other	791,339	268,732
Leased equipment at cost (less accumulated depreciation of
$5,982,496 and $2,245,099, respectively)	30,601,582	34,338,979
Prepaid expense	781,703	383,700
Total assets	32,769,373	35,754,903
Liabilities
Non-recourse debt	28,322,688	32,238,647
Accrued expenses and other liabilities	34,687	515,454
Due to affiliates	220,545	202,302
Security deposit	790,000	790,000
Maintenance reserves	2,469,533	-
Total liabilities	31,837,453	33,746,403
Net assets in liquidation	$931,920	$2,008,500
See accompanying notes to consolidated financial statements.

ICON Income Fund Eight B L.P. Liquidating Trust
(A Delaware Statutory Trust)
Consolidated Statements of Changes in Net Assets in Liquidation
(unaudited)
		For the period from
		May 9, 2011
		(Commencement of
	Year Ended	Operations) through
	December 31, 2012	December 31, 2011
Revenue:
Rental income	$4,025,760	$2,658,951

Expenses:
Loss from investment in joint venture	-	1,314,623
Depreciation and amortization	3,737,397	2,255,611
Interest	684,222	1,277,355
General and administrative	680,721	730,032
Total expenses	5,102,340	5,577,621
Net loss	(1,076,580)	(2,918,670)

Distribution to beneficiaries	-	(504,806)
Net assets in liquidation, beginning of period	2,008,500	5,431,976
Net assets in liquidation, end of period	$931,920	$2,008,500
See accompanying notes to consolidated financial statements.

ICON Income Fund Eight B L.P. Liquidating Trust
(A Delaware Statutory Trust)
Consolidated Statements of Cash Flows in Liquidation
(unaudited)
		For the period from
		May 9, 2011
		(Commencement of
	Year Ended	Operations) through
	December 31, 2012	December 31, 2011
Cash flows from operating activities:
Net loss	$(1,076,580)	$(2,918,670)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Rental income paid directly to lenders by lessee	(2,964,651)	(1,933,000)
Loss from investment in joint ventures	-	1,314,623
Depreciation and amortization	3,737,397	2,255,611
Interest expense on non-recourse financing paid directly to lenders by lessees	684,222	618,424
Interest expense paid-in-kind	-	658,931
Changes in operating assets and liabilities:
Other assets	(920,610)	151,158
Due to affiliates	18,243	59,231
Accrued expenses and other current liabilities	(480,767)	101,599
Net cash (used in) provided by operating activities	(1,002,746)	307,907
Cash flows from financing activities:
Distribution to beneficiaries	-	(504,806)
Proceeds from non-recourse long-term debt	834,003	-
Net cash provided by (used in) financing activities	834,003	(504,806)
Net decrease in cash	(168,743)	(196,899)
Cash, beginning of period	763,492	960,391
Cash, end of period	$594,749	$763,492

Supplemental disclosure of cash flow information:
Transfer of net assets from ICON Income Fund Eight B L.P.
to ICON Income Fund Eight B L.P. Liquidating Trust	$-	$5,431,976
Supplemental disclosure of financing activities:
Principal and interest on non-recourse long-term debt
paid directly to lenders by lessees	$2,469,533	$-
See accompanying notes to consolidated financial statements.

ICON Income Fund Eight B L.P. Liquidating Trust

(A Delaware Statutory Trust)

Notes to the Consolidated Financial Statements

December 31, 2012

(unaudited)

(1)     Purpose of Liquidating Trust

ICON Income Fund Eight B L.P. Liquidating Trust (the “Liquidating Trust”), a Delaware Statutory Trust, was formed on May 9, 2011 (Commencement of Operations).  The Liquidating Trust is governed by a Liquidating Trust Agreement that appointed ICON Capital, LLC, a Delaware limited liability company formerly known as ICON Capital Corp., as managing trustee of the Liquidating Trust (the “Managing Trustee”).  The Liquidating Trust’s two assets are an investment in ICON Aircraft 123 LLC (“ICON 123”) and an interest in a joint venture, ICON Aircraft 126 LLC (“ICON 126”).  These investments, as well as all assets and liabilities in ICON Income Fund Eight B L.P. (“Fund Eight B”), were transferred to the Liquidating Trust as of May 9, 2011 in order to reduce the expenses incurred by Fund Eight B and to maximize potential distributions to beneficiaries.  On May 9, 2011, all general and limited partnership interests in Fund Eight B were exchanged for an equal number of beneficial interests in the Liquidating Trust.

(2)      Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The general partner of Fund Eight B approved a plan of liquidation on May 9, 2011 and transferred all of Fund Eight B’s assets and liabilities to the Liquidating Trust to commence liquidation.  As a result, the basis of accounting for periods subsequent to May 9, 2011 was changed from the going-concern basis to a liquidation basis.

The accompanying consolidated financial statements of the Liquidating Trust have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”).  In the opinion of the Managing Trustee, all adjustments considered necessary for a fair presentation have been included.  The consolidated financial statements include the accounts of the Liquidating Trust and its wholly owned subsidiary.  All intercompany accounts and transactions have been eliminated in consolidation.

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

Cash

Cash includes cash in banks held principally at two financial institutions, which at times may exceed insured limits.  The Liquidating Trust has placed these funds in high quality institutions in order to minimize risk relating to exceeding insured limits.

Leased Equipment at Cost

The Liquidating Trust’s investment in leased equipment is stated at cost less accumulated depreciation. Leased equipment is depreciated on a straight-line basis over the lease term to the asset’s residual value.  Residual values are reviewed for impairment in accordance with the Liquidating Trust’s impairment review policy.

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

Asset Impairments

The assets in the Liquidating Trust’s portfolio are periodically reviewed, no less frequently than annually, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  An impairment loss will be recognized only if the carrying value of a long-lived asset is not recoverable and exceeds its fair market value.  If there is an indication of impairment, the Liquidating Trust will estimate the future cash flows (undiscounted and without interest charges) expected from the use of the asset and its eventual disposition.  Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows.  If an impairment is determined to exist, the impairment loss will be measured as the amount by which the carrying value of a long-lived asset

ICON Income Fund Eight B L.P. Liquidating Trust

(A Delaware Statutory Trust)

Notes to the Consolidated Financial Statements

December 31, 2012

(unaudited)

exceeds its fair value and recorded in the consolidated statements of changes in nets assets in liquidation in the period the determination is made.

The events or changes in circumstances that generally indicate that an asset may be impaired are (i) the estimated fair value of the underlying equipment is less than its carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to satisfy the residual position in the asset and, if applicable, the remaining obligation to the non-recourse lender.  Generally in the latter situation, the residual position relates to equipment subject to third-party non-recourse debt where the lessee remits its rental payments directly to the lender and the Liquidating Trust does not recover its residual position until the non-recourse debt is repaid in full.  The preparation of the undiscounted cash flows requires the use of assumptions and estimates, including the level of future rents, the residual value expected to be realized upon disposition of the asset, estimated downtime between re-leasing events and the amount of re-leasing costs.  The Managing Trustee’s review for impairment includes a consideration of the existence of impairment indicators including third-party appraisals, published values for similar assets, recent transactions for similar assets, adverse changes in market conditions for specific asset types and the occurrence of significant adverse changes in general industry and market conditions that could affect the fair value of the asset.

Revenue Recognition

The Liquidating Trust leases equipment to a third party, which has been classified as an operating lease based upon the terms of the lease.  For an operating lease, the initial direct costs are included as a component of the cost of the equipment and depreciated over the lease term.

For operating leases, rental income is recognized on a straight-line basis over the lease term.  Billed operating lease receivables are included in accounts receivable until collected or written off.  Accounts receivable are stated at their estimated net realizable value.  The difference between the timing of the cash received and the income recognized on a straight-line basis is recognized as either deferred income or other current assets.

Allowance for Doubtful Accounts

When evaluating the adequacy of the allowance for doubtful accounts, the Liquidating Trust estimates the collectibility of receivables by analyzing lessee, borrower and other counterparty concentrations, creditworthiness and current economic trends.  The Liquidating Trust records an allowance for doubtful accounts when the analysis indicates that the probability of full collection is unlikely.  Accounts receivable are generally placed on a non-accrual status when payments are more than 90 days past due.  Additionally, the Liquidating Trust periodically reviews the creditworthiness of companies with payments outstanding less than 90 days.  Based upon the Managing Trustee’s judgment, accounts may be placed on a non-accrual status.  Accounts on a non-accrual status are only returned to an accrual status when the account has been brought current and the Liquidating Trust believes recovery of the remaining unpaid receivable is probable.  Revenue on non-accrual accounts is recognized only when cash has been received.  No allowance was deemed necessary at December 31, 2012 and 2011.

Initial Direct Costs

The Liquidating Trust capitalizes initial direct costs, including acquisition fees, associated with the origination and funding of leased assets and other financing transactions.  Fund Eight B paid acquisition fees to its general partner, ICON Capital, LLC (“ICON Capital”), equal to 3% of the purchase price of Fund Eight B’s investments.  These fees were capitalized and included in the cost of the investment.  These costs are amortized on a lease by lease basis based on the actual lease term using the straight-line method for operating leases and the effective interest rate method for finance leases.  Costs related to leases or other financing transactions that are not consummated are expensed as an acquisition expense.

Income Taxes

The Liquidating Trust is taxed as a partnership for federal and state income tax purposes.  Therefore, no provision for federal and state income taxes has been recorded since the liability for such taxes is the responsibility of each of the individual beneficiaries rather than the Liquidating Trust.  The Liquidating Trust is potentially subject to New York City unincorporated business tax (“UBT”), which is imposed on the taxable income of any active trade or business carried on in New York City.

ICON Income Fund Eight B L.P. Liquidating Trust

(A Delaware Statutory Trust)

Notes to the Consolidated Financial Statements

December 31, 2012

(unaudited)

The UBT is imposed for each taxable year at a rate of approximately 4% of taxable income that is allocable to New York City.  The Liquidating Trust’s federal, state and local income tax returns for tax years for which the applicable statutes of limitations have not expired are subject to examination by the applicable taxing authorities.  All penalties and interest, if any, associated with income taxes are included in general and administrative expense on the consolidated statements of changes in net assets in liquidation.  Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.  The Liquidating Trust did not have any material liabilities recorded related to uncertain tax positions nor did it have any unrecognized tax benefits as of the periods presented herein.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires the Managing Trustee to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.  Significant estimates primarily include the determination of allowance for doubtful accounts, depreciation and amortization, impairment losses, estimated useful lives and residual values.  Actual results could differ from those estimates.

(3)       Leased Equipment at Cost

Leased equipment at cost consisted of the following:

	December 31,
	2012	2011
Aircraft	$36,584,078	$36,584,078
Less: accumulated depreciation	5,982,496	2,245,099
Leased equipment at cost, less accumulated depreciation	$30,601,582	$34,338,979

Depreciation expense was $3,737,397 and $2,245,099 for the year ended December 31, 2012 and the period from May 9, 2011 (commencement of operations) through December 31, 2011, respectively.

ICON Aircraft 123 LLC

The Liquidating Trust owns an Airbus A340-313X aircraft (“Aircraft 123”).  The previous lease of Aircraft 123 expired on September 30, 2011.  On December 12, 2011, Aircraft 123 was delivered to the new lessee, Aerolineas Argentinas (“AA”), at which time a new six-year lease commenced.  In connection with preparing the aircraft for re-lease, during the year ended December 31, 2012 and the period from May 9, 2011 (commencement of operations) through December 31, 2011, the Liquidating Trust incurred approximately $429,000 and $274,000, respectively, in repairs and maintenance expense, which consisted primarily of cabin preparation and mechanical and airworthiness services.

The Liquidating Trust has an outstanding, non-recourse debt balance related to Aircraft 123.  At the expiration of Aircraft 123’s previous lease, a balloon payment equal to the then-outstanding debt balance was due, but was not made, as the aircraft was still being readied for delivery to AA.  As the loan was expected to be refinanced, the lender agreed not to exercise any of its remedial rights under the loan agreement.  The debt continued to accrue interest, which was added to the outstanding principal balance of the debt until the debt was refinanced on December 3, 2012.  At December 31, 2012 and 2011, the outstanding non-recourse debt balance related to Aircraft 123 was approximately $28,323,000 and $32,239,000, respectively.

As a condition of the lease with AA for Aircraft 123, the Liquidating Trust agreed to perform an upgrade of the aircraft.  During the upgrade period, which is scheduled to commence in early to mid 2013 and estimated to require approximately one month, Aircraft 123 will be out of service.  The upgrade is estimated to cost approximately $2,213,000.  For the year ended December 31, 2012, approximately $782,000 of the reconfiguration costs had been paid and was included as prepaid expense in the consolidated statements of net assets in liquidation.

ICON Income Fund Eight B L.P. Liquidating Trust

(A Delaware Statutory Trust)

Notes to the Consolidated Financial Statements

December 31, 2012

(unaudited)

In addition to the lease payments, the lessee is required to fund maintenance reserves to ensure necessary funds are available for the repairs and maintenance of Aircraft 123.  Funds will be reimbursed to the lessee as expenses are incurred by the lessee.  At the expiration of the lease, the Liquidating Trust will retain and recognize as rental income any remaining maintenance reserves.

Aggregate annual minimum future rentals receivable from the Liquidating Trust’s non-cancelable lease for the next five years consisted of the following at December 31, 2012:

Years Ending December 31,
2013	$3,543,500
2014	4,476,000
2015	4,476,000
2016	4,476,000
2017	4,476,000
$21,447,500

(4)     Investment in Joint Ventures

Fund Eight B and one of its affiliates, ICON Income Fund Nine, LLC, an entity also managed by ICON Capital that has subsequently transferred its remaining assets into a liquidating trust (“Fund Nine”), formed the joint venture discussed below for the purpose of acquiring and managing a leased aircraft.  The Liquidating Trust and Fund Nine participate in the joint venture on the same terms and conditions.  The Liquidating Trust and Fund Nine each has a right of first refusal to purchase the equipment, on a pro-rata basis, if the other member desires to sell its interest in the equipment or joint venture.

ICON Aircraft 126 LLC

The Liquidating Trust, through a joint venture with Fund Nine, has a 50% ownership interest in an Airbus A340-313X aircraft (“Aircraft 126”).  The previous lease of Aircraft 126 expired on June 30, 2011.  On January 3, 2012, Aircraft 126 was delivered to the new lessee, AA, at which time a new six-year lease commenced.  The joint venture has an outstanding, non-recourse debt balance related to Aircraft 126.  At the expiration of Aircraft 126’s previous lease, a balloon payment equal to the then-outstanding debt balance of $32,677,000 was due, but was not made, as the aircraft was still being readied for delivery to AA.  As the loan was expected to be refinanced, the lender agreed not to exercise any of its remedial rights under the loan agreement.  The debt continued to accrue interest, which was added to the outstanding principal balance of the debt until the debt was refinanced on December 3, 2012.

At December 31, 2012 and 2011, the Liquidating Trust’s carrying value in the joint venture was $0.  For the year ended December 31, 2012, there was no loss from investment in joint venture as the Liquidating Trust’s investment has been reduced to zero and the Liquidating Trust is no longer required to record its share of the joint venture’s losses.

ICON Income Fund Eight B L.P. Liquidating Trust

(A Delaware Statutory Trust)

Notes to the Consolidated Financial Statements

December 31, 2012

(unaudited)

Information as to the financial position and results of operations of the joint venture is summarized below.

	December 31,
	2012	2011
Current assets	$-	$-
Non-current assets	$33,000,991	$34,121,531
Current liabilities	$1,426,452	$33,488,650
Non-current liabilities	$32,585,746	$671,854
Members' deficit	$(1,011,206)	$(38,973)
Liquidating Trust's share of deficit	$(505,603)	$(19,487)

Revenue	$3,503,329	$3,695,786
Expenses	4,691,080	6,253,064
Net loss	$(1,187,751)	$(2,557,278)
Liquidating Trust’s share of net loss	$(593,876)	$(1,278,639)

(5)     Non-Recourse Long-Term Debt

The Liquidating Trust incurred non-recourse debt in connection with the acquisition of Aircraft 123.  The debt was due to be repaid on October 1, 2011, concurrent with the expiration of the lease with Cathay Pacific Airways Limited (“Cathay”).  The Liquidating Trust did not make the final balloon payment as the aircraft was still being readied for delivery to AA, following which the loan was expected to be refinanced.  On December 12, 2011, AA accepted delivery of and simultaneously commenced a six-year lease for Aircraft 123.  During this time, the lender agreed not to exercise any of its remedial rights under the loan agreement.  The debt continued to accrue interest, which was added to the outstanding principal balance of the debt until the debt was refinanced on December 3, 2012.  The refinanced non-recourse debt accrues interest at the one-month London Interbank Offered Rate (“LIBOR”) plus a 1.60% margin and matures on January 31, 2018.  At December 31, 2012 and 2011, the outstanding non-recourse debt balance related to Aircraft 123 was approximately $28,323,000 and $32,239,000, respectively.

As of December 31, 2012 and 2011, the Liquidating Trust had net debt financing costs of $0.  For the year ended December 31, 2012 and the period from May 9, 2011 (commencement of operations) through December 31, 2011, the Liquidating Trust recorded in interest expense the amortization of the nonrecourse long-term debt financing costs of $0 and $10,512, respectively.

The aggregate maturities of non-recourse long-term debt consisted of the following at December 31, 2012:

Years Ending December 31,
2013	$3,210,940
2014	4,292,454
2015	4,292,454
2016	4,292,454
2017	4,292,454
Thereafter	7,941,932
$28,322,688

At December 31, 2012, the Liquidating Trust was in compliance with all covenants related to the non-recourse long-term debt.

ICON Income Fund Eight B L.P. Liquidating Trust

(A Delaware Statutory Trust)

Notes to the Consolidated Financial Statements

December 31, 2012

(unaudited)

(6)     Transactions with Related Parties

The Liquidating Trust paid distributions to the Managing Trustee of $0 and $5,048 during the year ended December 31, 2012 and the period from May 9, 2011 (commencement of operations) through December 31, 2011, respectively.

Under the terms of a maintenance agreement between ICON 123 and ICON 126, ICON 126 paid approximately $143,000 in maintenance costs on behalf of ICON 123.  ICON 123 intends to reimburse ICON 126 if and when it receives proceeds from the sale of Aircraft 123.

In connection with the amounts paid pertaining to the delivery of Aircraft 123 to AA, the Liquidating Trust has an obligation to repay ICON 126 approximately $78,000.

(7)     Concentrations of Risk

In the normal course of business, the Liquidating Trust is exposed to two significant types of economic risk: credit and market.  Credit risk is the risk of a lessee, borrower or other counterparty’s inability or unwillingness to make contractually required payments.  All of the Liquidating Trust’s lessees are within one industry segment.  Accordingly, the Liquidating Trust may be exposed to business and economic risk.

Market risk reflects the change in value of debt instruments, derivatives and credit facilities due to changes in interest rate spreads or other market factors.  The Liquidating Trust believes that the carrying value of its investments is reasonable, taking into consideration these risks, along with estimated collateral values, payment history and other relevant information.

For the year ended December 31, 2012 and the period from May 9, 2011 (commencement of operations) through 2011, the Liquidating Trust had one lessee that accounted for approximately 100% of its rental income.  AA accounted for approximately 100% of the Liquidating Trust’s rental income for the year ended December 31, 2012.  Cathay accounted for approximately 100% of the Liquidating Trust’s rental income for the period from May 9, 2011 (commencement of operations) through December 31, 2011.

As of December 31, 2012 and 2011, the Liquidating Trust had one aircraft that accounted for approximately 100% of its operating assets.

(8)     Commitments and Contingencies

The Liquidating Trust entered into certain residual sharing and remarketing agreements with various third parties.  In connection with these agreements, residual proceeds received in excess of specific amounts may be shared with these third parties based on specific formulas.  At December 31, 2012 and 2011, no amounts were accrued related to these agreements.

As a condition of the lease with AA for Aircraft 123, the Liquidating Trust agreed to perform an upgrade of the aircraft.  During the upgrade period, which is scheduled to commence in early to mid 2013, Aircraft 123 will be out of service for approximately one month.  The upgrade is estimated to cost approximately $2,213,000.

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

In connection with certain investments, the Liquidation Trust is required to maintain restricted cash accounts with certain banks.  At December 31, 2012 and 2011, the Liquidation Trust had restricted cash of approximately $790,000 and $0, respectively.

ICON Income Fund Eight B L.P. Liquidating Trust

(A Delaware Statutory Trust)

Notes to the Consolidated Financial Statements

December 31, 2012

(unaudited)

(9)     Controls and Procedures

   Evaluation of disclosure controls and procedures

In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2012, as well as the financial statements for the Managing Trustee, the Managing Trustee carried out an evaluation, under the supervision and with the participation of the management of the Managing Trustee, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of the Managing Trustee’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended.  Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that the Managing Trustee’s disclosure controls and procedures were effective.

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

The Managing Trustee’s Co-Chief Executive Officers and Principal Financial and Accounting Officer have determined that no weakness in disclosure controls and procedures had any material effect on the accuracy and completeness of the Liquidating Trust’s financial reporting and disclosure included in this Annual Report on Form 10-K.

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

The Managing Trustee assessed the effectiveness of its internal control over financial reporting as of December 31, 2012.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control — Integrated Framework."

Based on its assessment, the Managing Trustee believes that, as of December 31, 2012, its internal control over financial reporting is effective.

41

Changes in internal control over financial reporting

There were no changes in the Managing Trustee’s internal control over financial reporting during the year ended December 31, 2012 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

41

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICON Income Fund Eight B L.P. Liquidating Trust

(Registrant)

By: ICON Capital, LLC

      (Managing Trustee of the Registrant)

March 25, 2013

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

ICON Income Fund Eight B L.P. Liquidating Trust (Registrant) By: ICON Capital, LLC (Managing Trustee of the Registrant) March 25, 2013
By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer, Co-President and Director (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer, Co-President and Director (Co-Principal Executive Officer)
By: /s/ Nicholas Sinigaglia
Nicholas Sinigaglia
Managing Director (Principal Financial and Accounting Officer)

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants which Have Not Registered Securities Pursuant to Section 12 of the Act.

No annual report or proxy material has been sent to beneficial interest holders.

41

Exhibit 31.1

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

3.       Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the net assets and changes in net assets under the liquidation basis of accounting of the Liquidating Trust as of, and for, the periods presented in this report;

4.       I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Liquidating Trust and have:

a.       designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the Liquidating Trust, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

b.       designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.        evaluated the effectiveness of the Liquidating Trust's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.       disclosed in this report any change in the Liquidating Trust’s internal control over financial reporting that occurred during the Liquidating Trust’s most recent fiscal year that has materially affected, or is reasonably likely to materially affect, the Liquidating Trust’s internal control over financial reporting; and

5.       This report discloses, based on my most recent evaluation of internal control over financial reporting:

a.       all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Liquidating Trust's ability to record, process, summarize and report financial information; and

b.       any fraud, whether or not material, that involves management or other employees who have a significant role in the Liquidating Trust's internal control over financial reporting.

Date: March 25, 2013

/s/ Michael A. Reisner

Michael A. Reisner

Co-Chief Executive Officer and Co-President

ICON Capital, LLC

41

Exhibit 31.2

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

3.       Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the net assets and changes in net assets under the liquidation basis of accounting of the Liquidating Trust as of, and for, the periods presented in this report;

4.       I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Liquidating Trust and have:

a.       designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the Liquidating Trust, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

b.       designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.        evaluated the effectiveness of the Liquidating Trust's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.       disclosed in this report any change in the Liquidating Trust’s internal control over financial reporting that occurred during the Liquidating Trust’s most recent fiscal year that has materially affected, or is reasonably likely to materially affect, the Liquidating Trust’s internal control over financial reporting; and

5.       This report discloses, based on my most recent evaluation of internal control over financial reporting:

a.       all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Liquidating Trust's ability to record, process, summarize and report financial information; and

b.       any fraud, whether or not material, that involves management or other employees who have a significant role in the Liquidating Trust's internal control over financial reporting.

Date: March 25, 2013

/s/ Mark Gatto

Mark Gatto

Co-Chief Executive Officer and Co-President

ICON Capital, LLC

Exhibit 31.3

CERTIFICATION OF PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER

PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Nicholas Sinigaglia, certify that:

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

3.       Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the net assets and changes in net assets under the liquidation basis of accounting of the Liquidating Trust as of, and for, the periods presented in this report;

4.       I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Liquidating Trust and have:

a.       designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the Liquidating Trust, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

b.       designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.        evaluated the effectiveness of the Liquidating Trust's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.       disclosed in this report any change in the Liquidating Trust’s internal control over financial reporting that occurred during the Liquidating Trust’s most recent fiscal year that has materially affected, or is reasonably likely to materially affect, the Liquidating Trust’s internal control over financial reporting; and

5.       This report discloses, based on my most recent evaluation of internal control over financial reporting:

a.       all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Liquidating Trust's ability to record, process, summarize and report financial information; and

b.       any fraud, whether or not material, that involves management or other employees who have a significant role in the Liquidating Trust's internal control over financial reporting.

Date: March 25, 2013

/s/ Nicholas Sinigaglia

Nicholas Sinigaglia

Managing Director

(Principal Financial and Accounting Officer)

ICON Capital, LLC

15