Form 10-K
period 2013-12-31
ICON INCOME FUND EIGHT B LP
filed 2014-03-27
CIK 1121716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	December 31, 2013
or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission file number	333-37504

ICON Income Fund Eight B L.P. Liquidating Trust
(Exact name of registrant as specified in its charter)

Delaware	35-6911641
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Park Avenue, 36th Floor
New York, New York	10016
(Address of principal executive offices)	(Zip Code)
(212) 418-4700
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  No☑
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

Number of outstanding beneficial interests of the registrant on March 24, 2013 is 740,380.

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

ICON Income Fund Eight B L.P. Liquidating Trust

(A Delaware Statutory Trust)

Consolidated Statements of Net Assets in Liquidation

(unaudited)

	December 31,
	2013	2012
Assets
Cash	$494,996	$594,749
Leased equipment at cost (less accumulated depreciation of
$9,694,545 and $5,982,496, respectively)	30,014,369	30,601,582
Accounts receivable and other	1,268,569	791,339
Prepaid expense	-	781,703
Total assets	31,777,934	32,769,373
Liabilities
Non-recourse long-term debt	24,075,190	28,322,688
Maintenance reserves	5,641,523	2,469,533
Accrued expenses and other liabilities	1,375,768	34,687
Security deposit	790,000	790,000
Due to affiliates	-	220,545
Total liabilities	31,882,481	31,837,453
Net (liabilities) assets in liquidation	$(104,547)	$931,920

See accompanying notes to consolidated financial statements.

ICON Income Fund Eight B L.P. Liquidating Trust

(A Delaware Statutory Trust)

Consolidated Statements of Changes in Net Assets in Liquidation

(unaudited)

	Years Ended December 31,
	2013	2012
Revenue:
Rental income	$3,673,672	$4,025,760

Expenses:
Depreciation	3,712,049	3,737,397
Interest	952,260	684,222
General and administrative	45,830	680,721
Total expenses	4,710,139	5,102,340
Net loss	(1,036,467)	(1,076,580)

Net assets in liquidation, beginning of year	931,920	2,008,500
Net (liabilities) assets in liquidation, end of year	$(104,547)	$931,920

See accompanying notes to consolidated financial statements.

ICON Income Fund Eight B L.P. Liquidating Trust

(A Delaware Statutory Trust)

Consolidated Statements of Cash Flows in Liquidation

(unaudited)

	Years Ended December 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(1,036,467)	$(1,076,580)
Adjustments to reconcile net loss to net cash used in
operating activities:
Rental income paid directly to lenders by lessee	(3,012,293)	(2,964,651)
Depreciation	3,712,049	3,737,397
Interest expense from amortization of debt discount	473,962	-
Interest expense on non-recourse long-term debt paid directly to lenders by lessees	442,423	684,222
Changes in operating assets and liabilities:
Other assets	(477,230)	(920,610)
Due to affiliates	(220,545)	18,243
Accrued expenses and other current liabilities	18,348	(480,767)
Net cash used in operating activities	(99,753)	(1,002,746)

Cash flows from financing activities:
Proceeds from non-recourse long-term debt	-	834,003
Net cash provided by financing activities	-	834,003
Net decrease in cash	(99,753)	(168,743)
Cash, beginning of year	594,749	763,492
Cash, end of year	$494,996	$594,749

Supplemental disclosure of non-cash investing and financing activities:
Principal on non-recourse long-term debt
paid directly to lenders by lessees	$3,171,990	$2,469,533
Aircraft reconfiguration costs paid directly by lender	$2,343,133	$-
Reclassification of prepaid reconfiguration costs from prepaid expense to
leased equipment at cost	$781,703	$-

See accompanying notes to consolidated financial statements.

ICON Income Fund Eight B L.P. Liquidating Trust

(A Delaware Statutory Trust)

Notes to the Consolidated Financial Statements

December 31, 2013

(unaudited)

(1)     Purpose of Liquidating Trust

ICON Income Fund Eight B L.P. Liquidating Trust (the “Liquidating Trust”), a Delaware Statutory Trust, was formed on May 9, 2011 (the “Commencement of Operations”). When used in these notes to the consolidated financial statements, the terms “we,” “us,” “our” or similar terms refer to the Liquidating Trust and its consolidated subsidiaries.  We are governed by a Liquidating Trust Agreement that appointed ICON Capital, LLC, a Delaware limited liability company formerly known as ICON Capital Corp., as our managing trustee (the “Managing Trustee”). Our  two assets are an investment in ICON Aircraft 123 LLC (“ICON 123”) and an interest in a joint venture, ICON Aircraft 126 LLC (“ICON 126”). These investments, as well as all assets and liabilities of ICON Income Fund Eight B L.P. (“Fund Eight B”), were transferred to us as of May 9, 2011 in order to reduce the expenses incurred by Fund Eight B and to maximize potential distributions to beneficiaries. On May 9, 2011, all general and limited partnership interests in Fund Eight B were exchanged for an equal number of our beneficial interests.

(2)     Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The general partner of Fund Eight B approved a plan of liquidation on May 9, 2011 and transferred all of Fund Eight B’s assets and liabilities to us to commence liquidation. As a result, the basis of accounting for periods subsequent to May 9, 2011 was changed from the going-concern basis to a liquidation basis.

Our accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”). In the opinion of our Managing Trustee, all adjustments, which are of a normal recurring nature, considered necessary for a fair presentation have been included. The consolidated financial statements include our accounts and the accounts of our wholly owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

We account for our noncontrolling interest in a joint venture where we have influence over financial and operational matters, generally 50% or less ownership interest, under the equity method of accounting.  Accordingly, our original investment was recorded at cost and adjusted for our share of earnings, losses and distributions of the joint venture.  Our investment in a joint venture is subject to our impairment review policy.

Cash

Cash includes cash in banks held principally at two financial institutions, which at times may exceed insured limits. We have placed these funds in high quality institutions in order to minimize risk relating to exceeding insured limits.

Leased Equipment at Cost

Investments in leased equipment are stated at cost less accumulated depreciation.  Leased equipment is depreciated on a straight-line basis over the lease term, which typically ranges from 3 to 8 years, to the asset’s residual value.

Our Managing Trustee has an investment committee that approves each new equipment lease and other financing transaction. As part of its process, the investment committee determines the residual value, if any, to be used once the investment has been approved. The factors considered in determining the residual value include, but are not limited to, the creditworthiness of the potential lessee, the type of equipment considered, how the equipment is integrated into the potential lessee’s business, the length of the lease and the industry in which the potential lessee operates.  Residual values are reviewed for impairment in accordance with our impairment review policy.

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

December 31, 2013

(unaudited)

calculated using information from various external sources, such as trade publications, auction data, equipment dealers, wholesalers and industry experts, as well as inspection of the physical asset and other economic indicators.

Depreciation

We record depreciation expense on equipment when the lease is classified as an operating lease.  In order to calculate depreciation, we first determine the depreciable base, which is the equipment cost less the estimated residual value at lease termination.  Depreciation expense is recorded on a straight-line basis over the lease term.

Asset Impairments

The significant assets in our portfolio are periodically reviewed, no less frequently than annually or when indicators of impairment exist, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss will be recognized only if the carrying value of a long-lived asset is not recoverable and exceeds its fair market value. If there is an indication of impairment, we will estimate the future cash flows (undiscounted and without interest charges) expected from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. If an impairment is determined to exist, the impairment loss will be measured as the amount by which the carrying value of a long-lived asset exceeds its fair value and recorded in our consolidated statements of changes in net assets in liquidation in the period the determination is made.

The events or changes in circumstances that generally indicate that an asset may be impaired are (i) the estimated fair value of the underlying equipment is less than its carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to satisfy the residual position in the asset. The preparation of the undiscounted cash flows requires the use of assumptions and estimates, including the level of future rents, the residual value expected to be realized upon disposition of the asset, estimated downtime between re-leasing events and the amount of re-leasing costs. Our Managing Trustee’s review for impairment includes a consideration of the existence of impairment indicators including third-party appraisals, published values for similar assets, recent transactions for similar assets, adverse changes in market conditions for specific asset types and the occurrence of significant adverse changes in general industry and market conditions that could affect the fair value of the asset.

Revenue Recognition

We lease equipment to a third party, which has been classified as an operating lease based upon the terms of the lease. For an operating lease, the initial direct costs are included as a component of the cost of the equipment and depreciated over the lease term.

For operating leases, rental income is recognized on a straight-line basis over the lease term.  Billed operating lease receivables are included in accounts receivable until collected or written off. We record a reserve if we deem any receivables not collectible. The difference between the timing of the cash received and the income recognized on a straight-line basis is recognized as either deferred revenue or other assets, as appropriate.

Initial Direct Costs

We capitalize initial direct costs, including acquisition fees, associated with the origination and funding of leased assets and other financing transactions. We paid acquisition fees to our Managing Trustee of 3% of the purchase price of the investment made by or on our behalf, including, but not limited to, the cash paid, indebtedness incurred or assumed, and the excess of the collateral value of the long-lived asset over the amount of the investment, if any. The costs of each transaction are amortized over the transaction term using the straight-line method for operating leases and the effective interest rate method for finance leases in our consolidated statements of changes in net assets in liquidation. Costs related to leases or other financing transactions that are not consummated are expensed as an acquisition expense.

Income Taxes

ICON Income Fund Eight B L.P. Liquidating Trust

(A Delaware Statutory Trust)

Notes to the Consolidated Financial Statements

December 31, 2013

(unaudited)

We are taxed as a partnership for federal and state income tax purposes.  Therefore, no provision for federal and state income taxes has been recorded since the liability for such taxes is the responsibility of each of the individual beneficial owners rather than us.  We are potentially subject to New York City unincorporated business tax (“UBT”), which is imposed on the taxable income of any active trade or business carried on in New York City.  The UBT is imposed for each taxable year at a rate of approximately 4% of taxable income that is allocable to New York City.  Our federal, state and local income tax returns for tax years for which the applicable statutes of limitations have not expired are subject to examination by the applicable taxing authorities.  All penalties and interest associated with income taxes are included in general and administrative expense on the consolidated statements of changes in net assets in liquidation. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.  We did not have any material liabilities recorded related to uncertain tax positions nor did we have any unrecognized tax benefits as of the periods presented herein.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires our Managing Trustee to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.  Significant estimates primarily include the determination of credit loss reserve, impairment losses, estimated useful lives and residual values. Actual results could differ from those estimates.

(3)     Leased Equipment at Cost

Leased equipment at cost consisted of the following:

	December 31,
	2013	2012
Aircraft	$39,708,914	$36,584,078
Less: accumulated depreciation	9,694,545	5,982,496
Leased equipment at cost, less accumulated depreciation	$30,014,369	$30,601,582

Depreciation expense was $3,712,049 and $ 3,737,397 for the years ended December 31, 2013 and 2012, respectively.

ICON Aircraft 123 LLC

We own an Airbus A340-313X aircraft (“Aircraft 123”).  Aircraft 123 was previously on lease to Cathay Pacific Airways Limited (“Cathay”), which lease expired on September 30, 2011. On December 12, 2011, Aircraft 123 was delivered to the new lessee, Aerolineas Argentinas (“AA”), at which time a new six year lease commenced.  In connection with preparing the aircraft for re-lease, we incurred approximately $429,000 in repairs and maintenance expense, which consisted primarily of cabin preparation and mechanical and airworthiness services during the year ended December 31, 2012.

As a condition of the lease with AA for Aircraft 123, we agreed to perform an upgrade of the aircraft. During the upgrade period, which commenced on November 9, 2013 and was completed on December 6, 2013, Aircraft 123 was out of service. The upgrade costs were approximately $3,125,000, all of which were capitalized to leased equipment at cost as of December 31, 2013.

In addition to the lease payments, the lessee is required to fund maintenance reserves to ensure necessary funds are available for the repairs and maintenance of Aircraft 123.  Funds will be reimbursed to the lessee as expenses are incurred by the lessee. At the expiration of the lease, any remaining maintenance reserves will be retained by us and recorded as rental income on the consolidated statements of changes in net assets in liquidation.

Aggregate annual minimum future rentals receivable from our non-cancelable lease for the next five years consisted of the following at December 31, 2013:

ICON Income Fund Eight B L.P. Liquidating Trust

(A Delaware Statutory Trust)

Notes to the Consolidated Financial Statements

December 31, 2013

(unaudited)

Years Ending December 31,
2014	$4,476,000
2015	4,476,000
2016	4,476,000
2017	4,476,000
2018	-
$17,904,000

(4)     Investment in Joint Ventures

ICON Aircraft 126 LLC

We, through a joint venture with ICON Income Fund Nine Liquidating Trust, an entity also managed by our Managing Trustee (“Fund Nine”), have a 50% ownership interest in an Airbus A340-313X aircraft (“Aircraft 126”).  The previous lease of Aircraft 126 expired on June 30, 2011.  On January 3, 2012, Aircraft 126 was delivered to the new lessee, AA, at which time a new six-year lease commenced.  The joint venture has an outstanding non-recourse debt balance related to Aircraft 126.  At the expiration of Aircraft 126’s previous lease, a balloon payment equal to the then-outstanding debt balance of $32,677,000 was due, but was not made, as the aircraft was still being readied for delivery to AA.  As the loan was expected to be refinanced, the lender agreed not to exercise any of its remedial rights under the loan agreement.  The debt continued to accrue interest, which was added to the outstanding principal balance of the debt until the debt was refinanced on December 3, 2012.

At December 31, 2013 and 2012, our carrying value in the joint venture was $0.  For the years ended December 31, 2013 and 2012, there was no loss from investment in joint venture as our investment has been reduced to zero and we are no longer required to record our share of the joint venture’s losses.

Information as to the financial position and results of operations of the joint venture is summarized below.

	December 31,
	2013	2012
Non-current assets	$29,754,252	$33,000,991
Current liabilities	$69,507	$1,426,452
Non-current liabilities	$31,739,161	$32,585,746
Members' deficit	$(2,054,416)	$(1,011,206)
Liquidating Trust's share of deficit	$(1,027,208)	$(505,603)

Revenue	$4,362,160	$3,503,329
Expenses	5,405,369	4,691,080
Net loss	$(1,043,209)	$(1,187,751)
Liquidating Trust’s share of net loss	$(521,605)	$(593,876)

(5)     Non-Recourse Long-Term Debt

We incurred non-recourse debt in connection with the acquisition of Aircraft 123.  The debt was due to be repaid on October 1, 2011, concurrent with the expiration of the lease with Cathay.  We did not make the final balloon payment as the aircraft was still being readied for delivery to AA, following which the loan was expected to be refinanced. On December 12, 2011, AA accepted delivery of and simultaneously commenced a six year lease for Aircraft 123. During this time, the lender agreed not to exercise any of its remedial rights under the loan agreement. The debt continued to accrue interest, which was added to the outstanding principal balance of the debt until the debt was refinanced on December 3, 2012. The refinanced non-

ICON Income Fund Eight B L.P. Liquidating Trust

(A Delaware Statutory Trust)

Notes to the Consolidated Financial Statements

December 31, 2013

(unaudited)

recourse debt accrues interest at the one-month London Interbank Offered Rate (“LIBOR”) plus a 1.60% margin and matures on January 31, 2018.

As part of the December 3, 2012 debt restructuring, certain contingent payments would be due to the lender if Aircraft 123, through any leases and its ultimate disposition, generated cash flows in excess of a pre-determined amount. Our original estimate was that the pre-determined amount would not be achieved and, therefore, no payment would be due to the lender.  During 2013, based on updated estimates and additional operating history to analyze, we determined that it was probable that a payment of $2,500,000 would be due to the lender following the termination of the existing lease and ultimate disposition of Aircraft 123.  Accordingly, we recorded an additional $2,500,000 liability to the lender which is recorded within non-recourse long-term debt on the consolidated statements of net assets in liquidation.  Simultaneously, we recorded a corresponding (offsetting) discount of $2,500,000, which is also recorded within non-recourse long-term debt.  Over the remaining term of the non-recourse long-term debt, the discount will be amortized to interest expense using the effective interest rate method.  Future changes in certain estimates, including the estimated residual value of Aircraft 123 or future lease rates, could effect the amount of this liability, although it can never exceed $2,500,000. At December 31, 2013 and 2012, the outstanding non-recourse debt balance related to Aircraft 123 was $23,601,228 and $28,322,688, respectively.

The aggregate maturities of non-recourse long-term debt consisted of the following at December 31, 2013:

Years Ending December 31,
2014	$4,292,454
2015	4,292,454
2016	4,292,454
2017	4,292,454
2018	4,292,454
Thereafter	2,612,920
$24,075,190

At December 31, 2013 and 2012, we were in compliance with all covenants related to the non-recourse long-term debt.

(6)     Transactions with Related Parties

Under the terms of a maintenance agreement between ICON 123 and ICON 126, ICON 126 paid approximately $143,000 in maintenance costs on behalf of ICON 123 as of the year ended December 31, 2012. ICON 123 intends to reimburse ICON 126 if and when it receives proceeds from the sale of Aircraft 123.

(7)     Concentrations of Risk

In the normal course of business, we are exposed to two significant types of economic risk: credit and market.  Credit risk is the risk of a lessee, borrower or other counterparty’s inability or unwillingness to make contractually required payments.  We have one lessee which is within one industry segment.  Accordingly, we may be exposed to business and economic risk.

Market risk reflects the change in value of debt instruments, derivatives and credit facilities due to changes in interest rate spreads or other market factors.  We believe that the carrying value of our investments is reasonable, taking into consideration these risks, along with estimated collateral values, payment history and other relevant information.

For the years ended December 31, 2013 and 2012, we had one lessee that accounted for approximately 100% of our rental income.

As of December 31, 2013 and 2012, we had one aircraft that accounted for approximately 100% of our operating assets.

(8)     Commitments and Contingencies

ICON Income Fund Eight B L.P. Liquidating Trust

(A Delaware Statutory Trust)

Notes to the Consolidated Financial Statements

December 31, 2013

(unaudited)

We entered into certain residual sharing and remarketing agreements with various third parties.  In connection with these agreements, residual proceeds received in excess of specific amounts may be shared with these third parties based on specific formulas.  At December 31, 2013 and 2012, no amounts were accrued related to these agreements.

In connection with certain investments, we are required to maintain restricted cash accounts with certain banks. We had restricted cash of $790,000, which is included in accounts receivable and other on our consolidated statements of net assets in liquidation as of December 31, 2013 and 2012.

Item 9A. Controls and Procedures

   Evaluation of disclosure controls and procedures

In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2013, as well as the financial statements for our Managing Trustee, our Managing Trustee carried out an evaluation, under the supervision and with the participation of the management of our Managing Trustee, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our Managing Trustee’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended.  Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that our Managing Trustee’s disclosure controls and procedures were effective.

In designing and evaluating our Managing Trustee’s disclosure controls and procedures, our Managing Trustee recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Our Managing Trustee’s disclosure controls and procedures have been designed to meet reasonable assurance standards.  Disclosure controls and procedures cannot detect or prevent all error and fraud.  Some inherent limitations in disclosure controls and procedures include costs of implementation, faulty decision-making, simple error and mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all anticipated and unanticipated future conditions.  Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with established policies or procedures.

Our Managing Trustee’s Co-Chief Executive Officers and Principal Financial and Accounting Officer have determined that no weakness in disclosure controls and procedures had any material effect on the accuracy and completeness of our financial reporting and disclosure included in this Annual Report on Form 10-K.

Evaluation of internal control over financial reporting

Our Managing Trustee is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our Managing Trustee assessed the effectiveness of its internal control over financial reporting as of December 31, 2013.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control — Integrated Framework" as issued in 1992.

Based on its assessment, our Managing Trustee believes that, as of December 31, 2013, its internal control over financial reporting is effective.

Changes in internal control over financial reporting

There were no changes in our Managing Trustee’s internal control over financial reporting during the year ended December 31, 2013 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICON Income Fund Eight B L.P. Liquidating Trust

(Registrant)

By: ICON Capital, LLC

      (Managing Trustee of the Registrant)

March 26, 2014

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

ICON Income Fund Eight B L.P. Liquidating Trust (Registrant) By: ICON Capital, LLC (Managing Trustee of the Registrant) March 26, 2014
By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer, Co-President and Director (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer, Co-President and Director (Co-Principal Executive Officer)
By: /s/ Nicholas A. Sinigaglia
Nicholas A. Sinigaglia
Managing Director (Principal Financial and Accounting Officer)

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants which Have Not Registered Securities Pursuant to Section 12 of the Act.

No annual report or proxy material has been sent to beneficial interest holders.